Form 10-Q
period 2021-01-31
C3.ai, Inc.
filed 2021-03-02
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39744
C3.ai, Inc.
(Exact name of registrant as specified in its charter)

Delaware				26-3999357
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

	1300 Seaport Blvd,		Suite 500
	Redwood City,	CA	94063
(Address of principal executive offices, including zip code)
(650) 503-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	AI	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of February 26, 2021, the registrant had outstanding 97,431,675 shares of Class A common stock and 3,499,992 shares of Class B common stock.

		Page
Part I. Financial Information		4
Item 1.	Condensed Consolidated Financial Statements (unaudited)	6
	Condensed Consolidated Balance Sheets	7
	Condensed Consolidated Statements of Operations	8
	Condensed Consolidated Statements of Comprehensive Loss	9
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Redeemable Convertible Class A-1 Common Stock and Stockholders’ Equity (Deficit)	10
	Condensed Consolidated Statements of Cash Flows	13
	Notes to Condensed Consolidated Financial Statements	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45
Part II. Other Information		47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 6.	Exhibits	85
Signatures		86

PART I - FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, including our statements regarding the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage our C3 AI Suite and C3 AI Applications;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our growth strategies for our C3 AI Suite and C3 AI Applications;
•the estimated addressable market opportunity for our C3 AI Suite and C3 AI Applications;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•the effects of the coronavirus, or COVID-19, pandemic or other public health crises;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
SELECTED RISKS AFFECTING OUR BUSINESS
Investing in our Class A common stock involves numerous risks, including the risks described in “Part II—Other Information, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below is a summary of some of the risks and uncertainties as of the date of the filing of this Quarterly Report on Form 10-Q, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. You should read this summary together with the more detailed description of each risk factor contained below.
Risks Related to Our Business and Our Industry
•We have a limited operating history, which makes it difficult to evaluate our prospects and future results of operations.
•Historically, a limited number of customers have accounted for a substantial portion of our revenue. If existing customers do not renew their contracts with us, or if our relationships with our largest customers are impaired or terminated, our revenue could decline, and our results of operations would be adversely impacted.
•Our business depends on our ability to attract new customers and on our existing customers purchasing additional subscriptions from us and renewing their subscriptions.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
•Our sales cycles can be long and unpredictable, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.
•If the market for our C3 AI Suite and C3 AI Applications fails to grow as we expect, or if businesses fail to adopt our C3 AI Suite and C3 AI Applications, our business, operating results, and financial condition could be adversely affected.
•If we fail to respond to rapid technological changes, extend our C3 AI Suite and C3 AI Applications or develop new features and functionality, our ability to remain competitive could be impaired.
•If we were to lose the services of our Chief Executive Officer (our “CEO”) or other members of our senior management team, we may not be able to execute our business strategy.
•The COVID-19 pandemic had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.
Risks Related to Our International Operations
•We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
•We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.
Risks Related to Taxes

•Our results of operations may be harmed if we are required to collect sales or other related taxes for our subscriptions in jurisdictions where we have not historically done so.
Risks Related to Our Intellectual Property
•We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters, which, if resolved adversely, could harm our business.
•Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
•Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.
•Our use of third-party open source software could negatively affect our ability to offer and sell subscriptions to our C3 AI Suite and C3 AI Applications and subject us to possible litigation.
Risks Related to Ownership of Our Class A Common Stock
•The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
•The dual class structure of our common stock has the effect of concentrating voting control to our Chairman and CEO, Thomas M. Siebel.
•Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.
General Risks
•If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•Our business could be disrupted by catastrophic events.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	January 31,	April 30,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$960,122	$33,104
Short-term investments	162,880	211,874
Accounts receivable, net of allowance of $762 and $755 as of January 31, 2021 and April 30, 2020, respectively(1)	30,231	30,827
Prepaid expenses and other current assets	13,503	5,400
Total current assets	1,166,736	281,205
Property and equipment, net	6,844	8,723
Goodwill	625	625
Long-term investments	—	725
Other assets, non-current	10,369	13,830
Total assets	$1,184,574	$305,108
Liabilities, redeemable convertible preferred stock, redeemable convertible Class A-1 common stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$12,608	$4,726
Accrued compensation and employee benefits	17,996	13,693
Deferred revenue, current(2)	59,950	53,537
Accrued and other current liabilities	13,544	9,083
Total current liabilities	104,098	81,039
Deferred revenue, non-current	2,360	6,758
Other long-term liabilities	4,004	6,001
Total liabilities	110,462	93,798
Commitments and contingencies (note 6)
Redeemable convertible preferred stock, $0.001 par value. No shares and 233,107,379 shares authorized as of January 31, 2021 and April 30, 2020, respectively; no shares and 37,128,768 shares issued and outstanding as of January 31, 2021 and April 30, 2020, respectively; Liquidation preference of $376,178 as of April 30, 2020	—	375,207
Redeemable convertible class A-1 common stock, $0.001 par value. No shares and 6,666,667 shares authorized as of January 31, 2021 and April 30, 2020, respectively; no shares and 6,666,665 shares issued and outstanding as of January 31, 2021 and April 30, 2020, respectively; Liquidation preference of $18,800 as of April 30, 2020	—	18,800
Stockholders’ (deficit) equity
Class A common stock, $0.001 par value. 1,000,000,000 and 390,000,000 shares authorized as of January 31, 2021 and April 30, 2020, respectively; 97,431,675 and 31,210,159 shares issued and outstanding as of January 31, 2021 and April 30, 2020 respectively	98	31
Class B common stock, $0.001 par value; 3,500,000 and 21,000,000 shares authorized as of January 31, 2021 and April 30, 2020, respectively; 3,499,992 and no shares issued and outstanding as of January 31, 2021 and April 30, 2020, respectively	3	—
Additional paid-in capital	1,399,281	110,485
Accumulated other comprehensive income	13	424
Accumulated deficit	(325,283)	(293,637)
Total stockholders’ equity (deficit)	1,074,112	(182,697)
Total liabilities, redeemable convertible preferred stock, redeemable convertible Class A-1 common stock and stockholders’ equity (deficit)	$1,184,574	$305,108
(1) Including amounts from a related party of $1,030 and $250 as of January 31, 2021 and April 30, 2020, respectively.
(2) Including amounts from a related party of $9,358 and $1,499 as of January 31, 2021 and April 30, 2020, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Revenue
Subscription(1)	$42,699	$34,629	$114,248	$98,627
Professional services(2)	6,410	6,654	16,685	16,421
Total revenue	49,109	41,283	130,933	115,048
Cost of revenue
Subscription	7,023	8,862	22,694	23,493
Professional services	5,203	2,069	10,113	5,785
Total cost of revenue	12,226	10,931	32,807	29,278
Gross profit	36,883	30,352	98,126	85,770
Operating expenses
Sales and marketing	28,450	23,162	64,898	60,385
Research and development	18,748	12,331	48,145	47,122
General and administrative	8,184	5,291	21,433	19,541
Total operating expenses	55,382	40,784	134,476	127,048
Loss from operations	(18,499)	(10,432)	(36,350)	(41,278)
Interest income	129	1,136	997	3,115
Other (expense) income, net	1,721	(402)	4,163	(498)
Net loss before provision for income taxes	(16,649)	(9,698)	(31,190)	(38,661)
Provision for income taxes	203	98	456	283
Net loss	$(16,852)	$(9,796)	$(31,646)	$(38,944)
Net loss attributable to Class A common shareholders, basic and diluted	$(0.23)	$(0.27)	$(0.64)	$(1.11)
Net loss attributable to Class A-1 common shareholders, basic and diluted	$(0.10)	$(0.27)	$(0.52)	$(1.11)
Net loss attributable to Class B common shareholders, basic and diluted	$(0.13)	$—	$(0.12)	$—
Weighted-average shares used in computing net loss per share attributable to Class A common stockholders, basic and diluted	68,648,229	30,132,463	43,480,533	28,478,395
Weighted-average shares used in computing net loss per share attributable to Class A-1 common stockholders, basic and diluted	6,666,665	6,666,666	6,666,665	6,666,666
Weighted-average shares used in computing net loss per share attributable to Class B common stockholders, basic and diluted	3,499,992	—	3,499,992	—
(1)Including related party revenue of $7,951, $9,865, $21,571 and $30,560 for the three and nine months ended January 31, 2021 and 2020, respectively.
(2)Including related party revenue of $0, $112, $0 and $210 for the three and nine months ended January 31, 2021 and 2020, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net loss	$(16,852)	$(9,796)	$(31,646)	$(38,944)
Other comprehensive income
Unrealized gain (loss) on investment securities, net of tax	(49)	69	(411)	136
Total comprehensive loss	$(16,901)	$(9,727)	$(32,057)	$(38,808)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
REDEEMABLE CONVERTIBLE CLASS A-1 COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of October 31, 2019	37,129	$375,207	6,667	$18,800	30,779	$30	$104,403	$141	$(253,407)	$(148,833)
Issuance of Class A common stock	—	—	—	—	274	—	446	—	—	446
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	156	—	—	156
Stock-based compensation expense	—	—	—	—	—	—	2,061	—	—	2,061
Other comprehensive income	—	—	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	—	—	(9,796)	(9,796)
Balance as of January 31, 2020	37,129	$375,207	6,667	$18,800	31,053	$30	$107,066	$210	$(263,203)	$(155,897)

	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of October 31, 2020	37,129	$399,753	6,667	$18,800	32,981	$33	$124,009	$62	$(308,431)	$(184,327)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(37,129)	(399,753)	(6,667)	(18,800)	43,796	44	418,509	—	—	418,553
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	—	—	21,396	21	844,625	—	—	844,646
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	2,759	3	4,800	—	—	4,803
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	749	—	—	749
Stock-based compensation expense	—	—	—	—	—	—	6,589	—	—	6,589
Other comprehensive loss	—	—	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	—	—	(16,852)	(16,852)
Balance as of January 31, 2021	—	$—	—	$—	100,932	$101	$1,399,281	$13	$(325,283)	$1,074,112

	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2019	34,192	$299,965	6,667	$18,800	20,057	$20	$58,731	$74	$(224,259)	$(165,434)
Issuance of Series G Preferred Stock, net of issuance costs $34	1,283	25,406	—	—	—	—	—	—	—	—
Issuance of Class A common stock	—	—	—	—	9,530	10	44,017	—	—	44,027
Issuance of Series H Preferred Stock, net of issuance costs $164	1,654	49,836	—	—	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	1,630	1	2,014	—	—	2,015
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	427	—	—	427
Tender offer repurchases	—	—	—	—	(164)	(1)	(3,547)	—	—	(3,548)
Stock-based compensation expense	—	—	—	—	—	—	5,424	—	—	5,424
Other comprehensive income	—	—	—	—	—	—	—	136	—	136
Net loss	—	—	—	—	—	—	—	—	(38,944)	(38,944)
Balance as of January 31, 2020	37,129	$375,207	6,667	$18,800	31,053	$30	$107,066	$210	$(263,203)	$(155,897)

	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2020	37,129	$375,207	6,667	$18,800	31,210	$31	$110,485	$424	$(293,637)	$(182,697)
Repayment of shareholder loan	—	24,546	—	—	—	—	1,457	—	—	1,457
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(37,129)	(399,753)	(6,667)	(18,800)	43,796	44	418,509	—	—	418,553
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	—	—	21,396	21	844,625	—	—	844,646
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	4,530	5	7,862	—	—	7,867
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	2,073	—	—	2,073
Stock-based compensation expense	—	—	—	—	—	—	14,270	—	—	14,270
Other comprehensive loss	—	—	—	—	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	—	—	—	—	(31,646)	(31,646)
Balance as of January 31, 2021	—	$—	—	$—	100,932	$101	$1,399,281	$13	$(325,283)	$1,074,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,646)	$(38,944)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,189	566
Non-cash operating lease cost	2,474	2,267
Stock-based compensation expense	14,270	5,424
Other	(115)	(324)
Changes in operating assets and liabilities
Accounts receivable(1)	588	33,744
Prepaid expenses, other current assets and other assets	(6,931)	(6,928)
Accounts payable	7,447	(917)
Accrued compensation and employee benefits	4,303	1,081
Lease liability	(2,636)	(2,344)
Other liabilities	1,213	(397)
Deferred revenue(2)	2,016	(20,335)
Net cash used in operating activities	(5,828)	(27,107)
Cash flows from investing activities:
Purchase of property and equipment	(1,166)	(1,629)
Capitalized software development costs	—	(581)
Proceeds from sale of non-marketable equity security	725	—
Purchase of investments	(232,287)	(197,067)
Maturity and sale of investments	280,997	58,625
Net cash provided by (used in) investing activities	48,269	(140,652)
Cash flows from financing activities:
Proceeds from initial public offering and private placements, net of underwriting discounts	851,859	—
Proceeds from repayment of shareholder loan	26,003	—
Proceeds from issuance of Series G, net of issuance costs	—	25,333
Proceeds from issuance of Series H, net of issuance costs	—	49,836
Repurchase of common stock and options in tender offer	—	(3,548)
Payment of deferred offering costs	(6,710)	—
Proceeds from issuance of common stock	—	44,028
Proceeds from exercise of Class A common stock options	13,825	3,846
Net cash provided by financing activities	884,977	119,495
Net increase (decrease) in cash, cash equivalents and restricted cash	927,418	(48,264)
Cash, cash equivalents and restricted cash at beginning of period	33,604	99,107
Cash, cash equivalents and restricted cash at end of period	$961,022	$50,843
Cash and cash equivalents	$960,122	$50,343
Restricted cash included in other assets	900	500
Total cash, cash equivalents and restricted cash	$961,022	$50,843
Supplemental disclosures of cash flow information—cash paid for income taxes	$435	$541
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$349	$—
Deferred offering costs included in accounts payable and accrued liabilities	$503	$—
Vesting of early exercised stock options	$2,073	$427
(1)Including changes in related party balances of $(780) and $19,826 for the nine months ended January 31, 2021 and 2020, respectively.
(2)Including changes in related party balances of $7,859 and $(8,596) for the nine months ended January 31, 2021 and 2020, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. and subsidiaries, or collectively, C3 AI or the Company, is an enterprise artificial intelligence, or AI, software provider. Our C3 AI Suite supports accelerating digital transformation in various industries with prebuilt and configurable C3 AI Applications for business use cases including predictive maintenance, fraud detection, sensor network health, supply network optimization, energy management, anti-money laundering, and customer engagement. The Company supports customers in the United States, Europe, and the rest of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
Reverse Stock Split
In November 2020, the Company amended and restated its certificate of incorporation to effect a reclassification of the Company’s prior Class B common stock and Class C common stock into Class A common stock and redeemable convertible Class B-1 common stock into a new redeemable convertible Class A-1 common stock. The rights, including the liquidation, dividend, and voting rights, are substantially identical for each class of common stock reclassified. All references to prior Class B common stock and Class C common stock have been recast to Class A common stock, and all references to redeemable convertible Class B-1 common stock have been recast to redeemable convertible Class A-1 common stock in these unaudited condensed consolidated financial statements to give retrospective effect to the reclassification for all periods presented. The Company also authorized a new Class B common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and the new Class B common stock are substantially identical, other than the voting rights and conversion rights upon transfer of the Class B common stock. See Note 9 for more information.
Additionally, the Company effected a 6-for-1 reverse stock split of the Company’s outstanding common stock, preferred stock, and stock option awards. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split. The authorized shares of the Class A common stock, new Class A-1 common stock, new Class B common stock and preferred stock were also adjusted to 390,000,000 shares, 6,666,667 shares, 21,000,000 shares, and 233,107,379 shares, respectively. All authorized, issued, and outstanding shares of common stock, preferred stock, stock option awards, and per share data included in these financial statements have been recast to give retrospective effect to the adjusted authorized shares and reverse stock split for all periods presented.
Initial Public Offering and Concurrent Private Placements
In December 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 17,825,000 shares of its Class A common stock at $42.00 per share, which included 2,325,000 shares issued upon the exercise of the underwriters’ over-allotment option to purchase additional shares. The Company received net proceeds of $694.6 million after deducting underwriting discounts and other offering expenses. In connection with the IPO:
•all 33,628,776 shares of the Company’s outstanding redeemable convertible preferred stock, except the Series A* preferred stock, automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis;
•all 3,499,992 shares of the Company’s outstanding redeemable convertible Series A* preferred stock automatically converted into an equivalent number of shares of our Class B common stock on a one-to-one basis;
•all 6,666,665 shares of the Company’s outstanding redeemable convertible Class A-1 common stock automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis; and
•the Company amended and restated its certificate of incorporation which became effective upon completion of the IPO.
Deferred offering costs consist primarily of direct and incremental accounting, legal and other fees related to the Company’s IPO. Prior to the IPO, all deferred offering costs incurred were capitalized and included in other assets on the condensed consolidated balance sheet. Upon completion of the IPO, $7.2 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company also completed a concurrent private placement immediately subsequent to the closing of the IPO, in which the Company issued and sold 2,380,952 and 1,190,476 shares of its Class A common stock at $42.00 per share to Spring Creek Capital LLC, an affiliate of Koch Industries, Inc., and Microsoft Corporation, respectively (the “Concurrent Private Placement”). The Company received aggregate proceeds of $150.0 million and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in the Concurrent Private Placement.
Basis of Presentation and Principles of Consolidation
The Company prepares its unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus dated December 8, 2020, and filed with the SEC pursuant to Rule 424(b)(4) on December 9, 2020 (the “Final Prospectus”).
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2021, and the results of operations for the three and nine months ended January 31, 2021. The results of operations for the three and nine months ended January 31, 2021, are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of C3.ai, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers and estimating variable consideration, the estimated expected benefit period for deferred contract acquisition costs, the useful lives of long-lived assets, the value of common stock and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Fiscal Year
The Company’s fiscal year ends on April 30.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Prospectus. There have been no significant changes to these policies during the three months ended January 31, 2021.
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and accounts receivable. The majority of the Company’s cash and cash equivalents are held by one financial institution. The Company is exposed to that financial institution to the extent that its cash balance with that financial

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
institution is in excess of Federal Deposit Insurance Company, or FDIC, insurance limits. The Company’s investment policy is to invest in securities with a minimum rating of P1 by Moody’s, A1 by Standard & Poor’s, F-1 by Fitch’s or higher for short-term investments, and minimum rating of A2 by Moody’s, A by Standard & Poor’s, or A by Fitch’s or higher for long-term investments.
Recent Accounting Pronouncements
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (1) within the same periods as those otherwise applicable to public business entities or (2) within the same time periods as private companies, including early adoption when permissible.
The Company has elected to adopt new or revised accounting guidance within the same time period as private companies.
Other than policies noted below, there have been no significant changes to the accounting policies disclosed in Note 1 of the audited consolidated financial statements as of and for the years ended April 30, 2020 and 2019 included in the Final Prospectus.
Recently Adopted Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The guidance is effective for the fiscal year beginning May 1, 2023 with early adoption permitted. The Company early adopted the guidance as of May 1, 2020 using a prospective transition method. Adoption of this guidance did not have a material impact to the Company’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2018-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The guidance is effective for the fiscal year beginning May 1, 2023 with early adoption permitted. The Company early adopted the guidance as of May 1, 2020 using a prospective transition method. Adoption of this guidance did not have a material impact to the Company’s consolidated financial statements and related disclosures.
In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this standard applies to entities that issue financial instruments such as warrants, convertible debt or redeemable convertible preferred stock that contain down-round features. Part II of this standard replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The Company adopted the guidance as of May 1, 2020 using a prospective transition method. Adoption of this guidance did not have a material impact to the Company’s consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements with respect to Level 3 rollforwards, timing of liquidation of investments in certain entities that calculate net asset value, and measurement uncertainty. The Company adopted the guidance as of May 1, 2020 using a prospective transition method. Adoption of this guidance did not have a material impact to the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Standards Not Yet Adopted—In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. The guidance is effective for the fiscal year

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
beginning May 1, 2021. Early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	For the three months ended January 31,		For the nine months ended January 31,
	2021	2020	2021	2020
North America (1)	$29,488	$33,274	$86,100	$90,392
Europe, the Middle East and Africa (1)	17,141	7,447	39,922	23,809
Asia Pacific (1)	1,655	562	4,086	847
Rest of World (1)	825	—	825	—
Total revenue	$49,109	$41,283	$130,933	$115,048
__________________
(1)The United States comprised 60%, 81%, 65% and 79% of the Company’s revenue in the three months ended January 31, 2021 and 2020 and the nine months ended January 31, 2021 and 2020, respectively. France comprised 12%, 10%, 12% and 10% of the Company’s revenue in the three months ended January 31, 2021 and 2020 and the nine months ended January 31, 2021 and 2020, respectively. No other country comprised 10% or greater of the Company’s revenue for each of the three and nine months ended January 31, 2021 and 2020.
Deferred Revenue
The following table reflects the deferred revenue balance (in thousands):

	As of January 31,	As of April 30,
	2021	2020
Deferred revenue, current	$59,950	$53,537
Deferred revenue, non-current	2,360	6,758
Total deferred revenue	$62,310	$60,295

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant changes in the deferred revenue balances during the nine months ended January 31, 2021 and 2020 were as follows (in thousands):

Deferred Revenue
April 30, 2020	$60,295
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(53,086)
Increases due to invoicing prior to satisfaction of performance obligations	55,101
January 31, 2021	$62,310

Deferred Revenue
April 30, 2019	$91,225
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	$(72,677)
Increases due to invoicing prior to satisfaction of performance obligations	$52,345
January 31, 2020	$70,893
Remaining Performance Obligation
Remaining performance obligations are committed and represent non-cancellable contracted revenue that has not yet been recognized and will be recognized as revenue in future periods. Some contracts allow customers to cancel the contracts without a significant penalty, and the cancellable amount of contract value is not included in the remaining performance obligations.
The Company excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts.
Revenue expected to be recognized from remaining performance obligations was approximately $247.5 million as of January 31, 2021 of which $131.1 million is expected to be recognized over the next 12 months and the remainder thereafter.
Customer Concentration and Accounts Receivable
All of the Company’s customers consist of corporate and governmental entities. A limited number of customers have accounted for a large part of the Company’s revenue and accounts receivable to date. Two separate customers accounted for 16% and 12%, respectively, of revenue for the three months ended January 31, 2021. Two separate customers accounted for 24% and 10%, respectively, of revenue for the three months ended January 31, 2020. Two separate customers accounted for 16% and 12%, respectively, of revenue for the nine months ended January 31, 2021. Two separate customers accounted for 27% and 10%, respectively, of revenue for the nine months ended January 31, 2020. Three separate customers accounted for 21%, 13%, and 11% of accounts receivable at January 31, 2021. Three separate customers accounted for 33%, 19%, and 15% of accounts receivable at April 30, 2020.
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable included unbilled receivables of as of January 31, 2021 and April 30, 2020 of $0.6 million and $0.5 million, respectively.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable debt securities, accounts receivable, non-marketable equity securities, and accounts payable. Cash and cash equivalents and marketable debt securities are reported at their respective fair values on the consolidated balance sheets. Non-marketable equity securities are reported at cost less impairment. The remaining financial instruments are reported on the consolidated balance sheets at amounts that approximate current fair values.
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of January 31, 2021				As of April 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$900,292	$—	$—	$900,292	$10,260	$—	$—	$10,260
U.S. treasury securities	—	158,377	—	158,377	—	11,500	—	11,500
Certificate of deposit	—	3,503	—	3,503	—	28,477	—	28,477
U.S. government agencies securities	—	—	—	—	—	10,074	—	10,074
Commercial paper	—	2,000	—	2,000	—	94,397	—	94,397
Corporate debt securities	—	—	—	—	—	68,425	—	68,425
	$900,292	$163,880	$—	$1,064,172	$10,260	$212,873	$—	$223,133
The estimated fair value of securities classified as Level 2 financial instruments was determined based on third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. Inputs used for fair value measurement categorized as Level 2 include benchmark yields, reported trades, broker or dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.
4.Investments
Available-for-Sale Marketable Securities
The following table summarizes the Company’s available-for-sale marketable securities (in thousands):

	As of January 31, 2021				As of April 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$900,292	$—	$—	$900,292	$10,260	$—	$—	$10,260
U.S. treasury securities	$158,366	$11	$—	$158,377	11,489	11	$—	11,500
Certificate of deposit	$3,500	$3	$—	$3,503	28,476	1	$—	28,477
U.S. government agencies securities	$—	$—	$—	$—	9,995	79	$—	10,074
Commercial paper	$1,999	$1		$2,000	94,242	155	$—	94,397
Corporate debt securities	$—	$—	$—	$—	68,246	179	$—	68,425
	$1,064,157	$15	$—	$1,064,172	$222,708	$425	$—	$223,133

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the classification of the Company’s available-for-sale investment securities in the Company’s consolidated balance sheets (in thousands):

	As of January 31,	As of April 30,
	2021	2020
Cash and cash equivalents	$901,292	$11,259
Short-term investments	162,880	211,874
Long-term investments	—	—
Total	$1,064,172	$223,133
Cash and cash equivalents in the table above excludes cash of $58.8 million and $21.8 million as of January 31, 2021 and April 30, 2020, respectively.
The following table summarizes the Company’s available-for-sale debt securities by contractual maturity (in thousands):

	As of January 31, 2021		As of April 30, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$163,865	$163,880	$212,449	$212,873
After one year through five years	—	—	—	—
Total	$163,865	$163,880	$212,449	$212,873
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of April 30, 2020 (in thousands):

	As of April 30, 2020
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agencies securities	—	—	—	—	—	—
Certificate of deposit	(7)	10,995	—	—	(7)	10,995
Commercial paper	(5)	18,495	—	—	(5)	18,495
Corporate debt securities	(14)	14,921	—	—	(14)	14,921
Total	$(26)	$44,411	$—	$—	$(26)	$44,411
As of January 31, 2021, the Company had no investment positions in an unrealized loss position. As of April 30, 2020, the Company had 16 investment positions that were in an unrealized loss position. The Company had no other-than-temporary impairments on available-for-sale investment securities as of January 31, 2021 and April 30, 2020 because the Company does not intend to sell these securities or believe that it will be required to sell these securities before the recovery of their amortized cost basis.
Non-Marketable Equity Securities
In November 2020, the Company sold its non-marketable equity security for $0.7 million. As of January 31, 2021, the Company had no non-marketable equity securities. As of April 30, 2020, non-marketable equity securities carried at cost of $0.7 million were recorded in long-term investments. The Company did not recognized an impairment on the non-marketable equity securities during the three or nine months ended January 31, 2021 and 2020.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.Balance Sheet Details
Property and Equipment
Property and equipment consisted of the following at January 31, 2021 and April 30, 2020 (in thousands):

	Useful Life	As of January 31,	As of April 30,
	(in months)	2021	2020
Leasehold improvements	*	$8,636	$8,215
Computer equipment	36	2,655	2,028
Office furniture and equipment	60	385	339
Property and equipment-gross		11,676	10,582
Less accumulated depreciation		(4,832)	(1,859)
Property and equipment—net		$6,844	$8,723
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Depreciation expense was $1.0 million, $0.2 million, $3.0 million and $0.6 million for the three months ended January 31, 2021 and 2020, and nine months ended January 31, 2021 and 2020, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at January 31, 2021 and April 30, 2020 (in thousands):

	As of January 31,	As of April 30,
	2021	2020
Accrued bonus	$9,159	$8,356
Accrued vacation	3,596	2,823
Accrued payroll taxes and benefits	3,841	1,397
Accrued commission	732	515
Accrued salaries	668	602
Accrued compensation and employee benefits	$17,996	$13,693
Accrued and Other Current Liabilities
Accrued and other current liabilities include $6.1 million and $2.2 million paid for common stock exercised prior to vesting as of January 31, 2021, and April 30, 2020, respectively. Current liabilities that transferred to stockholders’ deficit upon vesting were $2.1 million and $0.7 million for the nine months ended January 31, 2021 and year ended April 30, 2020, respectively. Common stock exercised in advance of the vesting period is subject to the Company’s repurchase right in the event that the holder no longer provides services to the Company. Accrued and other current liabilities also includes $3.8 million and $3.5 million of current portion of lease liability balance as of January 31, 2021 and April 30, 2020, respectively. Additionally, this balance includes $3.1 million and $1.5 million of accrued general expenses as of January 31, 2021 and April 30, 2020, respectively.
Cares Act Loan
On May 1, 2020, the Company entered into Paycheck Protection Program (“PPP”) Promissory Note and Agreement with Bank of America, pursuant to which the Company received loan proceeds of $6.3 million (the “PPP Loan”). The PPP Loan was made under, and was subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan was two years with a maturity date of May 1, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan were deferred for the first six months of the term of the PPP Loan until November 1, 2020. Principal and interest were payable

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
monthly and could be prepaid by the Company at any time prior to maturity with no prepayment penalties. On August 18, 2020, the Company repaid in full the PPP loan outstanding, including accrued interest of $0.1 million, in the amount of $6.4 million.
6.Commitments and Contingencies
Noncancelable Purchase Commitments
The Company entered into a noncancelable arrangement with a web-hosting services provider in November 2019. Under the arrangement, the Company committed to spend an aggregate of at least $30.0 million between November 2019 and November 2022, with a minimum amount of $10.0 million in each of the three years, on services with this vendor. The Company has incurred costs totaling $3.5 million, $2.0 million, $9.6 million and $2.0 million under the arrangement during the three months ended January 31, 2021 and 2020 and the nine months ended January 31, 2021 and 2020, respectively.
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of January 31, 2021 and April 30, 2020 the total potential remaining contributions are $44.6 million and $45.8 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
Legal Proceedings
The Company is involved in various legal proceedings and periodically receives claims arising in the ordinary course of business. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated statement of operations, cash flows, or balance sheet.
Blattman et al. v. Siebel et al., 15-cv-00530 (D. Del.)
On October 28, 2014, Eric Blattman and other former unitholders of E2.0 LLC (E2.0) filed suit in federal court against Thomas M. Siebel and David Schmaier, alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and common law fraud based on alleged misrepresentations made during negotiations leading up to an April 30, 2012 merger between E2.0 and the Company. Plaintiffs thereafter amended their complaint to add the Company as a defendant, and to add breach of contract claims based on alleged violations of certain earn-out and indemnification provisions in the parties’ merger agreement. A bench trial was held in February 2019, and in a January 29, 2020 opinion the court ruled in favor of defendants the Company, Siebel and Schmaier on all claims. The court also awarded defendants their reasonable attorneys’ fees and costs in defending the action.
In February 2020, Plaintiffs appealed only the portion of the district court’s ruling related to the alleged breach of contract indemnification claim to the Third Circuit Court of Appeals, seeking damages of approximately $2.5 million. Plaintiffs also seek to overturn the district court’s ruling that defendants are entitled to attorneys’ fees, and contend that plaintiffs instead should recover their attorneys’ fees. No appeal was taken with respect to the ruling in Defendants’ favor on the remaining claims.
On February 17, 2021, the Third Circuit affirmed the judgment and orders of the district court in the Company’s and defendants’ favor. The Company intends to seek recovery of its attorneys’ fees and costs as previously awarded by the district court.
7.Redeemable Convertible Preferred Stock and Redeemable Convertible A-1 Common Stock
Upon completion of the IPO, all 33,628,776 shares of the Company’s outstanding redeemable convertible preferred stock, except the Series A* preferred stock, automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and all 3,499,992 shares of the Company’s outstanding redeemable convertible Series A* preferred stock automatically converted into an equivalent number of shares of our Class B common stock on a one-to-one basis. The carrying value of $399.8 million of all classes of the Company’s outstanding redeemable convertible preferred stock was reclassified

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
into stockholders’ equity. Additionally, all 6,666,665 shares of the Company’s outstanding redeemable convertible Class A-1 common stock automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and their carrying value of $18.8 million was reclassified into stockholders’ equity. As of January 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding. See Note 1 for more information.
8.Stockholders’ Equity
Preferred Stock
The Company has authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of January 31, 2021 there were no shares of Preferred Stock issued or outstanding.
Common Stock
The Company has authorized the issuance of 1,000,000,000 shares of Class A common stock and 3,500,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 50 votes. Class A and Class B common stock have a par value of $0.001 per share and are referred to as common stock throughout the notes to the unaudited condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of the following: (i) the date that is six months following the death or incapacity of Mr. Siebel; (ii) the date that is six months following the date that Mr. Siebel is no longer providing services to the Company as an officer, employee, director, or consultant; (iii) December 11, 2040, which is the twentieth anniversary of the completion of the IPO; or (iv) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock.
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”), optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding common shares upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The net proceeds during the three months ended January 31, 2021 and 2020 and the nine months ended January 31, 2021 and 2020 were $4.5 million, $0.3 million, $6.0 million and $1.6 million, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. Unvested Class A common stock of 1,300,185 and 663,763 shares as of January 31, 2021 and April 30, 2020, respectively were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 9 for more information.
Third-Party Stock Transactions
In October 2019, the Company announced and completed a tender offer to repurchase Class A common stock of 163,685 shares and vested stock options of 811,189 shares from employees and officers at a price of $30.2310 per share. The repurchase transactions for vested stock options were conducted as net cash settlements where the holders of vested stock options received the difference between the repurchase price and the respective option exercise price. The total net transaction price was $28.5 million. The Company recognized $24.9 million in compensation expense during the nine months ended January 31, 2020 related to the shares repurchased for the difference between the repurchase price and the fair value of the Company’s common stock at the time of repurchase.
9.Stock-Based Compensation
On June 29, 2012, the Company adopted the 2012 Incentive Plan. The 2012 Incentive Plan provided for the grant of stock-based awards to employees, non-employee directors, and other service providers of the Company. The 2012 Incentive Plan was terminated in December 2020 in connection with the IPO but continues to govern the terms of outstanding awards that were

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
granted prior to the termination of the 2012 Incentive Plan. No further equity awards will be granted under the 2012 Incentive Plan. With the establishment of the 2020 Equity Incentive Plan (the “2020 Incentive Plan”) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2012 Plan, an equal number of shares of Class A common stock will become available for grant under the 2020 Plan (the “Returning Shares”).
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other equity awards. A total of 67,535,205 shares of the Company’s Class A common stock have been reserved for issuance under the 2020 Incentive Plan in addition to annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan. As of January 31, 2021, there were no grants of stock appreciation rights, restricted stock awards, RSU awards, performance awards or other equity awards.
On November 27, 2020, the Company’s board of directors also adopted, and its stockholders also approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective immediately prior to the IPO. The 2020 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 3,000,000 shares of the Company’s Class A common stock have been reserved for future issuance under the 2020 ESPP in addition to annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2020 ESPP. The 2020 ESPP permits participants to purchase shares of common stock of up to 15% of their earnings. The offering dates and purchase dates for the 2020 ESPP are determined at the discretion of the Company’s board of directors. As of January 31, 2021, the Company had not yet launched its 2020 ESPP.
Stock Options to Acquire Class A Common Stock
These stock options generally expire 10 years from the date of grant, or earlier if services are terminated. Generally, each stock option for common stock is subject to a vesting schedule that, one fifth of the award vests after the first-year anniversary, and one-sixtieth of the award vests each month thereafter over the remaining four years, subject to continuous service.
As of January 31, 2021, the remaining shares of Class A common available for issuance under the 2020 Incentive Plan was 67,535,205 shares.
A summary of the Company’s option activity during the periods indicated was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2020	32,877	$3.48	8.03	$116,962
Options granted	14,415	11.12
Options exercised	(4,563)	3.06
Options cancelled	(2,559)	5.55
Balance as of January 31, 2021	40,170	$6.13	8.05	$449,073
Vested and exercisable as of January 31, 2021	12,799	$3.01	6.45	$180,395
Vested and expected to vest as of January 31, 2021	41,161	$6.12	8.07	$460,444
The weighted average grant date fair value of options granted during the nine months ended January 31, 2021 was $6.01. Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised during the nine months ended January 31, 2021 was $52.4 million. The total grant date fair value of options vested during the nine months ended January 31, 2021 was $10.6 million.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of January 31, 2021, there was $104.0 million of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 4.2 years.
The grant-date fair value of the options issued for the nine months ended January 31, 2021 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

Nine Months Ended January 31, 2021
Valuation assumptions:
Expected dividend yield	0.0%
Expected volatility	43.8%
Expected term (years)	6.3
Risk-free interest rate	0.43%

The following table summarizes the effects of stock-based compensation on the Company’s consolidated statements of operations (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Cost of subscription	$214	$104	$557	$246
Cost of professional services	164	30	301	93
Sales and marketing	2,790	613	5,835	1,894
Research and development	846	308	1,952	910
General and administrative	2,575	1,006	5,625	2,281
Total stock-based compensation expense	$6,589	$2,061	$14,270	$5,424
Shareholder Loan
In January 2018, in connection with the Series F preferred stock financing, the Company issued 1,251,921 shares of Series F preferred stock in exchange for a note receivable of $24.5 million from its chief executive officer (“CEO”). Prior to the automatic conversion of all Series F preferred stock outstanding into Class A common stock upon the completion of the IPO, the underlying shares of Series F preferred stock were legally outstanding though were not included in the carrying amounts of preferred stock as the note receivable is treated as an equity classified stock-based option grant. In September 2020, the Company’s CEO paid the outstanding full recourse promissory note and accrued interest in the amount of $26.0 million. No interest income was recorded for the note.
10.Income Taxes
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, adjusted for discrete items, if any, for the reporting period. The Company updates its estimate of the annual effective tax rate each quarter and makes a cumulative adjustment in such period.
The Company recorded income tax expense of $0.2 million, $0.1 million, $0.5 million and $0.3 million for the three months ended January 31, 2021 and 2020 and the nine months ended January 31, 2021 and 2020, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act did not have a material impact on the Company’s provision for income taxes for the three and nine months ended January 31, 2021.
11.Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Class A and B common shares have identical liquidation and distribution rights. Prior to the automatic conversion of all shares of redeemable convertible Class A-1 common stock into Class A common stock upon the completion of the IPO, the shares of redeemable convertible Class A-1 common stock had a liquidation preference, but were legal form common stock and participated in losses equally with all common stockholders.
Prior to the automatic conversion of all of its redeemable convertible preferred stock outstanding into Class A and Class B common stock upon the completion of the IPO, the Company considered all redeemable convertible preferred stock to be participating securities because they participated in any dividends declared on the Company’s common stock on an as-if-converted basis. Redeemable convertible preferred stock did not participate in the net loss per share with common stockholders as the holders of the convertible preferred did not have a contractual obligation to share in the Company’s losses.
Accordingly, under the two-class method, the net loss is not allocated to the redeemable convertible preferred stock such that the resulting net loss for all periods presented was allocated on a proportionate basis to shares of Class A, Class A-1, and Class B common stock for the number of days that each class was issued and outstanding during the period.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period to the extent they are dilutive. For purposes of this calculation, the convertible preferred, stock options, and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented. Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the quarters ended January 31, 2021 and 2020 and the years ended April 30, 2020 and 2019.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(16,852)	$(9,796)	$(31,646)	$(38,944)
Denominator
Basic and diluted weighted-average Class A common shares outstanding	68,648	30,132	43,481	28,478
Basic and diluted weighted-average Class A-1 common shares outstanding	6,667	6,667	6,667	6,667
Basic and diluted weighted-average Class B common shares outstanding	3,500	—	3,500	—
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A common shares outstanding	$(0.23)	$(0.27)	$(0.64)	$(1.11)
Basic and diluted net loss per Class A-1 common shares outstanding	$(0.10)	$(0.27)	$(0.52)	$(1.11)
Basic and diluted net loss per Class B common shares outstanding	$(0.13)	$—	$(0.12)	$—
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows:

	As of January 31,
	2021	2020
Convertible preferred stock
Series A*	—	3,499,992
Series B*	—	4,559,999
Series B-1A*	—	2,430,635
Series B-1B*	—	92,769
Series C*	—	2,779,738
Series D	—	12,278,422
Series E	—	540,003
Series F	—	5,399,581
Series G	—	3,893,701
Series H	—	1,653,928
Stock options	41,286,541	33,848,199

12.Related Party Transactions
Shareholder Loan
In January 2018, the Company issued 1,251,921 shares of Series F Preferred Stock in exchange for a non-recourse promissory note to Thomas M. Siebel, the Company’s CEO, in the amount of $24.5 million. The promissory note has a term of five years with the ability to renew for up to four successive one year periods and bears interest at a rate of 2.18% per annum, compounded annually. In September 2020, Mr. Siebel paid the outstanding promissory note in full including accrued interest in the total amount of $26.0 million. Refer to Note 9 for more information.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Secondary Transactions
In October 2019, two secondary transactions occurred for total proceeds of $50.0 million each. The CEO sold 1,685,979 shares of Series D preferred and 193,489 shares of Series E preferred, each at a price of $26.6034 per share, to an existing stockholder. Additionally, the CEO sold 584,795 shares of Series C* preferred, 825,012 shares of Series D preferred, and 673,526 shares of redeemable convertible Class A-1 common stock at a price of $24.0000 per share to an existing stockholder. Stock-based compensation expense was not recognized in connection with these secondary transactions as the purchase price was equal to fair value in respect of the redemption and liquidation features of the shares sold at the time of sale.
In October 2019, the Company also completed a tender offer to repurchase Class A common stock and vested stock options from employees, including officers, at a price of $30.2310 per share. Refer to Note 8 for more information.
Revenue Transactions with Baker Hughes Company
In June 2019, the Company entered into multiple agreements with Baker Hughes Company (“Baker Hughes”) under which Baker Hughes received a three-year subscription to use the Company’s software. These agreements were revised in June 2020 to extend the term to five years and modify the subscription fees due. Under the revised agreements, Baker Hughes has made minimum, non-cancelable revenue commitments, which are inclusive of their direct subscription fees and third party revenue generated through the joint marketing arrangement with Baker Hughes, in the amount of $46.7 million in fiscal year 2020, $53.3 million in fiscal year 2021, $75.0 million in fiscal year 2022, $125.0 million in fiscal year 2023, and $150.0 million in fiscal year 2024. During the nine months ended January 31, 2021, the Company recognized total revenue of $21.6 million related to this arrangement. For future periods, any shortfalls against the total annual revenue commitment made to us by Baker Hughes will be assessed and recorded at the end of the fourth quarter of each fiscal year.
Under the joint marketing arrangement, the Company is obligated to pay the Baker Hughes a sales commission on subscriptions and services offerings it resells in excess of these minimum revenue commitments. The Company did not incur any sales commission related to this arrangement during the three months ended January 2021 and 2020 and the nine months ended January 2021 and 2020.
The Company recognized subscription revenue from direct subscription fees from Baker Hughes $8.0 million and $9.9 million during the three months ended January 31, 2021 and 2020 and $21.6 million and $30.6 million for the nine months ended January 31, 2021 and 2020, respectively. As of January 31, 2021 and April 30, 2020, accounts receivable, net included $1.0 million and $0.2 million and deferred revenue, current included $9.4 million and $1.5 million associated with Baker
Hughes, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended April 30, 2020 included in the final prospectus for our initial public offering (“IPO”) dated as of December 8, 2020 and filed with the Securities and Exchange Commission (“SEC”), pursuant to Rule 424(b)(4) on December 9, 2020 (the “Final Prospectus”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this report to "C3.ai," “C3 AI,” the “Company”, "we," "our," "us," or similar terms refer to C3.ai, Inc. and its subsidiaries.
Overview
C3 AI is an Enterprise AI software company.
We provide software-as-a-service, or SaaS, applications that enable the rapid deployment of enterprise-scale AI applications of extraordinary scale and complexity that offer significant social and economic benefit.
The C3 AI Suite, C3 AI Applications, and our patented model-driven architecture enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. Our software C3 AI Suite enables developers to rapidly build applications by using conceptual models of all the elements required by an Enterprise AI application instead of having to write complex, lengthy, structured programming code to define, control, and integrate the many requisite data and microservices components to work together. We significantly reduce the effort and complexity of the AI software engineering problem.
We have built an integrated family of software applications that enables our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications across any infrastructure. Customers can deploy C3 AI solutions on all major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide three primary families of software solutions:
•The C3 AI Suite, our core technology, is a comprehensive application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications of any type.
•C3 AI Applications, built using the C3 AI Suite, include a large and growing family of industry-specific and application-specific turnkey AI solutions, ready for installation and deployment.
•C3 AI Ex Machina, our no-code solution that provides secure, easy access to analysis-ready data, and enables business analysts without data science training to rapidly perform data science tasks such as building, configuring, and training AI models. Ex Machina was launched in February 2017 as a C3 AI Application and as a stand-alone product in November 2020.
Initial Public Offering and Concurrent Private Placements
In December 2020, we completed our initial public offering (“IPO”), in which we issued and sold 17,825,000 shares of our Class A common stock at $42.00 per share, which included 2,325,000 shares issued upon the exercise of the underwriters’ over-allotment option to purchase additional shares. We received net proceeds of $694.6 million after deducting underwriting discounts and other offering expenses.
We also completed a concurrent private placement immediately subsequent to the closing of the IPO, in which we issued and sold 2,380,952 and 1,190,476 shares of the Company’s Class A common stock at $42.00 per share to Spring Creek Capital LLC, an affiliate of Koch Industries, Inc., and Microsoft Corporation, respectively (the “Concurrent Private Placement”). We received aggregate proceeds of $150.0 million and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in these private placements.
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions to our software, which accounted for 87%, 84%, 87%, and 86% of our total revenue in the three months ended January 31, 2021 and 2020 and for the nine months ended January 31, 2021 and 2020, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancelable and non-refundable.
We commonly enter into enterprise-wide agreements with Entities that include multiple operating units or divisions. We define an Entity as each such buying entity that has an enterprise agreement to deploy or establish the governing terms should we contract to deploy the C3 AI Suite or one or more C3 AI Applications to different customers within the Entity. We often provide our software to distinct departments, business units, or groups within an Entity, and use customer to include each distinct department, unit, or group within an Entity.
We generally invoice our customers annually in advance and primarily recognize revenue over the contract term on a ratable basis. In addition, customers pay a usage-based runtime fees for production use of the C3 AI Suite and C3 AI Applications, which is either paid in advance for specified levels of capacity or paid in arrears based on actual usage. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 Center of Excellence, or COE, which are included as part of the subscription when purchased.
We also generate revenue from professional services, which consist primarily of fees associated with our implementation services for new customer deployments of C3 AI Applications. Professional services revenue represented 13%, 16%, 13%, and 14% of total revenue for the three months ended January 31, 2021 and 2020 and the nine months ended January 31, 2021 and 2020, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Suite administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue for our professional services over the period of delivery as services are performed.
We are growing rapidly, with total revenue of $49.1 million and $130.9 million for the three and nine months ended January 31, 2021, respectively, representing a 19% and 14% increase compared to the same period last year, respectively. Our subscription revenue grew to $42.7 million and $114.2 million for the three and nine months ended January 31, 2021, respectively, representing a 23% and 16% increase compared to the same period last year, respectively.
Go-to-Market Strategy
Our go-to-market strategy is focused on large organizations recognized as leaders in their respective industries or public sectors, and who are attempting to solve complicated business problems by digitally transforming their operations. These large organizations, or lighthouse customers, include companies and public agencies within the oil and gas, power and utilities, aerospace and defense, industrial products, life sciences, and financial services industries, among others. This has resulted in C3 AI powering some of the largest and most complex Enterprise AI applications worldwide. These lighthouse customers serve as proof points for other potential customers in their particular industries. Today, we have a customer base of a relatively small number of large organizations that generate high average total subscription contract value, but we expect that, over time, as more customers adopt our technology based on the proof points provided by these lighthouse customers, the revenue represented by these customers will decrease as a percentage of total revenue. As our C3 AI Suite is industry agnostic, we also expect to expand into other industries as we grow.
Acquiring new customers and further penetrating our existing customers is the intent of our go-to-market effort and drivers of our growth. Making new and existing customers successful is critical to our long-term success. After we help our customers solve their initial use cases, they typically identify incremental opportunities within their operations and expand their use of our products by either purchasing additional C3 AI Applications or by subscribing to the C3 AI Suite to develop their own AI applications.

The size and sophistication of our customers’ businesses demonstrate the flexibility, speed, and scale of our products, and maximize the potential value to our customers. To be a credible partner to our customers, who often are industry leaders, we deploy a motivated and highly educated team of C3 AI personnel and partners. We go-to-market primarily leveraging our direct sales force. We also complement and supplement our sales force with a number of go-to-market partners.
•Strategic Vertical Industry Partners. We have developed an alliance program to partner with recognized leaders in their respective industries, such as Baker Hughes, Fidelity National Information Services, or FIS, and Raytheon, to develop, market, and sell solutions that are natively built on or tightly integrated with the C3 AI Suite.
•Consulting and Services Partners. As part of a global industry alliance, we partner with IBM Global Services, as well as a number of systems integrators specializing in Enterprise AI implementations.
•Hyperscale Cloud and Infrastructure. We have formed global strategic go-to-market alliances with hyperscale cloud providers including Amazon, FIS, Google, and Microsoft. In addition, we have strategic alliances with leading hardware infrastructure providers to deliver our software optimized for their technology. These partners include Hewlett Packard Enterprise, and Intel. These partners supply infrastructure solutions, data management and processing services, or hardware and networking devices (e.g. IoT gateways) to support C3.ai product implementations and complement C3 AI’s products.
Key Business Metric
We monitor remaining performance obligations, or RPO, as a key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $247.5 million and $239.7 million as of January 31, 2021 and April 30, 2020, respectively. We may experience variations in our RPO from period to period, but RPO has generally increased over the long term as a result of contracts with new customers and increasing the value of contracts with existing customers. These increases are partially offset by revenue recognized on existing contracts during the period.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of January 31, 2021 is comprised of $62.4 million related to deferred revenue and $185.2 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2020 is comprised of $60.3 million related to deferred revenue and $179.4 million of commitments from non-cancellable contracts.
RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $48.4 million and $7.2 million as of January 31, 2021 and April 30, 2020, respectively.
The duration of our contracts varies by customer. The weighted average contract duration for commercial Entities in the year ended April 30, 2020 was 35 months, while the weighted average contract duration for federal agency Entities was 11 months. Our total RPO as of January 31, 2021 and April 30, 2020 was comprised of approximately 98% and 96% non-federal contracts and 2% and 4% federal contracts, respectively.
Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report on Form 10-Q titled “Risk Factors,” that we must successfully address to sustain our growth, improve our results of operations, and establish and maintain profitability.

Customer Acquisition, Retention, and Expansion
We are focused on continuing to grow our customer base, retaining existing customers and expanding customers’ usage of our C3 AI Suite and C3 AI Applications by addressing new use cases across multiple departments and divisions, adding users, and developing and deploying additional applications. All of these factors increase the adoption and relevance of our C3 AI Suite and C3 AI Applications to our customers’ business and, as an outcome, increases their runtime usage.
We have built a customer-focused culture and have implemented proactive programs and processes designed to drive customer success. These include a robust customer support and success function. For example, as part of our subscription offerings, we provide our customers with the ability to establish a COE, accessing our experienced and specialized resources in key technical areas like application development, data integration, and data science to accelerate and ensure our customers’ success developing applications on our C3 AI Suite. We closely monitor the health and status of every customer account through multiple activities, including real-time monitoring, daily and weekly reports to management, as well as quarterly reviews with our customers.
We also intend to attract new customers across multiple industries where we have limited meaningful presence today, yet represent very large market opportunities such as telecommunications, pharmaceuticals, smart cities, transportation, and healthcare, among others.
Historically, we have had a relatively small number of customers with large total subscription contract values. As a result, revenue growth can vary significantly based on the timing of customer acquisition, changes in product mix, and contract durations, renewals, or terminations. We expect the number of customers to increase compared to prior fiscal years as organizations address the importance of digital transformation. The average total subscription contract value as well as the revenue represented by our lighthouse customers as a percentage of total revenue is decreasing and we expect them to continue to decrease as we have restructured our sales organization and expanded our market-partner ecosystem to effectively address small, medium, and large enterprise sales opportunities.
Technology Innovation
We intend to continue to invest in our research and development capabilities to extend our C3 AI Suite and C3 AI Applications, to expand within existing accounts, and to gain new customers. Our investments in research and development drive core technology innovation and bring new products to market. Our model-driven architecture enables us and our customers to rapidly address new use cases by building new applications and extending and enhancing the features and functionality of current C3 AI Applications. By investing to make it easier to develop applications on our C3 AI Suite, our customers have become active developers. With our support, they have developed and deployed almost two-thirds of the applications currently in production and running on the C3 AI Suite. Research and development spending has fueled enhancements to our existing C3 AI Suite.
We expect to maintain high levels of investment in product innovation over the coming years as we continue to introduce new applications which address new industry use cases, and new features and functionality for the C3 AI Suite and C3 AI Applications. As our business scales over a longer-term horizon, we anticipate research and development spend as a percent of total revenue to decline.
Brand Awareness
We believe we are in the early stages of a large and expanding new market for AI enabled digital transformation. As a result, we intend to continue to invest in brand awareness, market education, and thought leadership. We engage the market through digital, radio, outdoor, airport, and print advertising; virtual and physical events, including our C3 AI Transform annual customer conference; and C3 AI Live, a bi-weekly series of livestreamed events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, machine learning, and data science.
We anticipate continuing to make significant investments in marketing over the next several years. Over the long term we expect marketing spend to decline as a percent of total revenue as we make ongoing progress establishing C3 AI’s brand and reputation and as our business scales. Any investments we make in our marketing program will occur in advance of experiencing benefits from such investments.

Grow Our Go-to-Market and Partnership Ecosystem
In addition to the activities of our field sales organization, our success in attracting new customers will depend on our ability to expand our ecosystem of strategic partners and the number of industry verticals that they serve. Our strategic go-to-market alliances vastly extend our reach globally. Some of our most notable partners include Baker Hughes, FIS, IBM, and Microsoft. Each strategic partner is a leader in its industry, with a substantial installed customer base and extensive marketing, sales, and services resources that we can leverage to engage and serve customers anywhere in the world. Using our C3 AI Suite as the development suite, we leverage our model-driven architecture to efficiently build new cross-industry and industry-specific applications based on identifying requirements across our customer base of industry leaders and through our industry partners. Our strategy with strategic partners is to establish a significant use case and prove the value of our C3 AI Suite with a flagship customer in each industry in which we participate. We have done this with our strategic vertical industry partner in oil and gas, Baker Hughes, as well as with our iconic global customers, some of whom are deploying C3 AI technology to optimize thousands of critical assets globally across their upstream, midstream, and downstream operations. We establish formal sales and marketing plans with each partner, including specific sales goals and dedicated budgets, and we work closely with these partners to identify specific target accounts. We intend to grow the business we do with each partner and to add more partners as we expand the vertical markets we serve. We also offer revenue generating trials of our applications as part of our customer acquisition strategy.
In June 2019, we entered into a three-year arrangement with Baker Hughes as both a leading customer and as a partner in the oil and gas industry. This arrangement included a subscription to our C3 AI Suite for their own operations (which we refer to below as direct subscription fees), the exclusive right for Baker Hughes to resell our offerings worldwide in the oil and gas industry, and the non-exclusive right to resell our offerings in other industries. Under the arrangement, Baker Hughes made minimum, non-cancelable, total revenue commitments to us of $50.0 million, $100.0 million, and $170.0 million, for each of the fiscal years ending April 30, 2020, 2021, and 2022, respectively. Baker Hughes revenue commitments were inclusive of their direct subscription fees of $39.5 million per year with the remainder to be generated from the resale of our solutions by the Baker Hughes sales organization. During the fiscal year ended April 30, 2020, we recognized as revenue the full value of the first year of the direct subscription agreement and the value of deals brought in by Baker Hughes through the reseller arrangement. This arrangement was revised in June 2020 to extend the term by an additional two years, for a total of five years, with an expiration date in the fiscal year ending April 30, 2024 and to modify the annual amount of Baker Hughes’ commitments to $53.3 million, $75.0 million, $125.0 million, and $150.0 million, over the fiscal years ending April 30, 2021, 2022, 2023, and 2024, respectively. Baker Hughes revised revenue commitments are inclusive of their revised direct subscription fees of $27.2 million per year. Any shortfalls against the total annual revenue commitment made to us by Baker Hughes will be assessed and recorded by us at the end of the fourth quarter of each fiscal year. We are obligated to pay Baker Hughes a sales commission on subscriptions to our products and services offerings it resells in excess of these minimum revenue commitments.
Our RPO related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $10.3 million related to deferred revenue and $93.7 million of commitments from non-cancellable contracts as of January 31, 2021 and $2.4 million related to deferred revenue and $84.8 million from non-cancellable contracts as of April 30, 2020.
As of January 31, 2021 and April 30, 2020 the total remaining amount of Baker Hughes’ minimum revenue commitments not yet contracted under the direct subscription fee or reseller arrangement, and thus subject to the shortfall annual provisions, under the entire arrangement was $241.8 million and $183.8 million, respectively.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Suite will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 40%, 19%, 35% and 21% of our total revenue for the three and nine months ended January 31, 2021 and 2020, respectively, from international customers.

Impact of COVID-19
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are uncertain. As a result of global business disruption, the COVID-19 pandemic had a significant adverse impact on our conclusion of new and additional business agreements in 2020 and may continue to pose challenges until the effects of the pandemic abate.
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global IT spending and could adversely affect demand for our C3 AI Suite, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2021 and potentially future periods.
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of term licenses and our software-as-a-service offerings. Sales of our term licenses grant our customers the right to use our software, either on their own cloud instance or their internal hardware infrastructure, over the contractual term. Sales of our software-as-a-service offerings include a right to use our software over the contractual term. Our subscription contracts are generally non-cancelable and non-refundable, with the majority of contracts with customers averaging approximately three years in duration. We generally invoice annually in advance and recognize revenue over the contract term on a ratable basis. In addition, customers pay a usage-based runtime fee for the C3 AI Suite and C3 AI Applications, which is either paid in advance for specified levels of capacity and/or paid in arrears based on actual usage. Our subscriptions also include our maintenance and support services. Our maintenance and support services include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We also offer a premium stand-ready service through our COE, and we offer a hosting services. When these services are purchased, they are generally included as part of the software subscription fee. We currently have a small number of public utility customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
Professional Services Revenue. Our professional services revenue primarily includes implementation services and training. We offer a complete range of professional service support both onsite and remotely, including training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Suite administration support. Professional services fees are based on the level of effort required to perform the specified tasks and are typically a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue for our professional services over the period of delivery as services are performed.
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of costs related to compensation, including salaries, bonuses, benefits, stock-based compensation and other related expenses for the production environment, support and

COE staff, hosting of our C3 AI Suite, including payments to outside cloud service providers, and allocated overhead and depreciation for facilities.
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of compensation, including salaries, bonuses, benefits, stock-based compensation and other related costs associated with our professional service personnel, third-party system integration partners, and allocated overhead and depreciation for facilities.
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. Our gross margin has fluctuated historically and may continue to fluctuate from period to period based on a number of factors, including the timing and mix of the product offerings we sell as well as the geographies into which we sell, in any given period. Our gross margins are lower when we provide hosting services to our customers as compared to when a customer hosts our software in their self-managed private or public cloud environments. Our subscription gross margin may experience variability over time as we continue to invest in personnel and continue to scale our C3 AI Suite. Our professional services gross margin may also experience variability from period to period due to the use of our own resources and third-party system integration partners in connection with the performance of our fixed price agreements.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. We expect our operating expenses as a percentage of total revenue to increase as we continue to invest to grow our business. Over the long-term, we expect those percentages to stabilize and then move lower as our business matures.
Sales and Marketing. Sales and marketing expenses consist of expenditures related to advertising, media, marketing, promotional events, brand awareness activities, business development, and corporate partnerships. Sales and marketing expenses also include employee-related costs, including salaries, bonuses, benefits, stock-based compensation, and commissions for our employees engaged in sales and marketing activities, and allocated overhead and depreciation for facilities.
We expect our sales and marketing expenses will increase in absolute dollar amounts as we continue to invest in brand awareness and programmatic spend to generate demand. We also expect to hire additional sales personnel to increase sales coverage of target industry vertical and geographic markets. Consequently, sales and marketing expense as a percent of total revenue will remain high in the near-term. As our business scales through customer expansion and market awareness we anticipate that sales and marketing expense as a percent of total revenue to decline over time.
Research and Development. Our research and development efforts are aimed at continuing to develop and refine our C3 AI Suite and C3 AI Applications, including adding new features and modules, increasing functionality and speed, and enhancing the usability of our C3 AI Suite and C3 AI Applications. Research and development expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for our employees associated with research and development related activities. Research and development expenses also include cloud infrastructure costs related to our research and development efforts, and allocated overhead and depreciation for facilities. Research and development costs are expensed as incurred.
We expect research and development expense to increase in absolute dollars as we continue to invest in our existing and future product offerings. We may experience variations from period to period with our total research and development expense as a percentage of revenue as we develop and deploy new applications targeting new use cases and new industries. Over a longer horizon, we anticipate that research and development expense as a percent of total revenue to decline.
General and Administrative. General and administrative expense consists primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs associated with administrative services such as executive management and administration, legal, human resources, accounting, and finance. General and administrative expense also includes facilities costs, such as depreciation and rent expense, professional fees, and other general corporate costs, including allocated overhead and depreciation for facilities.
We expect our general and administrative expense to increase in absolute dollars as we continue to grow our business. As a result of the closing of our IPO, we have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services. We expect that general and administrative expense as a percent of total revenue will decline over the long-term as we benefit from the scale of our business infrastructure.
Interest Income
Interest income consists primarily of interest income earned on our cash, cash equivalents, and available-for-sale investments. It also includes amortization of premiums and accretion of discount related to our available-for-sale investments. Interest income varies each reporting period based on our average balance of cash, cash equivalents, and available-for-sale investments during the period and market interest rates.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of foreign currency exchange gains and losses, losses from impairment of investments, and realized gains and losses on sales of securities. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Provision for Income Taxes
Our income tax provision consists of an estimate of federal, state, and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Revenue
Subscription	$42,699	$34,629	$114,248	$98,627
Professional services	6,410	6,654	16,685	16,421
Total revenue	49,109	41,283	130,933	115,048
Cost of revenue
Subscription(1)	7,023	8,862	22,694	23,493
Professional services(1)	5,203	2,069	10,113	5,785
Total cost of revenue	12,226	10,931	32,807	29,278
Gross profit	36,883	30,352	98,126	85,770
Operating expenses
Sales and marketing(1)	28,450	23,162	64,898	60,385
Research and development(1)	18,748	12,331	48,145	47,122
General and administrative(1)	8,184	5,291	21,433	19,541
Total operating expenses	55,382	40,784	134,476	127,048
Loss from operations	(18,499)	(10,432)	(36,350)	(41,278)
Interest income	129	1,136	997	3,115
Other (expense) income, net	1,721	(402)	4,163	(498)
Net loss before provision for income taxes	(16,649)	(9,698)	(31,190)	(38,661)
Provision for income taxes	203	98	456	283
Net loss	$(16,852)	$(9,796)	$(31,646)	$(38,944)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Cost of subscription	$214	$104	$557	$246
Cost of professional services	164	30	301	93
Sales and marketing	2,790	613	5,835	1,894
Research and development	846	308	1,952	910
General and administrative	2,575	1,006	5,625	2,281
Total stock-based compensation expense	$6,589	$2,061	$14,270	$5,424

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

Revenue
Subscription	87%	84%	87%	86%
Professional services	13%	16%	13%	14%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	14%	21%	17%	20%
Professional services	11%	5%	8%	5%
Total cost of revenue	25%	26%	25%	25%
Gross profit	75%	74%	75%	75%
Operating expenses
Sales and marketing	58%	56%	50%	52%
Research and development	38%	30%	37%	41%
General and administrative	17%	13%	16%	17%
Total operating expenses	113%	99%	103%	110%
Loss from operations	(38)%	(25)%	(28)%	(35)%
Interest income	—%	3%	1%	3%
Other (expense) income, net	4%	(1)%	3%	—%
Net loss before provision for income taxes	(34)%	(23)%	(24)%	(32)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(34)%	(23)%	(24)%	(32)%

Comparison of the Three and Nine Months Ended January 31, 2021 and 2020
Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Revenue
Subscription	$42,699	$34,629	$8,070	23%	$114,248	$98,627	$15,621	16%
Professional services	6,410	6,654	(244)	(4)%	16,685	16,421	264	2%
Total revenue	$49,109	$41,283	$7,826		$130,933	$115,048	$15,885
Subscription revenue accounted for 87% and 84% of our total revenue for the three months ended January 31, 2021 and 2020, respectively. Subscription revenue increased by $8.1 million, or 23%, for the three months ended January 31, 2021, compared to the same period last year, predominantly driven by revenue growth of $5.9 million from new or expanding C3 AI Suite customers and an increase in the volume of trial contracts of $3.7 million. The increase in subscription revenue was partially offset by a decrease in revenue of $1.9 million related to the Baker Hughes contract modification.
Subscription revenue accounted for 87% and 86% of our total revenue for the nine months ended January 31, 2021 and 2020, respectively. Subscription revenue increased by $15.6 million, or 16%, for the nine months ended January 31, 2021, compared to the same period last year, predominantly driven by revenue growth of $17.7 million from new or expanding C3 AI

Suite and application customers and an increase in the volume of trial contracts of $7.3 million, partially offset by a decrease in revenue of $9.0 million related to the Baker Hughes contract modification.
Professional services revenue decreased by $0.2 million, or 4%, for the three months ended January 31, 2021, compared to the same period last year, predominantly due to the timing and mix of implementation services projects for new C3 AI application customers.
Professional services revenue increased by $0.3 million, or 2%, for the nine months ended January 31, 2021, compared to the same period last year, predominantly due to the timing and mix of implementation services projects for new C3 AI application customers.
Cost of Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Cost of revenue
Subscription	$7,023	$8,862	$(1,839)	(21)%	$22,694	$23,493	$(799)	(3)%
Professional services	5,203	2,069	3,134	151%	10,113	5,785	4,328	75%
Total cost of revenue	$12,226	$10,931	$1,295		$32,807	$29,278	$3,529
The decrease in cost of subscription revenue for the three months ended January 31, 2021 compared to the same period last year was primarily due to a decrease in personnel- and travel related costs of $1.1 million, and lower cloud service providers costs of $0.3 million.
The decrease in cost of subscription revenue for the nine months ended January 31, 2021 compared to the same period last year was primarily due to decrease in lower cloud service providers costs of $0.9 million, partially offset by higher personnel- and travel related costs of $0.3 million.
The increase in cost of professional services revenue for the three months ended January 31, 2021 compared to the same period last year was primarily due to higher personnel-related costs of $1.9 million and higher third-party outsourcing costs of $0.7 million.
The increase in cost of professional services revenue for the nine months ended January 31, 2021 compared to the same period last year was primarily due to higher personnel-related costs of $2.7 million and higher third-party outsourcing costs of $1.0 million.
Gross Profit and Gross Margin

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Gross profit	$36,883	$30,352	$6,531	22%	$98,126	$85,770	$12,356	14%
Gross margin
Subscription	84%	74%			80%	76%
Professional services	19%	69%			39%	65%
Total gross margin	75%	74%			75%	75%
The increase in gross profit was primarily driven by subscription margin improvements, partially offset by declines in profession services margin due to investments in personnel to support current and future revenue growth. Overall, total gross margins increased for the three months ended January 31, 2021 compared to the same period last year, and were flat for the nine months ended January 31, 2021 compared to the same period last year.

Operating Expenses

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Operating expenses
Sales and marketing	$28,450	$23,162	$5,288	23%	$64,898	$60,385	$4,513	7%
Research and development	18,748	12,331	6,417	52%	48,145	47,122	1,023	2%
General and administrative	8,184	5,291	2,893	55%	21,433	19,541	1,892	10%
Total operating expenses	$55,382	$40,784	$14,598		$134,476	$127,048	$7,428
Sales and Marketing. The increase in sales and marketing expense for the three months ended January 31, 2021 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $3.5 million, and higher advertising spend of $2.3 million.
The increase in sales and marketing expense for the nine months ended January 31, 2021 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $11.2 million, higher advertising spend of $2.1 million, and professional services costs of $0.6 million, partially offset by lower compensation expense of $8.2 million as a result of the 2019 tender offer and lower travel-related costs of $1.8 million.
Research and Development. The increase in research and development expense for the three months ended January 31, 2021 compared to the same period last year was primarily due higher personnel-related costs as a result of headcount growth of $3.1 million, higher cloud computing costs of $1.4 million, and an increase in professional services costs of $1.5 million.
The increase in research and development expense for the nine months ended January 31, 2021 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $6.7 million, higher cloud computing costs of $2.6 million, an increase in professional services costs of $1.4 million and a $1.2 million cash contribution to C3.ai Digital Transformation Institute partially offset by lower compensation expense of $11.7 million as a result of the 2019 tender offer.
General and Administrative. The increase in general and administrative expense for the three months ended January 31, 2021 compared to the same period last year was primarily due to an increase in corporate insurance costs of $1.1 million, an increase in personnel-related costs of $1.0 million, and higher professional services costs of $0.9 million.
The increase in general and administrative expense for the nine months ended January 31, 2021 compared to the same period last year was primarily due to an increase in higher personnel-related costs of $2.2 million and higher professional services of $0.8 million, partially offset by lower compensation expense of $1.8 million as a result of the 2019 tender offer and lower recruiting fees of $0.8 million.
Interest Income

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Interest income	$129	$1,136	$(1,007)	(89)%	$997	$3,115	$(2,118)	(68)%
The decrease in interest income for the three months ended January 31, 2021 compared to the same period last year was primarily due to investments that yielded lower returns such as money market funds and government securities. The decrease in interest income for the nine months ended January 31, 2021 compared to the same period last year was primarily due to investments that yielded lower returns such as money market funds and government securities.

Other (Expense) Income, Net

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Other (expense) income, net	$1,721	$(402)	$2,123	(528)%	$4,163	$(498)	$4,661	(936)%
The increase in other (expense) income, net for the three months ended January 31, 2021 compared to the same period last year was due to foreign currency gains on the remeasurement of Euro-denominated cash and accounts receivable balances. The increase in other (expense) income, net for the nine months ended January 31, 2021 compared to the same period last year was due to foreign currency gains on the remeasurement of Euro-denominated cash and accounts receivable balances.
Provision for Income Taxes

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Provision for income taxes	$203	$98	$105	107%	$456	$283	$173	61%
The increase in provision was primarily related to foreign and state tax expense.
Non-GAAP Financial Measure
In addition to our financial results determined in accordance with generally accepted accounting principles in the United States, or GAAP, we believe free cash flow, a non-GAAP financial measure, is useful in evaluating liquidity and provides information to management and investors about our ability to fund future operating needs and strategic initiatives. We calculate free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment and capitalized software development costs. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by (used in) operating activities. This non-GAAP financial measure may be different than similarly titled measures used by other companies. Additionally, the utility of free cash flow is further limited as it does not represent the total increase or decrease in our cash balances for a given period. The following table below provides a reconciliation of free cash flow to the GAAP measure of net cash provided by (used in) operating activities for the periods presented.

	Nine Months Ended January 31,
	2021	2020

Net cash used in operating activities	$(5,828)	$(27,107)
Less:
Purchases of property and equipment	(1,166)	(1,629)
Capitalized software development costs	—	(581)
Free cash flow	$(6,994)	$(29,317)
Net cash provided by (used in) investing activities	$48,269	$(140,652)
Net cash provided by financing activities	$884,977	$119,495
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of January 31, 2021 and April 30, 2020, we had $960.1 million and $33.1 million of cash and cash equivalents and $162.9 million and $211.9 million of short-term investments, respectively, which were held for working capital purposes. In December 2020, we completed our IPO which resulted in aggregate net proceeds of $694.6 million, after underwriting discounts and other offering expenses. We also received aggregate proceeds of $150.0 million related to our Concurrent Private

Placement and did not pay any underwriting discounts or commissions with respect to the shares that were sold in these private placements. Our short-term investments generally consist of high-grade commercial paper, corporate bonds, and U.S. government agency securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $325.3 million as of January 31, 2021 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
We believe that existing cash and cash equivalents and short-term investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of C3 AI Suite enhancements, and the continuing market adoption of our C3 AI Suite and C3 AI Applications. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(5,828)	$(27,107)
Cash provided by (used in) investing activities	48,269	(140,652)
Cash provided by financing activities	884,977	119,495
Net increase (decrease) in cash, cash equivalents, and restricted cash	$927,418	$(48,264)
Operating Activities. Net cash used in operating activities of $5.8 million for the nine months ended January 31, 2021 was due to our net loss of $31.6 million in addition to non-cash charges for stock-based compensation of $14.3 million, depreciation and amortization of $3.2 million, and non-cash operating lease cost of $2.5 million. The $6.0 million cash inflow related to changes in operating assets and liabilities was primarily attributable to an increase to deferred revenue of $2.0 million inclusive of an increase in related party balances of $7.9 million, an increase to accrued compensation and employee benefits of $4.3 million, an increase in other liabilities of $1.2 million and an increase in accounts payable of $7.5 million. This was partially offset by cash outflows related to a decrease in prepaid expenses, other current assets and other assets of $6.9 million, a decrease in accounts receivable of $0.6 million inclusive of a decrease in related party balances of $0.8 million and a decrease in lease liabilities of $2.6 million.
Net cash used in operating activities of $27.1 million for the nine months ended January 31, 2020 was due to our net loss of $38.9 million in addition to non-cash charges for stock-based compensation of $5.4 million, depreciation and amortization of $0.6 million, and non-cash operating lease cost of $2.3 million. The $3.9 million cash inflow related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $33.7 million inclusive of an increase in related party balances of $19.8 million and an increase to accrued compensation and employee benefits of $1.1 million. This was partially offset by cash outflows related to an increase to deferred revenue of $20.3 million inclusive of a decrease in related party balances of $8.6 million, a decrease in prepaid expenses, other current assets and other assets of $6.9 million, a decrease in lease liabilities of $2.3 million, a decrease in other liabilities of $0.4 million and a decrease in accounts payable of $0.9 million.
Investing Activities. Net cash provided by investing activities of $48.3 million for the nine months ended January 31, 2021 was primarily attributable to the maturity and sale of short-term investments of $281.0 million, partially offset by purchases of investments of $232.3 million and capital expenditures of $1.2 million.
Net cash used in investing activities of $140.7 million for the nine months ended January 31, 2020 was primarily attributable to purchases of investments of $197.1 million and capital expenditures of $2.2 million, partially offset by the maturity and sale of short-term investments of $58.6 million.
Financing Activities. Net cash provided by financing activities of $884.9 million during the nine months ended January 31, 2021 was primarily due to $851.9 million of net proceeds from the initial public offering and private placements, $26.0 million of proceeds from the repayment of the full recourse promissory note due from our CEO in connection with the Series F preferred stock financing and $13.8 million of proceeds from the exercise of stock options for Class A common stock, partially offset by the payment of deferred offering costs of $6.7 million.
Net cash provided by financing activities of $119.5 million during the nine months ended January 31, 2020 was primarily due to $25.3 million of proceeds from the issuance of Series G preferred stock, $49.8 million of proceeds from the issuance of Series H, $44.0 million in proceeds from the issuance of common stock, and $3.8 million in proceeds from the exercise of stock options for Class A common stock. This was partially offset by $3.5 million used to repurchase common stock and stock options related to the tender offer.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancelable purchase commitments related to third-party cloud hosting services.
For additional information, refer to Note 6 Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended April 30, 2020. See our Final Prospectus for additional information regarding our contractual obligations.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Final Prospectus.
Recently Adopted Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Emerging Growth Company Status
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
As of January 31, 2021, we had cash, cash equivalents, and short-term investments of $1,123.0 million. As of April 30, 2020, we had cash, cash equivalents, and short-term investments of $245.0 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not result in a material impact on our unaudited consolidated financial statements.
Foreign Currency Risk
Our functional currency is the U.S. dollar. For the three and nine months ended January 31, 2021 and 2020, approximately 26%, 18%, 26% and 19% of our sales were denominated in euros, respectively, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of January 31, 2021 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the nine months ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than set forth in Note 6, from time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
ITEM 1A. RISK FACTORS
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited consolidated financial statements and related notes. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be materially and adversely affected. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, C3 AI Suite, C3 AI Applications, reputation, brand, financial condition, results of operations and future prospects. In such event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Our Industry
We have a limited operating history, which makes it difficult to evaluate our prospects and future results of operations.
We were founded in 2009. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, we expect our revenue growth to slow. A number of factors could cause our growth rate to be adversely impacted, including any reduction in demand for our C3 AI Suite and C3 AI Applications, increased competition, contraction of our overall market, our inability to accurately forecast demand for our C3 AI Suite and C3 AI Applications, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.
Historically, a limited number of customers have accounted for a substantial portion of our revenue. If existing customers do not renew their contracts with us, or if our relationships with our largest customers are impaired or terminated, our revenue could decline, and our results of operations would be adversely impacted.
We derive a significant portion of our revenue from a limited number of existing customers. Our top three Entities together accounted for 36% and 44% of our revenue for the nine-month periods ended January 31, 2021 and 2020, respectively. Our top three Entities by revenue for the nine-month period ended January 31, 2021, have been with us for an average of 3.6 years. Each of Baker Hughes Company, or Baker Hughes, and Engie each accounted for greater than 10% of our revenue for nine-month periods ended January 31, 2021 and 2020. In June 2016, we entered into a master license and services agreement with Engie whereby Engie partners with us to support their digital transformation with a non-exclusive, worldwide license to our C3 AI Suite and certain C3 AI Applications. This arrangement was revised in June 2019 to extend the term by an additional three years for a total of six years. Our master license and services agreement with Engie is terminable by either party upon 30 days’ written notice if the other party materially breaches the agreement or applicable order form and does not cure such breach prior to the end of that 30 day period, and under certain circumstances in connection with a change of control of either party. In April 2019, we entered into a professional services agreement with Engie pursuant to which we develop a customized application for Engie on our C3 AI Suite. This arrangement has a three year term and permits Engie to terminate the contract at the start of the third year subject to a wind down fee of approximately €2.5 million payable by Engie. In October 2020, we entered into a professional services agreement with Engie pursuant to which we develop another customized application for Engie on our C3 AI Suite. This arrangement has five year term and permits Engie to terminate the contract after the 20th month. Certain of our customers, including customers that, at the time, represented a significant portion of our business, have in the past reduced their spend with us or decided to not renew their subscriptions with us, which has reduced our anticipated future payments or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our C3 AI Suite and C3 AI Applications. In addition, our average total subscription contract value is decreasing and we expect it to continue to decrease as we expand our customer base beyond a small number of large customers to a larger number of smaller customers.
Our commercial customers typically purchase three-year subscriptions which generally do not provide for a right to terminate the subscription for convenience. Our customers generally have no obligation to renew, upgrade, or expand their subscriptions with us after the terms of their existing subscriptions expire. In addition, our customers may opt to decrease their usage of our C3 AI Suite and C3 AI Applications. As a result, we cannot provide assurance that our customers will renew, upgrade, or expand their subscriptions with us, if they renew at all. If one or more of our customers elect not to renew their subscriptions with us, or if our customers renew their subscriptions with us for shorter time periods, or if our customers decrease their usage of our C3 AI Suite and C3 AI Applications, or if our customers otherwise seek to renegotiate terms of their existing agreements on terms less favorable to us, our business and results of operations would be adversely affected. This adverse impact would be even more pronounced for customers that represent a material portion of our revenue or business operations.
Our business depends on our ability to attract new customers and on our existing customers purchasing additional subscriptions from us and renewing their subscriptions.
To increase our revenue, we must continue to attract new customers. Our success will depend to a substantial extent on the widespread adoption of our C3 AI Suite and C3 AI Applications. Although demand for data management, machine learning, analytics, and artificial intelligence platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. Numerous factors may impede our ability to add new customers, including but not limited to, our failure to compete effectively against alternative products or services, failure to attract and effectively train new sales and marketing personnel, failure to develop or expand relationships with partners and resellers, failure to successfully innovate and deploy new applications and other solutions, failure to provide a quality customer experience and customer support, or failure to ensure the effectiveness of our marketing programs. If we are not able to attract new customers, it will have an adverse effect on our business, financial condition and results of operations.
In addition, our future success depends on our ability to sell additional subscriptions for our C3 AI Suite and C3 AI Applications to our existing customers, and our customers renewing their subscriptions when the contract term expires. Our customers typically purchase three-year subscriptions which generally do not provide for a right to terminate the subscription for convenience. Our customers generally have no contractual obligation to renew, upgrade, or expand their subscriptions after the terms of their existing subscriptions expire. In addition, our customers may opt to decrease their usage of our C3 AI Suite and C3 AI Applications. Given our limited operating history, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and/or expansion commitments may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our C3 AI Suite, applications and our customer support, the frequency and severity of software and implementation errors or other reliability issues, the pricing of our subscriptions or competing solutions, changes in their IT budget, the effects of global economic conditions, and our customers’ financial circumstances, including their ability to maintain or expand their spending levels or continue their operations. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. If our customers do not purchase additional subscriptions or seats or increase their usage or our customers do not renew their subscriptions, our business, financial condition, and results of operations may be harmed.
We have limited historical experience with supporting or selling to smaller, non-enterprise customers. We intend to grow our customer base and further contribute to our overall growth by introducing product offerings with a lower entry price point, such as our no-code offering C3 AI Ex Machina. However, by broadening our customer base, to include smaller or mid-size customers pursuant to C3 AI Ex Machina or similar offerings, we will be faced with risks that may not be present or that are present to a lesser extent with respect to sales to large organizations. Because of our limited experience in supporting or selling to smaller, non-enterprise customers, we cannot assure you that we will be successful in our efforts in getting future smaller customers to renew or expand their subscriptions to our offerings. If such customers do not renew their agreements or renew on less favorable terms or for less usage, our revenue may grow more slowly than expected or decline our business, financial condition, and results of operations may be harmed.
Achieving renewal or expansion of usage and subscriptions may require us to engage increasingly in sophisticated and costly sales and support efforts that may not result in additional sales. In addition, the rate at which our customers expand the deployment of our C3 AI Suite and C3 AI Applications depends on a number of factors. If our efforts to expand penetration within our customers are not successful, our business, financial condition, and results of operations may be harmed.
Because we derive substantially all of our revenue from our C3 AI Suite and C3 AI Applications, failure of Enterprise AI solutions in general and our C3 AI Suite and C3 AI Applications in particular to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.
We derive and expect to continue for the foreseeable future to derive substantially all of our revenue from our C3 AI Suite and C3 AI Applications. As such, the market acceptance of Enterprise AI solutions in general, and our C3 AI Suite and C3 AI Applications in particular, are critical to our continued success. Market acceptance of an Enterprise AI solution depends in part on market awareness of the benefits that Enterprise AI can provide over legacy products, emerging point products, and manual processes. In addition, in order for cloud-based Enterprise AI solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. In addition, demand for our platform in particular is affected by a number of other factors, some of which are beyond our control. These factors include continued market acceptance of our C3 AI Suite and C3 AI Applications, the pace at which existing customers realize benefits from the use of our platform and decide to expand deployment of our platform across their business, the timing of development and release of new products by our competitors, technological change, reliability and security, the pace at which enterprises undergo digital transformation, and developments in data privacy regulations. In addition, we expect that the needs of our customers will continue to rapidly change and increase in complexity. We will need to improve the functionality and performance of our platform continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Enterprise AI solutions in general or our platform in particular, our business operations, financial results, and growth prospects will be materially and adversely affected.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $31.6 million and $38.9 million for the nine-month periods ended January 31, 2021 and 2020, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $325.3 million as of January 31, 2021. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Suite and C3 AI Applications, and continue to develop our C3 AI Suite and C3 AI Applications. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Suite and C3 AI Applications and business, including:
•investments in our research and development team and in the development of new features and enhancements of our C3 AI Suite and C3 AI Applications, including the hiring of additional development staff, and fees paid to third parties for related enhancements;
•investments in sales, marketing, and services, including expanding our sales force and our customer service team, increasing our customer base, increasing market awareness of our C3 AI Suite and C3 AI Applications, and development of new technologies;
•expanding our operations and infrastructure; and
•hiring additional employees.
We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, our revenue growth may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

The market for our products is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent new platform and application introductions and improvements. We anticipate continued competitive challenges from current competitors who address different aspects of our offerings, and in many cases, these competitors are more established and enjoy greater resources than we do. We also expect competitive challenges from new entrants into the industry. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate and revenue that could adversely affect our business and results of operations.
Our main sources of current and potential competition fall into several categories:
•internal IT organizations that develop internal solutions and provide self‑support for their enterprises;
•commercial enterprise and point solution software providers;
•open source software providers with data management, machine learning, and analytics offerings;
•public cloud providers offering discrete tools and micro-services with data management, machine learning, and analytics functionality;
•system integrators that develop and provide custom software solutions;
•legacy data management product providers; and
•strategic and technology partners who may also offer our competitors’ technology or otherwise partner with them, including our strategic partners who may offer a substantially similar solution based on a competitor’s technology or internally developed technology that is competitive with ours.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:
•greater name recognition, longer operating histories, and larger customer bases;
•larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;
•broader, deeper, or otherwise more established relationships with technology, channel, and distribution partners and customers;
•wider geographic presence or greater access to larger customer bases;
•greater focus in specific geographies or industries;
•lower labor and research and development costs;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, and other resources to provide support, to make acquisitions, hire talent, and to develop and introduce new products.
In addition, some of our larger competitors have substantially broader and more diverse platform and application offerings and may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages potential customers from subscribing to our C3 AI Suite and C3 AI Applications, including by selling at zero or negative margins, bundling with other offerings, or offering closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of platform or application performance or features. As a result, even if the features of our C3 AI Suite and C3 AI Applications are superior, potential customers may not purchase our offerings. These larger competitors often have broader product lines and market focus or greater resources and may therefore not be as susceptible to economic downturns or other significant reductions in capital spending by customers. If we are unable to sufficiently differentiate our solutions from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for our offerings, which could adversely affect our business, operating results, and financial condition.
Moreover, new innovative start‑up companies, and larger companies that are making significant investments in research and development, may introduce products that have greater performance or functionality, are easier to implement or use, or incorporate technological advances that we have not yet developed or implemented, or may invent similar or superior technologies that compete with ours. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.
Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these platforms and applications to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we can. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and gross margins, and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid‑size software firms and consequently customers’ willingness to purchase from such firms.
We may not compete successfully against our current or potential competitors. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition, and results of operations could be adversely affected. In addition, companies competing with us may have an entirely different pricing or distribution model. Increased competition could result in fewer customer orders, price reductions, reduced operating margins, and loss of market share. Further, we may be required to make substantial additional investments in research, development, marketing, and sales in order to respond to such competitive threats, and we cannot assure you that we will be able to compete successfully in the future.
Our sales cycles can be long and unpredictable, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.
Our results of operations may fluctuate, in part, because of the complexity of customer problems that our C3 AI Suite and C3 AI Applications address, the resource‑intensive nature of our sales efforts, the length and variability of the sales cycle for our C3 AI Suite and C3 AI Applications, and the difficulty in making short‑term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions is generally six to nine months but can vary substantially from customer to customer and can extend over a number of years for some customers. Our sales efforts involve educating our customers about the use, technical capabilities, and benefits of our C3 AI Suite and C3 AI Applications. Customers often undertake a prolonged evaluation process, which frequently involves not only our C3 AI Suite and C3 AI Applications but also those of other companies. In addition, the size of potential customers may lead to longer sales cycles. For instance, we invest resources into sales to large organizations and large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our C3 AI Suite and C3 AI Applications. Large organizations may demand additional features, support services, and pricing concessions or require additional security management or control features. Some organizations may also require an on-premise solution rather than a cloud solution, which potentially requires additional implementation time and potentially a longer sales cycle. We may spend substantial time, effort and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our C3 AI Suite and C3 AI Applications widely enough across their organization to justify our substantial upfront investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.
Individual sales tend to be large as a proportion of our overall sales, which impacts our ability to plan and manage cash flows and margins. These large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected. In addition, within each quarter, it is difficult to project which month a deal will close. Therefore, it is difficult to determine whether we are achieving our quarterly expectations until near the end of the quarter, and whether we will achieve annual expectations. Most of our expenses are relatively fixed or require time to adjust. Therefore, if expectations for our business are not accurate, we may not be able to adjust our cost structure on a timely basis, and our margins and cash flows may differ from expectations.
Certain revenue metrics such as net dollar-based retention rate or annual recurring revenue may not be accurate indicators of our future financial results.
Other subscription-based software companies often report on metrics such as net dollar-based revenue retention rate, annual recurring revenue or other revenue metrics, and investors and analysts sometimes look to these metrics as indicators of business activity in a period for businesses such as ours. However, given our large average subscription contract value and our dependence on a small number of high-value customer contracts, these metrics are not accurate indicators of future revenue for any given period of time because the gain or loss of even a single high-value customer contract could cause significant volatility in these metrics. If investors and analysts view our business through these metrics, the trading price of our Class A common stock may be adversely affected.
Changes in our subscription or pricing models could adversely affect our operating results.
As the markets for our subscriptions grow, as new competitors introduce new products or services that compete with ours or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing model as we have historically used. Regardless of pricing model used, large customers may demand higher price discounts than in the past. As a result, we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
We have limited experience with respect to determining the optimal prices for subscriptions for our C3 AI Suite and C3 AI Applications. In the past, we have been able to increase our prices for our C3 AI Suite and C3 AI Applications but we may choose not to introduce or be unsuccessful in implementing future price increases. Our competitors may introduce new products that compete with ours or reduce their prices, or we may be unable to attract new customers or retain existing customers based on our historical subscription and pricing models. Given our limited operating history and limited experience with our historical subscription and pricing models, we may not be able to accurately predict customer renewal or retention rates. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations, and financial condition.
Our revenue growth depends in part on the success of our strategic relationships with third parties, including channel partners, and if we are unable to establish and maintain successful relationships with them, our business, operating results, and financial condition could be adversely affected.
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operates as the exclusive channel partner and reseller of our C3 AI Suite and C3 AI Applications in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was revised in June 2020 to extend the term by an additional two years for a total of five years, with an expiration date in the fiscal year ending April 30, 2024. We also have strategic relationships with Fidelity National Information Services, or FIS, IBM, Microsoft, and Raytheon.
We plan to continue to establish and maintain similar strategic relationships in certain industry verticals and otherwise, and we expect our channel partners to become an increasingly important aspect of our business. However, these strategic relationships could limit our ability in the future to compete in certain industry verticals and, depending on the success of our third-party partners and the industries that those partners operate in generally, may negatively impact our business because of the nature of strategic alliances, exclusivity provisions, or otherwise. We work closely with select vendors to design solutions to specifically address the needs of certain industry verticals or use cases within those verticals. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all. For instance, our C3 AI Suite and C3 AI Applications are marketed in the oil and gas industry on a co-branded basis with Baker Hughes. In the event of any termination, expiration, or renegotiation of the arrangement with Baker Hughes, we may lose the right to continue to co-brand our products in this industry, and it may be difficult for us to arrange for another channel partner to sell our C3 AI Suite and C3 AI Applications in the oil and gas industry in a timely manner, and we could lose brand awareness and sales opportunities during the transition.
Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish, and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our C3 AI Suite and C3 AI Applications. We cannot be certain that we will be able to negotiate commercially attractive terms with any strategic partner, if at all. In addition, all channel partners must be trained to distribute our C3 AI Suite and C3 AI Applications. In order to develop and expand our distribution channel, we must develop and improve our processes for channel partner introduction and training. If we do not succeed in identifying suitable strategic partners or maintain our relationships with such partners, our business, operating results, and financial condition may be adversely affected.
Moreover, we cannot guarantee that the partners with whom we have strategic relationships will continue to devote the resources necessary to expand our reach and increase our distribution. In addition, customer satisfaction with services and other support from our strategic partners may be less than anticipated, negatively impacting anticipated revenue growth and results of operations. We cannot be certain that these partners will prioritize or provide adequate resources to selling our C3 AI Suite and C3 AI Applications. Further, some of our strategic partners offer competing platforms and applications or also work with our competitors. As a result of these factors, many of the companies with whom we have strategic alliances may choose to pursue alternative technologies and develop alternative platforms and applications in addition to or in lieu of our C3 AI Suite and C3 AI Applications, either on their own or in collaboration with others, including our competitors. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. Moreover, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our C3 AI Suite and C3 AI Applications and offer technical support and related services. If we are unsuccessful in establishing or maintaining our relationships with third parties, or if our strategic partners do not comply with their contractual obligations to us, our business, operating results, and financial condition may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot assure you that these relationships will result in increased customer usage of our C3 AI Suite and C3 AI Applications or increased revenue to us.
In addition, some of our sales to government entities have been made, and in the future may be made, indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government entity are material, any such termination or renegotiation may adversely impact our future operating results. In the event of such termination, it may be difficult for us to arrange for another channel partner to sell our C3 AI Suite and C3 AI Applications to these government entities in a timely manner, and we could lose sales opportunities during the transition. Government entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government entity refusing to renew its subscription to our C3 AI Suite and C3 AI Applications, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities.
If the market for our C3 AI Suite and C3 AI Applications fails to grow as we expect, or if businesses fail to adopt our C3 AI Suite and C3 AI Applications, our business, operating results, and financial condition could be adversely affected.
It is difficult to predict customer adoption rates and demand for our C3 AI Suite and C3 AI Applications, the entry of competitive platforms, or the future growth rate and size of the cloud-based software and software-as-a-service, or SaaS, business software markets. A substantial majority of our revenue has come from sales of our subscription-based software products, which we expect to continue for the foreseeable future. Although demand for data management, machine learning, and analytics platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our C3 AI Suite and C3 AI Applications. Our future success will depend in large part on our ability to further penetrate the existing market for Enterprise AI software, as well as the continued growth and expansion of what we believe to be an emerging market for Enterprise AI platforms and applications that are faster, easier to adopt, and easier to use. Our ability to further penetrate the Enterprise AI market depends on a number of factors, including the cost, performance, and perceived value associated with our C3 AI Suite and C3 AI Applications, as well as customers’ willingness to adopt a different approach to data analysis. We have spent, and intend to keep spending, considerable resources to educate potential customers about digital transformation, artificial intelligence, and machine learning in general and our C3 AI Suite and C3 AI Applications in particular. However, we cannot be sure that these expenditures will help our C3 AI Suite and C3 AI Applications achieve any additional market acceptance. Furthermore, potential customers may have made significant investments in legacy analytics software systems and may be unwilling to invest in new platforms and applications. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our C3 AI Suite and C3 AI Applications, our business, operating results, and financial condition could be adversely affected.
If we fail to respond to rapid technological changes, extend our C3 AI Suite and C3 AI Applications or develop new features and functionality, our ability to remain competitive could be impaired.
The market for our C3 AI Suite and C3 AI Applications is characterized by rapid technological change and frequent new platform and application introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of platforms and applications embodying new technologies can quickly make existing platforms and applications obsolete and unmarketable. Data management, machine learning, and analytics platforms and applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced platforms and applications. The success of any enhancements or improvements to our existing C3 AI Suite and C3 AI Applications or any new applications depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance.
Our ability to grow our customer base and generate revenue from customers will depend heavily on our ability to enhance and improve our C3 AI Suite and C3 AI Applications, to develop additional functionality and use cases, introduce new features and applications and interoperate across an increasing range of devices, operating systems, and third-party applications. Our customers may require features and capabilities that our current C3 AI Suite and C3 AI Applications do not have or may face use cases that our current C3 AI Suite and C3 AI Applications do not address. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic customer demand for our C3 AI Suite and C3 AI Applications. When we develop a new enhancement or improvement to our C3 AI Suite or applications, we typically incur expenses and expend resources upfront to develop, market and promote the new enhancement and improvement. Therefore, when we develop and introduce new enhancements and improvements to our C3 AI Suite and C3 AI Applications, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. There is no assurance that our enhancements to our C3 AI Suite and C3 AI Applications or our new application experiences, functionality, use cases, features, or capabilities will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our C3 AI Suite and C3 AI Applications in a manner that satisfies customer preferences in a secure, timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our C3 AI Suite and C3 AI Applications.
Moreover, even if we introduce new C3 AI Suite capabilities and C3 C3 AI Applications, we may experience a decline in revenue from sales of our existing C3 AI Suite and C3 AI Applications that is not offset by revenue from the new C3 AI Suite capabilities or applications. For example, customers may delay ordering subscriptions of new C3 AI Suite capabilities or applications to permit them to make a more thorough evaluation of the C3 AI Suite and C3 AI Applications or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to new C3 AI Suite and C3 AI Applications due to concerns regarding the complexity of migration and suite or application infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s AI platforms and applications rather than migrate to our new C3 AI Suite capabilities and applications. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
Any failure of our C3 AI Suite and C3 AI Applications to operate effectively with future infrastructure platforms and technologies could reduce the demand for our C3 AI Suite and C3 AI Applications. If we are unable to respond to these changes in a timely and cost-effective manner, our C3 AI Suite and C3 AI Applications may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
The introduction of new AI platforms and applications by competitors or the development of entirely new technologies to replace existing offerings could make our C3 AI Suite and C3 AI Applications obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new C3 AI Suite or application experiences, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new C3 AI Suite or C3 AI Application features or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, all of which could harm our business. Moreover, new productivity features for our C3 AI Suite and C3 AI Applications may require substantial investment, and we have no assurance that such investments will be successful. If customers do not widely adopt our new C3 AI Suite and C3 AI Application features and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our C3 AI Suite and C3 AI Applications on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business could be harmed.
If we were to lose the services of our CEO or other members of our senior management team, we may not be able to execute our business strategy.
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder and CEO, Thomas M. Siebel, is critical to our overall management, as well as the continued development of our C3 AI Suite and C3 AI Applications, our sales strategy, our culture, our strategic direction, engineering, and operations. All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team could make it more difficult to execute our business strategy and, therefore, harm our business.
The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our C3 AI Suite and C3 AI Applications.
Our ability to expand our customer base and achieve broader market acceptance of our C3 AI Suite and C3 AI Applications depends to a significant extent on our ability to continue to expand our marketing and sales operations and the ultimate effectiveness of those operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally.
Identifying and recruiting qualified sales representatives and training them is time consuming and resource intensive, and they may not be fully trained and productive for a significant amount of time. Our C3 AI Suite and C3 AI Applications are complicated and, as such, our sales force and operations require significant time and investment for proper recruitment, onboarding, and training in order for our sales operations to be productive. In addition, as we enter into new markets, expand the capabilities of our C3 AI Suite and offer new C3AI Applications, we may need to identify and recruit additional sales and marketing efforts specific to such strategic expansion. Our efforts to do so may be increasingly resource intensive, time consuming, and ultimately unsuccessful. We also dedicate significant resources to sales and marketing programs, including internet and other online advertising. All of these efforts require us to invest significant financial and other resources. In addition, the cost to acquire customers is high due to these marketing and sales efforts. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We will not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
In addition, our business would be adversely affected if our marketing and sales efforts are not successful and generate increases in revenue that are smaller than anticipated. If our marketing and sales efforts are not effective, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our C3 AI Suite and C3 AI Applications and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand depends on the effectiveness of our marketing efforts, our ability to provide a reliable and useful C3 AI Suite and C3 AI Applications at competitive prices, the perceived value of our C3 AI Suite and C3 AI Applications, our ability to maintain our customers’ trust, our ability to continue to develop additional functionality and use cases and our ability to differentiate our C3 AI Suite and C3

AI Applications and capabilities from competitive offerings. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base in a variety of ways, including to give us feedback on our C3 AI Suite and C3 AI Applications. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our C3 AI Suite and C3 AI Applications and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
We also enter into strategic relationships in which we co-brand our products. If these relationships terminate, it may have an adverse effect on our brand. For example, our C3 AI Suite and C3 AI Applications are marketed in the oil and gas industry on a co-branded basis with Baker Hughes. In the event of any termination or expiration of the arrangement with Baker Hughes, we may lose the right to continue using the co-brand to market and sell our C3 AI Suite and C3 AI Applications in the oil and gas industry, and it may be difficult for us to arrange for another channel partner to sell our C3 AI Suite and C3 AI Applications in the oil and gas industry in a timely manner, and we could lose brand awareness and sales opportunities during the transition, which could potentially harm our business.
We may not successfully manage our growth or plan for future growth.
Since our founding in 2009, we have experienced rapid growth. For example, our headcount has grown to 518 full-time employees as of January 31, 2021, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. Further growth of our operations to support our customer base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. Managing our growth will also require significant expenditures and allocation of valuable management resource, including the challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. Certain members of our management have not previously worked together for an extended period of time, and some do not have experience managing a public company, which may affect how they manage our growth.
In addition, our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business would be harmed.
If we are unable to ensure that our C3 AI Suite and C3 AI Applications interoperate with a variety of software applications that are developed by others, including our partners, we may become less competitive and our results of operations may be harmed.
Our C3 AI Suite and C3 AI Applications must integrate with a variety of hardware and software platforms, and we need to continuously modify and enhance our C3 AI Suite and C3 AI Applications to adapt to changes in hardware and software technologies. In particular, we have developed our C3 AI Suite and C3 AI Applications to be able to easily integrate with key third-party applications, including the applications of software providers that compete with us as well as our partners. We are typically subject to standard terms and conditions of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business will be harmed if any provider of such software systems:
•discontinues or limits our access to its software;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on us, or other platform and application developers;
•changes how information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors; or

•develops or otherwise favors its own competitive offerings over our C3 AI Suite and C3 AI Applications.
Third-party services and products are constantly evolving, and we may not be able to modify our C3 AI Suite and C3 AI Applications to assure their compatibility with that of other third parties as they continue to develop or emerge in the future or we may not be able to make such modifications in a timely and cost-effective manner. In addition, some of our competitors may be able to disrupt the operations or compatibility of our C3 AI Suite and C3 AI Applications with their products or services, or exert strong business influence on our ability to, and terms on which we, operate our C3 AI Suite. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our C3 AI Suite and C3 AI Applications or gives preferential treatment to our competitors or competitive products, whether to enhance their competitive position or for any other reason, the interoperability of our C3 AI Suite and C3 AI Applications with these products could decrease and our business, results of operations, and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party applications in the future, our business, results of operations, and financial condition would be harmed.
Our ability to sell subscriptions to our C3 AI Suite and C3 AI Applications could be harmed by real or perceived material defects or errors in our C3 AI Suite and C3 AI Applications.
The software technology underlying our C3 AI Suite and C3 AI Applications is inherently complex and may contain material defects or errors, particularly when new applications are first introduced, when new features or capabilities are released, or when integrated with new or updated third-party hardware or software. There can be no assurance that our existing C3 AI Suite and C3 AI Applications and new applications will not contain defects or errors. Any real or perceived errors, failures, vulnerabilities, or bugs in our C3 AI Suite and C3 AI Applications could result in negative publicity or lead to data security, access, retention, or other performance issues, all of which could harm our business. Correcting such defects or errors may be costly and time-consuming and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and would harm our business.
The failure to attract and retain additional qualified personnel or to maintain our company culture could harm our business and culture and prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, data scientists, engineers, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for employees with high levels of expertise in designing, developing and managing platforms and applications for data management, machine learning, and analytics technologies, as well as for skilled data scientists, sales, and operations professionals. In addition, we are extremely selective in our hiring process which requires significant investment of time and resources from internal stakeholders and management. At times, we have experienced, and we may continue to experience, difficulty in hiring personnel who meet the demands of our selection process and with appropriate qualifications, experience, or expertise, and we may not be able to fill positions as quickly as desired. We recently completed our initial public offering and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our initial public offering. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.
Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. Particularly in the San Francisco Bay Area, job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Job candidates may also be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could impact hiring and result in a diversion of our time and resources. Additionally, laws and regulations, such as restrictive immigration laws, or export control laws, may limit our ability to recruit internationally. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities.
We believe that a critical component to our success and our ability to retain our best people is our culture. As we continue to grow and develop a public company infrastructure, we may find it difficult to maintain our company culture.

In addition, many of our employees may be able to receive significant proceeds from sales of our equity in the public markets after our recent initial public offering, which may reduce their motivation to continue to work for us. Moreover, the proceeds from our recent initial public offering could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business.
If we fail to attract new personnel or to retain our current personnel, our business would be harmed.
Our quarterly results and key metrics are likely to fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations and key metrics may vary significantly in the future as they have in the past, particularly in light of our dependence on a limited number of high-value customer contracts, and period-to-period comparisons of our results of operations and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and key metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations and key metrics include, without limitation, those listed elsewhere in this Risk Factors section and those listed below:
•our ability to generate significant revenue from new offerings;
•our ability to expand our number of partners and distribution of our C3 AI Suite and C3 AI Applications;
•our ability to hire and retain employees, in particular those responsible for the selling or marketing of our C3 AI Suite and C3 AI Applications;
•our ability to develop and retain talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time and provide sales leadership in areas in which we are expanding our sales and marketing efforts;
•changes in the way we organize and compensate our sales teams;
•the timing of expenses and recognition of revenue;
•our ability to increase sales to large organizations as well as increase sales to a larger number of smaller customers;
•the length of sales cycles and seasonal purchasing patterns of our customers;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure, as well as international expansion and entry into operating leases;
•timing and effectiveness of new sales and marketing initiatives;
•changes in our pricing policies or those of our competitors;
•the timing and success of new platforms, applications, features, and functionality by us or our competitors;
•failures or breaches of security or privacy by us or our suppliers and business partners, and the costs associated with remediating any such failures or breaches;
•changes in the competitive dynamics of our industry, including consolidation among competitors;
•changes in laws and regulations that impact our business;
•any large indemnification payments to our users or other third parties;
•the timing of expenses related to any future acquisitions;
•health epidemics or pandemics, such as the coronavirus, or COVID-19, pandemic;

•civil unrest and geopolitical instability; and
•general political, economic, and market conditions.
We recognize revenue from subscriptions to our C3 AI Suite and C3 AI Applications over the terms of these subscriptions. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We recognize revenue from subscriptions to our C3 AI Suite and C3 AI Applications over the terms of these subscriptions, which is typically three years. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may only have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs are expensed as incurred. As a result, growth in the number of new customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscriptions. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers that increase their use of our C3 AI Suite and C3 AI Applications must be recognized over the applicable subscription term. These risks are further exacerbated by our dependence on high-value customer contracts.
Any failure to offer high-quality maintenance and support services for our customers may harm our relationships with our customers and, consequently, our business.
Once our C3 AI Suite and C3 AI Applications are deployed, our customers depend on our maintenance and support teams to resolve technical and operational issues relating to our C3 AI Suite and C3 AI Applications. Our ability to provide effective customer maintenance and support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers with our C3 AI Suite and C3 AI Applications such as ours and maintaining the same. The number of our customers has grown significantly and that has and will continue to put additional pressure on our customer maintenance and support teams. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support or maintenance assistance. We also may be unable to modify the future, scope, and delivery of our maintenance services and technical support to compete with changes in the technical services provided by our competitors. Increased customer demand for maintenance and support services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, if we experience increased customer demand for support and maintenance, we may face increased costs that may harm our results of operations. Further, as we continue to grow our operations and support our global customer base, we need to be able to continue to provide efficient support and effective maintenance that meets our customers’ needs globally at scale. Customers receive additional maintenance and support features, and the number of our customers has grown significantly, which will put additional pressure on our organization. If we are unable to provide efficient customer maintenance and support globally at scale or if we need to hire additional maintenance and support personnel, our business may be harmed. Our ability to attract new customers is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality maintenance and support services, a failure of channel parties to maintain high-quality maintenance and support services or a market perception that we do not maintain high-quality maintenance and support services for our customers, would harm our business.
The COVID-19 pandemic had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The potential impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict. Potential impacts include:
•our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Suite and C3 AI Applications, lengthening of sales cycles, loss of customers, and difficulties in collections;

•our employees are working from home significantly more frequently than they have historically, which may result in decreased employee productivity and morale, with increased unwanted employee attrition in addition to the increased risk of a cyberattack;
•we continue to incur fixed costs, particularly for real estate, and are deriving reduced or no benefit from those costs;
•we may continue to experience disruptions to our growth planning, such as for facilities and international expansion;
•we anticipate incurring costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, and amenities;
•we may be subject to legal liability for safe workplace claims;
•our critical vendors or third-party partners could go out of business;
•in-person marketing events, including industry conferences, have been canceled and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities; and
•our marketing, sales, professional services, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and conducting business virtually is unproven.
The impact of any of the foregoing, individually or collectively, could adversely affect our business, financial condition, and results of operations.
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. As a result of global business disruption, the COVID-19 pandemic had a significant adverse impact on our conclusion of new and additional business agreements in 2020 and may continue to pose challenges until the effects of the pandemic abate. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global IT spending and, despite the measures we have taken to limit or mitigate the impact, it could continue to have an adverse effect on the demand for our C3 AI Suite and C3 AI Applications, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2021 and future periods.
Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, develop and deploy new offerings and applications and maintain effective marketing and sales capabilities.
Our actual or perceived failure to comply with privacy, data protection laws, regulations, and obligations could harm our business.
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share, or Process or Processing, customers’ proprietary and sensitive data potentially including personal information, confidential information, protected health information, and financial data necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.
Data privacy and regulation of privacy, information security and Processing have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security and Processing, and protection of personal information and other content, or Data Protection Laws, the scope of which are changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other rules. We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks, or Privacy Policies, and contractual obligations to third parties related to privacy, data protection, and information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations, or collectively, including Privacy Policies, Data Protection Obligations. We expect that there will continue to be new Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Obligations may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and Process data and operate our business.
Data Protection Laws and data protection worldwide are, and are likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process data; expose us to regulatory scrutiny, actions, investigations, fines and penalties; result in reputational harm; lead to a loss of business result in litigation and liability, including class action litigation; cause to incur significant costs, expenses and fees (including attorney fees); cause a material adverse impact to business operations or financial results, and; otherwise result in other material harm to our business, or Adverse Data Protection Impact.
We strive to comply with applicable Data Protection Laws, and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance and may otherwise face Adverse Data Protection Impacts if our employees, partners or vendors do not, or are perceived not to, comply with applicable Data Protection Laws and Data Protection Obligations. We may be subject to, and suffer a an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws or Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws or and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions or investigations by governmental entities, authorities or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, information security and other aspects of data Processing proposed and enacted in various jurisdictions. In Europe, the General Data Protection Regulation (2016/679), or GDPR, went into effect in May 2018 and introduced strict requirements for Processing the personal data of European Union data subjects. The GDPR may apply to us to the extent we Process the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, an order prohibiting Processing of European data subject personal data and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. European data protection laws including the GDPR also generally prohibit the transfer of personal data from the European Economic Area, or EEA, to the United States and most other countries unless the parties to the transfer have established a legal basis for the transfer and implemented specific safeguards to protect the transferred personal data. One of the primary mechanisms allowing U.S. companies to import personal information from Europe in compliance with the GDPR has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, in the “Schrems II” ruling, invalidated framework in July 2020. The Swiss Federal Data Protection and Information Commissioner also has opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. Authorities in the United Kingdom, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield as mechanisms for lawful personal information transfers from those countries to the United States.

The Schrems II decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual, or SCCs. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on the SCCs. As such, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law~~,~~; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may reduce demand from companies subject to European data protection laws
Further, the United Kingdom has exited the EU, with such exit referred to as “Brexit,” effective December 31, 2020. The GDPR’s data protection obligations continue to form part of the laws in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations), which potentially exposes us to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It remains unclear the extent to which the transfer of personal data from the EU to the United Kingdom will in the future continue to remain lawful under the GDPR. For example, pursuant to a post-Brexit agreement between the United Kingdom and the EU, the European Commission will continue to treat the United Kingdom as if it remained a member state of the EU in relation to transfers of personal data from the EEA to the United Kingdom, meaning such transfers may be made without a need for additional safeguards, for four months from January 1, 2021, with a potential additional two month extension. This “transition” period, however, will end if and when the European Commission adopts an adequacy decision in respect of the United Kingdom or the United Kingdom amends certain UK data protection laws, or relevant aspects thereof, without the EU’s consent (unless those amendments are made simply to align those UK data protection laws with the EU’s data protection regime). If the European Commission does not adopt an adequacy decision with regard to personal data transfers to the United Kingdom before the expiration of the transition period, from that point onwards, the United Kingdom will be a “third country” under the GDPR and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the Standard Contractual Clauses). With substantial uncertainty over the interpretation and application of how United Kingdom will approach and address GDPR following the transition period, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with applicable Data Protection Laws or Data Protection Obligations may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us , as well as other Adverse Data Protection Impacts. Furthermore, the costs of compliance with, and other burdens imposed by, laws, regulations, and policies that are applicable to the businesses of our customers relating to privacy, data protection, data security, and other aspects of data Processing may limit the adoption and use of, and reduce the overall demand for, our C3 AI Suite and C3 AI Applications.
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, and other state and federal laws relating to privacy and data security. For example, the CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. The CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA that goes into effect on January 1, 2023. The CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of operating our C3 AI Suite and C3 AI Applications and other aspects of our business.
With laws and regulations, the United States, and globally imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to privacy, data protection, or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and

Processing practices, our policies or procedures, or the features of our C3 AI Suite and C3 AI Applications. We may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Although we endeavor to comply with our Privacy Policies and other privacy-, data protection-, or information security-related obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors to comply with our Privacy Policies and other privacy-, data protection-, or information security-related obligations. Any failure or perceived failure by us to comply with our Privacy Policies and our privacy-, data protection-, or information security-related obligations to customers or other third parties or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our C3 AI Suite and C3 AI Applications.
Additionally, if third parties we work with, such as vendors or developers, violate Data Protection Laws or Data Protection Obligations, such violations may also put our customers’ content at risk and could in turn have an adverse effect on our business. Further, any significant change to Data Protection Laws, Data Protection Obligations, or industry practices regarding the collection, use, retention, security, or disclosure of our customers’ content, or regarding the manner in which express or implied consent for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our C3 AI Suite and C3 AI Applications, possibly in a material manner, which we may be unable to complete and may limit our ability to store and Process customer data or develop new applications and features.
Our application for a PPP Loan could in the future be determined to have been impermissible which could result in damage to our reputation or adversely impact our business.
In May 2020, given the uncertainty caused by COVID-19 and related events we applied for and received proceeds of approximately $6.3 million from a loan under the Paycheck Protection Program, or the PPP Loan, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The PPP Loan had a term of two years, was unsecured, and was guaranteed by the U. S. Small Business Administration, or the SBA. The PPP Loan carried a fixed interest rate of 1.00% per annum, with the first six months of interest deferred. Under the CARES Act, we may have been eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities, and other qualifying expenses, provided that we retained a certain number of employees and maintain compensation within certain regulatory parameters of the Paycheck Protection Program. However, we repaid the entire balance of the PPP Loan, including accrued interest in August 2020.
In applying for the PPP Loan, we were required to certify, among other things, that the then-current economic uncertainty made the PPP Loan necessary to support our ongoing operations and that we did not, together with our affiliates, then employ more than 500 employees. We made these certifications in good faith after analyzing, among other things, economic uncertainties created by the COVID-19 pandemic, including its impact on our customers and prospects and the global economic at large, and the potential impact on our business activity. We repaid the entire balance of the PPP Loan, including accrued interest in August 2020.
We believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the objectives of the PPP of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. If, despite our good-faith belief that we satisfied all eligibility requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to civil, criminal, and administrative penalties, despite the fact that we elected not to use any of the PPP Loan proceeds and repaid the entire balance of the PPP Loan, including accrued interest in August 2020. Any violations or alleged violations may result in adverse publicity and damage to our reputation, a review or audit by the SBA or other government entity, or claims under the False Claims Act. These events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations, and financial condition.
We rely on third-party service providers to host and deliver our C3 AI Suite and C3 AI Applications, and any interruptions or delays in these services could impair our C3 AI Suite and C3 AI Applications and harm our business.

We currently serve our customers from third-party data center hosting facilities located in the United States, Asia, and Europe. Our operations depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. In the event that our data center arrangements are terminated, or if there are any lapses of service or damage to a center, we could experience lengthy interruptions in our C3 AI Suite and C3 AI Applications as well as delays and additional expenses in making new arrangements.
We designed our system infrastructure and procure and own or lease the computer hardware used for our C3 AI Suite and C3 AI Applications. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our C3 AI Suite and C3 AI Applications. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters, or security breaches, whether accidental or willful, could harm our relationships with our customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.
We may face exposure to foreign currency exchange rate fluctuations.
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the nine-month periods ended January 31, 2021 and 2020, 26% and 19% of our revenue, respectively, and 9% and 10% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our current C3 AI Suite and C3 AI Applications, as well as applications, features, and functionality that we may introduce in the future, may not be widely accepted by our customers or may receive negative attention or may require us to compensate or reimburse third parties, any of which may lower our margins and harm our business.
Our ability to engage, retain, and increase our base of customers and to increase our revenue will depend on our ability to successfully create new applications, features, and functionality, both independently and together with third parties. We may introduce significant changes to our existing C3 AI Suite and C3 AI Applications or develop and introduce new and unproven applications, including technologies with which we have little or no prior development or operating experience. These new applications and updates may fail to engage, retain, and increase our base of customers or may create lag in adoption of such new applications. New applications may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such applications to new and existing customers. The short- and long-term impact of any major change to our C3 AI Suite and C3 AI Applications, or the introduction of new applications, is particularly difficult to predict. If new or enhanced applications fail to engage, retain, and increase our base of customers, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such applications, any of which may harm our business in the short term, long term, or both.
In addition, our current C3 AI Suite and C3 AI Applications, as well as applications, features, and functionality that we may introduce in the future, may require us to compensate or reimburse third parties. In addition, new applications that we introduce in the future may similarly require us to compensate or reimburse third parties, all of which would lower our profit margins for any such new applications. If this trend continues with our new and existing C3 AI Suite and C3 AI Applications, it could harm our business.
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.

We have sold and may sell to U.S. federal, state, and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries such as financial services, telecommunications, and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector. Government demand and payment for our C3 AI Suite and C3 AI Applications are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our C3 AI Suite and C3 AI Applications.
Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and may be less favorable than terms agreed with private sector customers. In our experience, government entities often require shorter term subscriptions than our private sector customers due to budget cycles, making one-year subscriptions not uncommon. Government entities and highly regulated organizations typically have longer implementation cycles, sometimes require acceptance provisions that can lead to a delay in revenue recognition, can have more complex IT and data environments, and may expect greater payment flexibility from vendors.
Contracts with governmental entities may also include preferential pricing terms, including, but not limited to, “most favored customer” pricing. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes, or litigation, including but not limited to bid protests by unsuccessful bidders.
As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our products and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, downward contract price adjustments or refund obligations, civil or criminal penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, results of operations, financial condition, public perception and growth prospects.
Governmental and highly regulated entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations. All these factors can add further risk to business conducted with these customers. If sales expected from a government entity or highly regulated organization for a particular quarter are not realized in that quarter or at all, our business, financial condition, results of operations, and growth prospects could be materially and adversely affected.
Our business could be adversely affected if our employees cannot obtain and maintain required security clearances, we cannot obtain and maintain a required facility security clearance, or we do not comply with legal and regulatory obligations regarding the safeguarding of classified information.
One of our U.S. government contracts requires our employees to maintain security clearances, and also requires us to comply with U.S. Department of Defense, or DoD, security rules and regulations. The DoD has strict security clearance requirements for personnel who perform work in support of classified programs. In general, access to classified information, technology, facilities, or programs are subject to additional contract oversight and potential liability. In the event of a security incident involving classified information, technology, facilities, or programs, or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then a customer requiring classified work could terminate an existing contract or decide not to renew the contract upon its expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and our existing contract (and any future contracts we may subsequently obtain) requiring a facility security clearance could be terminated.

If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, operating results and financial position could be adversely affected.
We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences including reduced investment in our C3 AI Suite and C3 AI Applications, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, operating results and financial position.
We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell Class A common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, development efforts and to respond to business challenges could be significantly impaired, and our business, operating results and financial condition may be adversely affected.
We may acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business or dilute stockholder value.
We have in the past made, and may in the future make, acquisitions of other companies, products, and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.
We have business and customer relationships with certain entities who are stockholders or are affiliated with our directors, or both, and conflicts of interest may arise because of such relationships.
Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, in June 2019, we entered into a strategic collaboration agreement with Baker Hughes whereby Baker Hughes had a right to appoint a director. Our director, Lorenzo Simonelli, is an employee of Baker Hughes, and Baker

Hughes is a stockholder. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.
If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our C3 AI Suite, our C3 AI Suite may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
Our C3 AI Suite and C3 AI Applications process, store, and transmit our customers’ proprietary and sensitive data, potentially including personal information, protected health information, and financial data. Our C3 AI Suite and C3 AI Applications are built to be available on the infrastructure of third-party public cloud providers such as Amazon Web Services, or AWS, Azure, and Google Cloud Platform. We also use third-party service providers to help us deliver services to our customers. These vendors may store or Process personal information, protected health information, or other confidential information of our employees, our partners or our customers. We collect such information from individuals located both in the United States and abroad and may store or Process such information outside the country in which it was collected. While we and our third-party service providers have implemented a number of security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of our C3 AI Suite, our applications, our operational systems, physical facilities, or the systems of our third-party partners, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage.
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and our customers’ industries and such attacks continue to increase. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience attacks, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, and advanced persistent threat intrusions. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity information technology networks and systems, Processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, or those of our vendors and business partners, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our C3 AI Suite, applications, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own supply chain.
The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our C3 AI Suite, applications, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Our C3 AI Suite, applications, systems, networks, and physical facilities could be breached or personal information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees, those of our vendors and business partners, or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our C3 AI Suite, networks, systems and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, applications, systems, networks and/or physical facilities utilized by our vendors. We and a number of our vendors and business partners have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. While we have been successful in preventing such unauthorized access and disruption in the past, we may not continue to be successful against these or other attacks in the future.
The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems or those of subcontractors Processing customer or partner data on our behalf. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach may cause us to breach customer contracts. Depending on the facts and circumstances of such an incident, these damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. Such an event also could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our financial performance. Our agreements with certain customers may require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities or damages.
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our C3 AI Suite, applications, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our C3 AI Suite, or C3 AI Applications capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers was disrupted, we could incur significant liability, or our C3 AI Suite, applications, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyberattack that impacts our ability to operate our C3 AI Suite and C3 AI Applications, we may suffer material damage to our reputation, business, financial condition, and results of operations. Further, we may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Depending on the facts and circumstances of such an incident, the damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand our C3 AI Suite and C3 AI Applications, grow our customer base, and store, transmit, and otherwise Process increasingly large amounts of proprietary and sensitive data.
We could suffer disruptions, outages, defects, and other performance and quality problems with our C3 AI Suite or C3 AI Applications or with the public cloud and internet infrastructure on which it relies.
Our business depends on our C3 AI Suite and C3 AI Applications to be available without disruption. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our C3 AI Suite and C3 AI Applications. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our C3 AI Suite and C3 AI Applications rely. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities and defects in proprietary and open source software, human error or misconduct, capacity constraints, design limitations, as well as from internal and external security breaches, malware and viruses, ransomware, cyber events, denial or degradation of service attacks or other security-related incidents.
Further, if our contractual and other business relationships with our public cloud providers are terminated, suspended, or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we could be unable to provide our C3 AI Suite and C3 AI Applications and could experience significant delays and incur additional expense in transitioning customers to a different public cloud provider.
Any disruptions, outages, defects, and other security performance and quality problems with our C3 AI Suite and C3 AI Applications or with the public cloud and internet infrastructure on which it relies, or any material change in our contractual and other business relationships with our public cloud providers, could result in reduced use of our C3 AI Suite and C3 AI Applications, increased expenses, including significant, unplanned capital investments and/or service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition, reputation and results of operations.
Risks Related to Our International Operations
We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have customers in over 10 countries, and 34% of our revenue nine-month period ended January 31, 2021 was generated from customers outside of North America. As of January 31, 2021, we had nine international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Suite and C3 AI Applications in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Suite and C3 AI Applications may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
•recruiting and retaining talented and capable employees outside the United States and maintaining our company culture across all of our offices;
•potentially different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;

•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection, and consumer protection, and the risk of penalties to us and individual members of management or employees if our practices are deemed to be out of compliance;
•management of an employee base in jurisdictions that may not give us the same employment and retention flexibility as does the United States;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as does the United States and the practical enforcement of such intellectual property rights outside of the United States;
•foreign government interference with our intellectual property that resides outside of the United States, such as the risk of changes in foreign laws that could restrict our ability to use our intellectual property;
•integration with partners outside of the United States;
•securing our locally operated systems and our data and the data of our customers and partners accessible from such jurisdictions;
•compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions, anti-money laundering laws and other regulatory limitations on our ability to provide our C3 AI Suite and C3 AI Applications in certain international markets;
•foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;
•political and economic instability;
•COVID-19 or any other pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our C3 AI Suite and C3 AI Applications, or in our decreased ability to import, export, or sell our C3 AI Suite and C3 AI Applications to existing or new customers in international markets;
•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes, and other trade barriers;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs.
Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.
Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations as they occur. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, we may need to relocate or cease operations in certain foreign jurisdictions.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.
Our C3 AI Suite and C3 AI Applications are subject to various restrictions under U.S. export control and trade and economic sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations, or

EAR, and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. U.S. export control and economic sanctions laws and regulations include restrictions or prohibitions on the sale or supply of certain AI platform and applications, services and technologies to U.S. embargoed or sanctioned countries, governments, persons, and entities. Further, U.S. export laws and regulations include broad licensing requirements, including requiring authorization for the export of certain items. In addition, various countries regulate the import of certain items, including through import permitting and licensing requirements and have enacted or could enact laws that could limit our ability to distribute our C3 AI Suite and C3 AI Applications or could limit our customers’ ability to implement our C3 AI Suite and C3 AI Applications in those countries.
Changes in our C3 AI Suite and C3 AI Applications and, if required, obtaining the necessary export license or other authorization for a particular sale, or changes in export, sanctions, and import laws, may result in the delay or loss of sales opportunities, delay the introduction and sale of subscriptions to our C3 AI Suite and C3 AI Applications in international markets, prevent our customers with international operations from using our C3 AI Suite and C3 AI Applications or, in some cases, prevent the access or use of our C3 AI Suite and C3 AI Applications to and from certain countries, governments, persons, or entities altogether. Further, any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons, or technologies targeted by such regulations could result in decreased use of our C3 AI Suite and C3 AI Applications or in our decreased ability to export or sell our C3 AI Suite and C3 AI Applications to existing or potential customers with international operations. Any decreased use of our C3 AI Suite and C3 AI Applications or limitation on our ability to export or sell our C3 AI Suite and C3 AI Applications would likely harm our business.
In addition, if our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.
Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with U.S. export control and economic sanctions laws and regulations or other laws could have negative consequences, including reputational harm, government investigations and substantial civil and criminal penalties (e.g., fines, incarceration for responsible employees and managers, and the possible loss of export or import privileges).
We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.
We are subject to the FCPA, U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and similar laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party business partners or intermediaries, representatives, and agents from authorizing, offering, or providing, directly or indirectly, improper payments or other benefits, directly or indirectly, to government officials or others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we increase our international sales and business, our risks under these laws may increase.
As we increase our international sales and business and sales to the public sector, we may engage with third-party business partners and intermediaries to market our C3 AI Suite and C3 AI Applications and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party business partners or intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our third-party business partners or intermediaries, our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities.
These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our third-party business partners or intermediaries, employees, representatives, contractors, and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management, as well as significant defense costs and other professional fees. In addition, noncompliance with anti-corruption, or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions against us, our officers, or our employees, disgorgement of profits, suspension or debarment from contracting with the U.S. government or other persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our reputation, business, stock price, financial condition, prospects and results of operations could be harmed.
Risks Related to Taxes
Our results of operations may be harmed if we are required to collect sales or other related taxes for our subscriptions in jurisdictions where we have not historically done so.
We collect sales tax in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our C3 AI Suite and C3 AI Applications due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.
We may be subject to liabilities on past sales for taxes, surcharges, and fees.
We currently collect and remit applicable sales tax in jurisdictions where we, through our employees, have a presence and where we have determined, based on legal precedents in the jurisdiction, that sales of our C3 AI Suite and C3 AI Applications are classified as taxable. We do not currently collect and remit other state and local excise, utility, user, and ad valorem taxes, fees or surcharges that may apply to our customers. We believe that we are not otherwise subject to, or required to collect, any additional taxes, fees or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction or such taxes, fees, or surcharges do not apply to sales of our C3 AI Suite and C3 AI Applications in the relevant taxing jurisdiction. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our C3 AI Suite and C3 AI Applications as not taxable in certain jurisdictions will be accepted by state and local taxing authorities. Additionally, we have not historically collected value-added tax, or VAT, or goods and services tax, or GST, on sales of our C3 AI Suite and C3 AI Applications, generally, because we make almost all of our sales through our office in the United States, and we believe, based on information provided to us by our customers, that most of our sales are made to business customers.
Taxing authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our C3 AI Suite and C3 AI Applications use, telecommunications, VAT, GST, and other taxes, which could result in increased tax liabilities for us or our customers, which could harm our business.
The application of indirect taxes (such as sales and use tax, VAT, GST, business tax, and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. Following the recent U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
We may have exposure to greater than anticipated tax liabilities, which could harm our business.
While to date we have not incurred significant income taxes in operating our business, we are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the proportion of our earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based or other compensation, changes in the valuation of, or our ability to use, deferred tax assets and liabilities, the applicability of withholding taxes, and effects from acquisitions.
The provision for taxes on our financial statements could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals such as the recent legislation enacted in the United States, other fundamental changes in law currently being considered by many countries and changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions.
We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be harmed. We may also be subject to additional tax liabilities due to changes in non-income based taxes resulting from changes in federal, state, or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements, or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.
Our ability to use our net operating losses and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
As of January 31, 2021, we had net operating loss carryforwards, or NOLs, for U.S. federal, state, and foreign purposes of $205.4 million, $82.2 million and $0 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2029. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the Governor of California signed into law the 2020 Budget Act which temporarily suspends the utilization of NOLs and limits the utilization of research credits to $5.0 million annually for 2020, 2021, and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Risks Related to Our Intellectual Property
We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters, which, if resolved adversely, could harm our business.
We primarily rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademark, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. From time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, and our C3 AI Suite and C3 AI Applications. While we intend to defend any lawsuit vigorously, litigation can be costly and time consuming, divert the attention of our management and key personnel from our business operations, and dissuade potential customers from subscribing to our C3 AI Suite and C3 AI Applications, which would harm our business. Furthermore, with respect to lawsuits, there can be no assurances that favorable outcomes will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our agreements with customers or partners typically include certain provisions for indemnifying them against liabilities if our C3 AI Suite and C3 AI Applications infringe a third party’s intellectual property rights, including in the third-party open source software components included in our C3 AI Suite and C3 AI Applications, which indemnification obligations could require us to make payments to our customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business could be harmed as a result.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties generally include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, or other liabilities relating to or arising from our software, services, or other contractual obligations. Large indemnity payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, generally, those limitations may not be fully enforceable in all situations, and we may still incur substantial liability under those agreements. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.
Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.
As of January 31, 2021, we have eight issued patents in the United States, five issued patents in a number of international jurisdictions, 10 patent applications (including one provisional application) pending in the United States, and 26 patent applications pending internationally. Our issued patents expire between February 23, 2033 and July 30, 2039. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Suite and C3 AI Applications. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Suite and C3 AI Applications, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Suite and C3 AI Applications. Any of these events would harm our business.

Our use of third-party open source software could negatively affect our ability to offer and sell subscriptions to our C3 AI Suite and C3 AI Applications and subject us to possible litigation.
A portion of the technologies we use incorporates third-party open source software, and we may incorporate third-party open source software in our solutions in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and requesting compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end users who use, distribute or make available across a network software and services that include open source software to offer aspects of the technology that incorporates the open source software for no cost. We may also be required to make publicly available source code (which in some circumstances could include valuable proprietary code) for modifications or derivative works we create based upon, incorporating or using the open source software and/or to license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our solutions that contained the open source software, and required to comply with the foregoing conditions, and we may be required to publicly release certain portions of our proprietary source code. We could also be required to expend substantial time and resources to re-engineer some of our software. Any of the foregoing could disrupt and harm our business.
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our C3 AI Suite and C3 AI Applications. Any of the foregoing could harm our business and could help our competitors develop platforms and applications that are similar to or better than ours.
Because of the characteristics of open source software, there may be fewer technology barriers to entry by new competitors and it may be relatively easy for new and existing competitors with greater resources than we have to compete with us.
One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies and/or individuals. As a result, others could easily develop new platforms and applications based upon those open source programs that compete with existing open source software that we support and incorporate into our C3 AI Suite and C3 AI Applications. Such competition with use of the open source projects that we utilize can materialize without the same degree of overhead and lead time required by us, particularly if the customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors with greater resources than ours to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our C3 AI Suite and C3 AI Applications. In addition, some competitors make open source software available for free download and use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.
If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.

We rely to a significant degree on a number of open source software programmers, or committers and contributors, to develop and enhance components of our C3 AI Suite and C3 AI Applications. Additionally, members of the corresponding Apache Software Foundation Project Management Committees, or PMCs, many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of important components of the open source data management ecosystem. If the open source data management committees and contributors fail to adequately further develop and enhance open source technologies, or if the PMCs fail to oversee and guide the evolution of open source data management technologies in the manner that we believe is appropriate to maximize the market potential of our solutions, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our C3 AI Suite and C3 AI Applications. We also must devote adequate resources to our own internal programmers to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, we may incur additional development expenses and experience delays in technology release and upgrade. Delays in developing, completing, or delivering new or enhanced components to our C3 AI Suite and C3 AI Applications could cause our offerings to be less competitive, impair customer acceptance of our solutions, and result in delayed or reduced revenue for our solutions.
Our software development and licensing model could be negatively impacted if the Apache License, Version 2.0 is not enforceable or is modified so as to become incompatible with other open source licenses.
Components of our C3 AI Suite and C3 AI Applications have been provided under the Apache License 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that we may not reproduce or distribute those open source software components as part of our C3 AI Suite and C3 AI Applications, may negatively impact our distribution or development of all or a portion of our solutions. In addition, at some time in the future it is possible that the license terms under which important components of the open source projects in our C3 AI Suite and C3 AI Applications are distributed may be modified, which could, among other consequences, negatively impact our continuing development or distribution of the software code subject to the new or modified license.
Further, full utilization of our C3 AI Suite and C3 AI Applications may depend on software, applications, hardware and services from various third parties, and these items may not be compatible with our C3 AI Suite and C3 AI Applications and their development or available to us or our customers on commercially reasonable terms, or at all, which could harm our business.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common. Factors that could cause fluctuations in the trading price of our Class A common stock include the risk factors set forth in this section as well as the following:
•price and volume fluctuations in the overall stock market from time to time;
•high volume retail trading by participants connected in a social network;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors, particularly in light of the significant portion of our revenue derived from a limited number of customers;

•changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations, particularly in light of the significant portion of our revenue derived from a limited number of customers;
•announcements by us or our competitors of new products, applications, features, or services;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•actual or perceived privacy or data security incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, applications, products, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management;
•general political and economic conditions and slow or negative growth of our markets; and
•technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors.
Accordingly, we cannot assure you of the liquidity of an active trading market, your ability to sell your shares of our Class A common stock when desired, or the prices that you may obtain for your shares of our Class A common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our Class A common stock and may impair our ability to acquire or make investments in complementary companies, products, or technologies by using shares of our common stock as consideration.
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our executive officers, employees and directors and their affiliates, limiting your ability to influence corporate matters.
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of January 31, 2021, Mr. Siebel and related entities control the voting power of all of the outstanding Class B common stock and will beneficially hold approximately 30.1% of our outstanding capital stock but control approximately 75.2% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. We believe we are eligible for but do not intend to take advantage of the “controlled company” exemption to the corporate governance rules for New York Stock Exchange-listed companies.
In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than a majority of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of (1) the date that is six months following the death or incapacity of Mr. Siebel, (2) the date that is six months following the date that Mr. Siebel is no longer providing services to us as an officer, employee, director, or consultant, (3) December 11, 2040, and (4) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Siebel retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, control a majority of the combined voting power of our Class A and Class B common stock. As a board member, Mr. Siebel owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Siebel is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
FTSE Russell and Standard & Poor’s does not allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price and volume of our Class A common stock could be adversely affected.
We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, as mentioned above certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in many indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected
Substantial future sales of shares of our Class A common stock and Class B common stock by existing holders in the public market could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock and Class B common stock (after automatically converting to Class A common stock) in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock.
Immediately after our initial public offering, only the shares of Class A common stock sold in our initial public offering, not including shares of Class A common stock purchased in the concurrent private placements immediately subsequent to the closing of our initial public offering, were freely tradable without restriction. All of our executive officers and directors and the holders of substantially all the shares of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters of our initial public offering that restrict their ability to transfer shares of our capital stock during the period ending on, and including, June 6, 2021, or the restricted period, subject to specified exceptions; provided that such restricted period will end with respect to 20% of the shares subject to each lock-up agreement if at any time beginning March 8, 2021 (1) we have issued a quarterly earnings release announced by press release through a major news service, or on a report on Form 8-K and (2) the last reported closing price of our Class A common stock is at least 33% greater than the initial public offering price of our Class A common stock for 10 out of any 15 consecutive trading days, including the last day, ending on or after March 8, 2021, or the Early Release; and provided further that, if March 8, 2021 occurs within five trading days of a trading black-out period, the above referenced early expiration period will be the sixth trading day immediately preceding the commencement of the trading black-out period. In addition, with respect to shares not released as a result of such early release, if June 7, 2021 occurs within five trading days of a trading black-out period, the lock-up period will expire on the sixth trading day immediately preceding the commencement of the trading black-out period. Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC may permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all of the shares of Class A common stock sold in this offering will become eligible for sale upon expiration of the 180-day lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.
In addition, as of January 31, 2021, there were 40,169,860 shares of Class A common stock subject to outstanding options under our Amended and Restated 2012 Equity Incentive Plan, or the 2012 Plan. We have registered all of the shares of Class A common stock issuable upon conversion of the shares of Class B common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent such options are exercised, subject to the market standoff and lock-up agreements described above and compliance with applicable securities laws.
In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States. We have also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the United States in the open market.
Sales of our shares could also impair our ability to raise capital through the sale of additional equity securities in the future and at a price we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.
There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders.
Our charter documents will also contain other provisions that could have an anti-takeover effect, such as:
•establishing a classified board of directors so that not all members of our board of directors are elected at one time;
•permitting the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•providing that directors may only be removed for cause;
•prohibiting cumulative voting for directors;
•requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•eliminating the ability of stockholders to call special meetings of stockholders;
•prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders; and
•our dual class common stock structure as described above.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, or the certificate of incorporation or the amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation will further provide that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act, and an investor cannot waive compliance with the federal securities laws and the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such a provision. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
Our Class A common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our Class A common stock to decline.
We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.
As a public company listed in the United States, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the New York Stock Exchange, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as members of senior management.
We are an “emerging growth company,” and we intend to comply only with reduced disclosure requirements applicable to emerging growth companies. As a result, our Class A common stock could be less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of more than $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior October 31, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile. We currently expect that we will cease to qualify as an “emerging growth company,” as defined in the JOBS Act, effective as of April 30, 2022. As such, we have commenced planning for related additional reporting and financial requirements.
General Risks
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls, or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not required to make a formal assessment of the effectiveness of our internal control over financial reporting. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first Annual Report filed with the SEC where we are an accelerated filer or a large accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our Class A common stock.
Any future litigation against us could be costly and time-consuming to defend.
We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial or intellectual property disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Our business could be disrupted by catastrophic events.
Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, pandemics (such as the COVID-19 pandemic), political unrest, geopolitical instability, cyberattack, war, or terrorist attack, could result in lengthy interruptions in our service. In particular, our U.S. headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wild fires, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our C3 AI Suite and C3 AI Applications to our customers would be impaired, or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the nine months ended January 31, 2021, we issued to certain directors, officers, employees and consultants an aggregate of 14,414,563 shares of our common stock upon the exercise of options under our 2020 Incentive Plan at exercise prices ranging from $4.56 to $42 per share.
During the nine months ended January 31, 2021, we repurchased 33,469 shares of our common stock from former employees at repurchase prices ranging from $1.68 to $4.62 per share.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 39b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
In December 2020, we closed our initial public offering of 17,825,000 shares of its Class A common stock at $42.00 per share, which included 2,325,000 shares issued upon the exercise of the underwriters’ over-allotment option to purchase additional shares. The Company received net proceeds of $694.6 million after deducting underwriting discounts and other offering expenses. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-250082), which was declared effective by the SEC on December 9, 2020. Morgan Stanley, J.P. Morgan and BofA Securities acted as lead book-running managers for the offering. Deutsche Bank Securities is acted as a book-running manager for the offering. Canaccord Genuity, JMP Securities, KeyBanc Capital Markets, Needham & Company, Piper Sandler and Wedbush Securities acted as co-managers for the offering. Shares of our Class A common stock began trading on the New York Stock Exchange on December 9, 2020 and, following the sale of all the shares upon the closing of the initial public offering, the offer terminated.
The net proceeds to us after deducting underwriting discounts and commissions of $46.8 million and net offering expenses of $7.2 million were $694.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of December 8, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on December 9, 2020.
At January 31, 2021, $0.5 million of expenses incurred in connection with our initial public offering had not yet been paid.

ITEM 6. EXHIBITS
(a) Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39744	3.1	December 11, 2020
3.2	Form of Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-250082	3.4	November 30, 2020
10.1+	C3.ai, Inc. Amended and Restated 2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-250082	10.1	November 13, 2020
10.2+	C3.ai, Inc. 2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-250082	10.2	November 30, 2020
10.3+	C3.ai, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-250082	10.3	November 30, 2020
10.4	Common Stock Purchase Agreement by and between the Registrant and Spring Creek Capital, LLC, dated as of November 25, 2020.	S-1/A	333-250082	10.13	November 30, 2020
10.5	Common Stock Purchase Agreement by and between the Registrant and Microsoft Corporation, dated as of November 27, 2020.	S-1/A	333-250082	10.14	November 30, 2020
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
*      Previously filed.
+      Indicates management contract or compensatory plan.
#      Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (1) the omitted information is not material and (2) the omitted information would likely cause competitive harm to the registrant if publicly disclosed.
(b) Financial Statement Schedules.
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the unaudited consolidated financial statements or the notes thereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
C3.ai, Inc.

Date: March 2, 2021	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2021	By:	/s/ David Barter
David Barter
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)