Form 10-K
period 2021-04-30
C3.ai, Inc.
filed 2021-06-25
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39744
C3.ai, Inc.
(Exact name of registrant as specified in its charter)

Delaware		26-3999357
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1300 Seaport Blvd,	Suite 500
Redwood City,	CA	94063
(Address of principal executive offices)		(Zip code)

Registrant's telephone number, including area code: (650) 503-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	AI	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on April 30, 2021, based on the closing price of $66.26 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $4.3 billion. The registrant has elected to use April 30, 2021 as the calculation date because on October 31, 2020 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately held company.
As of June 18, 2021, the registrant had outstanding 99,920,942 shares of Class A common stock and 3,499,992 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our C3 AI Suite and C3 AI Applications;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our growth strategies for our C3 AI Suite and C3 AI Applications;
•our expectations regarding our C3 AI CRM solutions;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K and those elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

SELECTED RISKS AFFECTING OUR BUSINESS
Investing in our Class A common stock involves numerous risks, including the risks described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Below is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, operating results, and prospects. You should read this summary together with the more detailed description of each risk factor contained below.
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
•The COVID-19 pandemic had and could continue to have an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and our customers operate.
•Our actual or perceived failure to comply with privacy, data protection laws, regulations, and obligations could harm our business.
•If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our C3 AI Suite, our C3 AI Suite may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
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

PART I
ITEM 1. BUSINESS
Overview
C3 AI is the Enterprise AI application software company.
We provide software-as-a-service, or SaaS, applications that enable the rapid deployment of enterprise-scale AI applications of extraordinary breadth and complexity that offer significant social and economic benefit.
The C3 AI Suite, C3 AI Applications, and our patented model-driven architecture enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. Our software platform enables developers to rapidly build applications by using conceptual models of all the elements required by an Enterprise AI application instead of having to write complex, lengthy, structured programming code to define, control, and integrate the many requisite data and microservices components to work together. We significantly reduce the effort and complexity of the Enterprise AI software engineering problem.
Enterprise AI Software Solutions
We have built a single, integrated solution that enables our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications across any infrastructure. Customers can deploy C3 AI products on all major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide four primary families of software solutions:
•The C3 AI Suite, our core technology, is a comprehensive application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications of any type.
•C3 AI Applications, built using the C3 AI Suite, include a large and growing family of industry-specific and application-specific turnkey AI solutions that can be immediately installed and deployed.
•C3 AI Ex Machina, our no-code solution that provides secure, easy access to analysis-ready data, and enables business analysts without data science training to rapidly perform data science tasks such as building, configuring, and training AI models.
•C3 AI CRM is the first enterprise-class, AI-first customer relationship management solution purpose-built for industries to drive customer-facing operations with predictive business insights.
In addition, we offer the C3 AI Virtual Data Lake, a capability of the C3 AI Suite that can also be licensed as a standalone product. It enables organizations to utilize existing enterprise systems, data stores, and data lake investments by unifying all enterprise and extraprise data into a secure, virtual, federated data image without the need to duplicate data. This dramatically reduces the time and cost of deploying and maintaining an enterprise data lake.
C3 AI Suite
We believe the C3 AI Suite is the only end-to-end Platform-as-a-Service allowing customers to design, develop, provision, and operate Enterprise AI applications at scale. Our customers can utilize the C3 AI Suite to build and operate their own custom Enterprise AI applications and to customize, operate, and manage C3 AI Applications. Customers can deploy C3 AI products on major public cloud infrastructures, the private cloud, hybrid environments, or directly on their on-premise servers and processors.
Designed with our model-driven architecture, the C3 AI Suite enables us and our customers to develop Enterprise AI applications by using conceptual models of all the elements required by the application—e.g., data objects (customer, order, contract, etc.), computing resources (database, storage, messaging), data processing services (stream processing, batch processing, etc.), AI and machine learning services (model training, model pipeline management, etc.)—instead of having to write complex, lengthy code. This approach vastly reduces technical complexity for developers and the amount of code they need to write. The C3 AI Suite provides comprehensive capabilities to rapidly develop, deploy, and operate Enterprise AI applications at scale, including:
•Data Integration and Management Services. Services to easily and automatically ingest and aggregate massive volumes of diverse data from numerous internal and external sources and unify the data in a common and extensible data image.
•AI Application Development and Operationalization Services. Automated services to explore data, build and train AI models, and operationalize AI models and applications at enterprise scale.
•Operational and Security Services. Cohesive core platform services (e.g., access control, data encryption, cybersecurity, time-series services, normalization, data privacy, etc.).
•C3 AI Integrated Development Studio (C3 AI IDS). A low-code/no-code visual toolkit for developing, deploying, and operating Enterprise AI applications.
C3 AI Applications
C3 AI Applications is an expanding portfolio of turnkey cross-industry and industry-specific Enterprise AI applications that address a range of mission-critical use cases. With C3 AI Applications, organizations can typically deploy production AI applications in one to six months. Each of these applications is extensible and customizable to meet customer requirements.
Cross-Industry Applications
Prebuilt cross-industry C3 AI Applications include:
•C3 AI Inventory Optimization. Applies advanced AI/machine learning and stochastic optimization techniques to help optimize raw material, in-process, and finished goods inventory levels, while ensuring stock availability when and where needed.
•C3 AI Supply Network Risk. Provides enterprise supply chain managers with visibility into risks of disruption throughout their supply chain operations.
•C3 AI Customer Churn Management. Enables account executives and relationship managers to monitor customer satisfaction using all available transactional, behavioral, and contextual information, and take proactive, early action to prevent customer churn with AI-based and human-interpretable predictions and advance warning.
•C3 AI Production Schedule Optimization. Dynamically optimizes production schedules to maximize throughput of high-profit-margin products while addressing customer demand and respecting production constraints.
•C3 AI Predictive Maintenance. Provides maintenance planners and equipment operators with insight into asset risk so they can maintain higher levels of asset availability across their entire operations.
•C3 AI Fraud Detection. Pinpoints patterns in event data streams that identify revenue leakage or maintenance and safety issues so investigation teams can act upon a single, continuously updated, and prioritized queue of leads.
•C3 AI Energy Management. Uses machine learning to help enterprises gain visibility into their energy expenditure and prioritize actions to reduce their operational costs while lowering their carbon footprint.
Industry-Specific Applications
We also offer integrated families of turnkey Enterprise AI applications to serve the needs of a growing list of vertical market segments including oil and gas, chemicals, utilities, manufacturing, financial services, defense, intelligence, aerospace, healthcare, and telecommunications. For each of these vertical markets we have deployed or are planning to deploy a complete family of integrated AI applications to address the entire value chain of each industry, including the following:

Financial Services
•C3 AI Smart Lending. Drives productivity and customer satisfaction within the credit application and approval process, providing credit officers with contextualized insights, enabling them to reduce time on easy approval or easy rejection decisions and focus on more nuanced credit applications.
•C3 AI Cash Management. Leverages advanced AI algorithms to quantify client treasury activity and predict the clients most likely to reduce or end their cash management and treasury services relationship with the bank.
•C3 AI Securities Lending Optimization. Helps banks automate and optimize securities lending operations by using machine learning to quantify client and lender uncertainties and subsequently automatically approve all executable client inquiries.
•C3 AI Anti-Money Laundering. Is an AI-enabled, workflow-centric application that uses comprehensive machine learning techniques to increase true Suspicious Activity Report identification while reducing false positive alerts.
Manufacturing
•C3 AI Inventory Optimization. Applies advanced AI/machine learning and stochastic optimization techniques to analyze variability in demand, supplier delivery times, quality issues, and product-line disruptions to build real-time recommendations and monitoring.
•C3 AI Predictive Maintenance. Provides manufacturing maintenance planners and equipment operators with comprehensive insight into asset risk, enabling them to maintain higher levels of asset availability, deliver services-based differentiation, and reduce maintenance costs.
•C3 AI Energy Management. Uses machine learning to enable accurate forecasting, benchmarking, building optimization, demand response, and anomaly detection, helping manufacturers to lower costs, improve operations, and meet energy-efficiency goals.
•C3 AI Sensor Health. Ensures the operational health and optimal deployment of IoT sensor devices, using AI/machine learning to predict sensor failures and identify sensor and network health issues with a high degree of precision.
Utilities
•C3 AI Revenue Protection. Identifies instances of energy theft to protect core revenue at higher accuracy and lower cost than conventional rules-based approaches.
•C3 AI AMI Operations. Integrates and analyzes near real-time advanced metering infrastructure data and utilizes supervised and unsupervised machine learning techniques to assess meter deployment and asset health.
•C3 AI Customer Engagement Portals. Combine data across multiple disparate customer systems, including billing, CRM, demographics, and AMI to provide a 360-degree customer profile to enable both utility customers and customer service representatives to understand and manage their energy usage and costs.
Oil and Gas
•C3 AI Production Optimization. Optimizes upstream production at-scale with detailed injection well influence, AI-based production forecasts, and artificial lift optimization.
•C3 AI Reliability. Integrates sensor networks, enterprise systems, and data historians to arm reliability engineers, process engineers, and maintenance managers with AI-enabled insights to address process and equipment performance risks in production facilities and refineries.
•C3 AI Yield Optimization. Integrates enterprise resource planning data, lab test data, asset data, and manufacturing systems data and deploys machine learning models to identify problems or opportunities for improvement at key points in process manufacturing.

Aerospace and Defense
•C3 AI Readiness. Integrates and unifies data from aircraft telemetry, mission file, maintenance, and operational systems and leverages advanced AI models to monitor subsystem health and predict component failures.
•C3 AI Workforce Analytics. Helps risk and compliance officers to efficiently parse financial, commercial, public, and law enforcement records to determine if individuals pose a security risk.
•C3 AI Intelligence Analysis. Generates knowledge graphs of entities extracted from both structured (e.g., existing curated databases) and unstructured (e.g., news sources, social media sources, academic reports, and patent databases) data sets.
•C3 AI Intelligence Data Fusion. Ingests intelligence data from disparate sources into a unified, federated data image to enable analysts to conduct their work faster.
C3 AI Ex Machina
C3 AI Ex Machina is a no-code solution that provides secure, easy access to analysis-ready data, and enables business analysts without data science training to rapidly perform data science tasks such as building, configuring, and training AI models. C3 AI Ex Machina can be used as a standalone application—providing a modern, cloud-native, highly scalable replacement for last-generation tools—and with the C3 AI Suite, typically as the primary tool used by non-developer business analysts to build, train, and tune models on the C3 AI Suite. C3 AI Ex Machina is targeted at the ‘citizen’ data scientist—a broad range of users, including business analysts and data analysts, who want to leverage AI capabilities, but lack advanced coding skills—and allows customers to sign up online and immediately begin using the product, including paid subscriptions and an initial no cost offering.
C3 AI CRM
C3 AI CRM is a new family of fully AI-enabled, industry-specific CRM solutions that combine the CRM technology leadership and market reach of our partner ecosystem. The C3 AI CRM product family will include sales, marketing, and customer service functionality. The products will be available in vertical market-specific offerings specifically designed to meet the needs of industries such as financial services, healthcare, telecommunications, oil and gas, manufacturing, utilities, aerospace, automotive, public sector, defense, and intelligence.
Lighthouse Customers
Our market-entry strategy has been to establish high-value customer engagements with large global early adopters, or lighthouse customers, in Europe, Asia, and the United States across a range of industries. These lighthouse customers serve as proof points for other potential customers in their particular industries. We have established intimate strategic relationships with our customers, including a number of large multinational corporations and government entities. We commonly enter into enterprise-wide agreements with entities that include multiple operating units or divisions.
The core of this strategy is to rapidly deliver high-value outcomes at large scale, that are broadly deployed into many industry leaders, including those in banking, oil and gas, utilities, defense, and manufacturing. We then use these cases and outcomes to initiate discussions at numerous other leading companies in each sector.
High-Value Outcomes
We are enabling the digital transformation of many of the world’s leading organizations and, in the process, helping them to attain short time-to-value and exceptionally high economic returns. At some companies, based on feedback and other information provided from our customers, we estimate our solutions have returned hundreds of millions of dollars in economic benefit. We estimate, based on our C3 AI production roadmaps, that we may enable billions of dollars in annual economic benefit for many customers.
Rapid Time to Value
The key to our market success to date and our primary competitive differentiator is our ability to leverage the C3 AI Suite and C3 AI Applications to bring high-value Enterprise AI applications into production use rapidly. We have deployed

Enterprise AI applications into production use in as little as four weeks. Most C3 AI customers enjoy a rapid time to value from their investments in our offerings.
Average Total Subscription Contract Value
As a result of the high-value outcomes that we enable for our customers, we enjoy uncommonly high total subscription contract values for software subscriptions. Our average total contract value for contracts entered into in fiscal years 2017, 2018, 2019, 2020, and 2021 was $11.7 million, $10.8 million, $16.2 million, $12.1 million, and $7.2 million respectively.
The average total subscription contract value is decreasing and we expect it to continue to decrease as we have restructured our sales organization and expanded our market-partner ecosystem to effectively address small, medium, and large enterprise sales opportunities. We have seen significant progress to date in this regard, which is reflected in the decrease in the average total contract value over the last three years.
C3 AI Sales Cycle
Our typical sales cycle begins with one or more product and technical presentations about C3 AI, leading to a mapping of our capabilities to customer use cases. This frequently leads to a paid trial that lasts from eight to 16 weeks. During that period, we deploy a production-level application that is representative of our customer’s Enterprise AI and digital transformation requirements. After completing a successful trial, our customers will frequently license one or more C3 AI Applications. Either concurrent with or subsequent to licensing C3 AI Applications, some of our customers will license additional C3 AI Applications or the C3 AI Suite. Over time, our customers tend to purchase additional C3 AI Applications and/ or additional C3 AI Suite developer seats and incur ongoing and increasing runtime fees as their usage scales.
Extensive Partner Ecosystem
We have established strategic relationships with technology leaders including Amazon Web Services, or AWS, Baker Hughes, Fidelity National Information Services, or FIS, Google, Microsoft, Raytheon, and Infor. These world-leading technology companies can marshal tens of thousands of talented resources to establish and serve small, medium, and large C3 AI customer relationships at global scale.
We form go-to-market and product co-development alliances with our partners that combine our Enterprise AI expertise and technology with our partners’ deep domain expertise to bring next-generation C3 AI solutions to joint customers. Our partnerships include strategic alliances across four categories:
•Industry Partners. Each industry partnership focuses on a key vertical. We have formed global strategic alliances in the energy industry with France-based global energy leader ENGIE; in oil and gas with Baker Hughes, a global leader in oilfield services; in financial services with FIS, a leading technology provider to the global financial services industry; in the U.S. Federal and aerospace sectors with Raytheon, one of the world’s largest aerospace and defense manufacturers; and in manufacturing with Infor, an ERP technology cloud leader.
•Hyperscale Cloud and Infrastructure Partners. We have formed global strategic go-to-market alliances with hyperscale cloud providers including Amazon, Microsoft, and Google. In addition, we have strategic alliances with leading hardware infrastructure providers to deliver our software optimized for their technology such as Hewlett Packard Enterprise and Intel.
•Consulting and Services. We have established partnerships with select specialized systems integrators that provide application design and development, data engineering, data science, and systems integration services, including: Aubay, BGP, Grupo CMC, Data Reply, Infoedge Technology, Informatica El Corte Ingles, Intelia, Neal Analytics, Ortec, Pariveda, SCAP, and Synechron. These alliances are focused on helping organizations accelerate their Enterprise AI and digital transformation programs.
•Independent Software Vendors. Our Independent Software Vendors, or ISV, partners develop, market, and sell application solutions that are natively built on or tightly integrated with the C3 AI Suite. The C3 AI Suite enables ISVs to deliver Enterprise AI capabilities to their installed user base that enhance or complement existing ISV application functionality. As of April 2021, ISV partners include ENGIE, FIS, Baker Hughes, Microsoft, Infor, and Ortec.

Sales Model
Our sales organization is organized both geographically and into vertical market segments that cooperate to sell to and service customers. We have a highly leveraged go-to-market model comprised of a global field sales force combined with significant alliance partnerships, that we believe will accelerate our entry into diverse global market segments. Each of our strategic partners—including AWS, Baker Hughes, FIS, Google, Microsoft, Infor, and Raytheon—has a large installed customer base with strong, established relationships, and a large global sales force that vastly extends our market coverage. We form specific sales targets and goals with each partner, enabling us to quickly and efficiently engage in customer accounts.
Historically, our strategy has been to achieve early leadership with a focus on large enterprise sales to establish successful lighthouse customers across a range of industries and geographies. We initially focused on the oil and gas, aerospace, defense, utilities, manufacturing, and financial services sectors, as those industries were early adopters in Enterprise AI. We intend to expand into additional industries such as high technology, telecommunications, retail, and precision medicine and expect to continue our market entry strategy of initially focusing on lighthouse customers in these industries. Our goal is to rapidly move down-market in the next few years to capture the small and medium business segments of each industry. We intend to leverage our partner ecosystem and establish telesales and direct marketing organizations to address the middle market.
Our average sales cycles have been decreasing over time. We believe this is due to increased acceptance of cloud adoption, increased prioritization of Enterprise AI, increasing corporate mandates for digital transformation, increased brand recognition of C3 AI, and increasing numbers of live, production C3 AI customers.
Revenue Model
Our revenue consists of subscription and professional services revenue. The bulk of our revenue is generated from subscriptions to our software. Our subscriptions include our software and our maintenance and support services. Our subscription contracts are generally non-cancelable and non-refundable, and typically three years in duration. We also generate additional runtime subscription fees, a type of consumption or usage-based revenue based on compute and storage resources required to run the C3 AI Suite. Our professional services primarily includes implementation services, training and prioritized engineering services.
Marketing
Our multichannel marketing function is focused on market education, brand awareness, thought leadership, and demand creation. We engage the market through digital, radio, television, outdoor, airport, and print advertising; virtual and physical events, including our C3 AI Transform annual customer conference; and C3 AI Live, a bi-weekly series of livestreamed events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, machine learning, and data science. Our Chief Executive Officer, Tom Siebel—a recognized technology thought leader and author of the 2019 Wall Street Journal and Amazon best seller, Digital Transformation: Survive and Thrive in an Era of Mass Extinction—is a frequent industry keynote speaker and is often interviewed by leading media, including the Wall Street Journal, Financial Times, The Economist, Fortune, Forbes, BloombergTV, Yahoo! Finance, and others.
Professional Services
We maintain a professional services organization that offers resources, methodologies, and experience to help customers develop and deploy enterprise-scale AI applications. Our services are complemented by those of our partners.
C3 AI Implementation Services help ensure successful customer outcomes throughout the application development and deployment phases, including setup and configuration, machine learning model development and tuning, and integration of multiple complex source systems.
C3 AI Academy provides a role-based, in-person, and online curriculum to help developers, data scientists, administrators, and project personnel take advantage of C3 AI Suite capabilities quickly and robustly.
Our professional services strategy is to quickly train our customers to develop, customize, and deploy applications independently of us, making them rapidly self-sufficient. In those instances where a large or continuing professional services presence may be desired or necessary, we rely upon our partner ecosystem to provide those services. We believe this will enable us to maintain high gross margins and allow us to rapidly deploy trained professional services personnel at large scale any place on the planet.
Rich Human Capital
Our strongest asset is unquestionably the human capital that we have been able to attract, retain, and motivate. We have won the Glassdoor Best Place to Work award, were named a WayUp Top 100 Internship Program, and are consistently ranked among the best places to work. As a result, we attract exceptionally talented, highly educated, experienced, motivated employees. We received approximately 59,000 applications for those positions and conducted 13,559 interviews and skill assessments during the fiscal year ended April 30, 2021. Fifty-seven percent of our employees have advanced degrees, many from the world’s most prestigious institutions.
We have built a culture of high performance based on four core values:
•Drive and Innovation Propelling Growth. We self-select for people who love to work hard, think with rigor, speak with purpose, and act to achieve great things.
•Natural Curiosity to Solve the Impossible. We are self-learners, always seeking knowledge to accelerate innovation.
•Professional Integrity Governing All Endeavors. We comport ourselves with unwavering ethical integrity, respect, and courtesy.
•Collective Intelligence. We believe the unity of our team is substantially greater than the sum of its parts.
Through our C3 AI Management Development Series, we train our managers to motivate and lead their teams by setting clear objectives with an outcomes-based approach. Our C3 AI Leadership Development Program equips aspiring managers with skills for future leadership roles. We offer cash incentives to employees who complete professional training and will even pay for employees to earn a master’s degree in computer science.
Our talent acquisition team engages various constituency groups to recruit qualified under-represented minorities, women, and military veterans to job opportunities. We host tech talks and workshops at top universities across the nation with the Women in Computer Science Associations, the Society of Women in Engineering, the Society of Latinx Engineers, and the Society of Black Engineers. We joined with BreakLine to help support hiring military veterans. Our goal is to find and recruit the best talent in the world.
As of April 30, 2021, we had 574 full-time employees, with 482 based in the United States and 92 in our international locations.
Our Culture of High Performance
We are dedicated to achieving our mission to accelerate digital transformation of organizations globally by enabling the deployment of Enterprise AI at scale. Our people are domain experts in their respective fields. We are individuals with exceptional education and professional backgrounds. We are uncompromising in the quality of our work product. We build relationships with our customers grounded upon the highest levels of business ethics and professionalism, with a laser focus on customer success. We execute with precision.
Recognized Enterprise AI Industry Leadership
We are broadly recognized as a leader in Enterprise AI with many other industry recognitions, including CNBC Disruptor 50 (2020, 2019, 2018), BloombergNEF Pioneer (2020), Forbes Cloud 100 (2020, 2019, 2018, 2017), Deloitte Technology Fast 500 (2019), and EY Entrepreneur of the Year (2018, 2017) and have been named a leader by Forrester Wave: Industrial IoT Software Platforms (2019, 2018).
Sustainable Competitive Advantage: C3 AI Model-Driven Architecture
Our core technology, the C3 AI Suite, is a cohesive family of integrated software services developed over a decade, engineered with a proprietary model-driven architecture, that provides all the software services and microservices necessary and sufficient to rapidly develop and deploy Enterprise AI applications.

AI applications developed with the C3 AI Suite can leverage any open source software solutions and all of the cloud services of AWS, Azure, Google Cloud, and can operate on any of these cloud platforms, on-premises, or in a hybrid cloud.
Compared to the structured programming approach that most organizations typically attempt, our model-driven architecture with declarative programming speeds development by a factor of 26, while reducing the amount of code that must be written by up to 99%.
The big data and application demands of enterprise-scale AI applications require numerous underlying interdependent elements. These include enterprise data, extraprise data, sensor data, data persistence services, data streaming services, messaging services, analytics services, machine-learning services, security services, data visualization, application development services, application monitoring services, and scores to hundreds more. With a traditional structured programming approach, developers spend significant time and effort to write extensive code to define, manage, connect, and control each element. This often results in overwhelming complexity and highly brittle applications that can break any time an underlying element is changed or updated— we believe this is a primary reason why the vast majority of AI efforts have not been deployed into production at enterprise scale.
By contrast, our model-driven architecture provides an “abstraction layer,” that allows our partners and our customers, as well as our internal C3 AI developers, to build or customize Enterprise AI applications by using conceptual models of all the elements an application requires, instead of writing lengthy code. C3 AI provides a library of tens of thousands of prebuilt conceptual models, growing by more than 4,000 per year, that can be easily modified and extended, and developers can efficiently create their own models as well. These prebuilt, extensible models encompass a vast range of business objects (customer, order, contract, etc.), physical systems and subsystems (engine, boiler, chiller, compressor, etc.), computing resources and services (database, stream processing, etc.)—virtually anything an application requires can be represented as a model in our model-driven architecture. To ensure ongoing operability of our thousands of prebuilt and extensible models on different underlying infrastructure (e.g., AWS, Azure, etc.), our automated testing continuously executes approximately 60,000 tests and security scans with each change or update we make to our software or infrastructure.
Leveraging this model-driven architecture, application developers and data scientists can focus on delivering immediate value, without the need to manage the complex interdependencies of the underlying elements. These conceptual models can be reused by many applications, thereby accelerating development of new applications.
Compared to traditional structured programming, our model-driven architecture and declarative programming shorten time to value and reduce total cost of ownership by:
•Enabling developers to build Enterprise AI applications 26 times faster and with up to 99% less code than with other technologies, by using conceptual models (including tens of thousands of C3 AI’s prebuilt models).
•Reducing the resources required to build Enterprise AI applications.
•Making developers more productive by allowing them to ramp quickly on new application projects, through reuse of models across applications and reduced coding requirements.
•Decreasing application operating and maintenance requirements.
•Accelerating the ability to enhance applications with new features.
We believe our model-driven architecture and declarative programming approach provides significant competitive advantage both by enabling our customers and partners to successfully develop and deploy Enterprise AI applications faster, and by providing the foundation for C3 AI to rapidly extend our portfolio of cross-industry and industry-specific applications.
Strategic Competitive IP Advantage
We enjoy a rich patent portfolio that is a substantial competitive advantage, both offensive and defensive, in the Enterprise AI market—most notably, our most recently issued U.S. patents (No. 10,817,530 and No. 10,824,634) which were granted for systems, methods, and devices for an enterprise AI and internet-of-things platform.

Our patent portfolio covers the key capabilities of our model-driven architecture that are the foundation of our highly differentiated technology. This includes methods, systems, and devices for data aggregation and unification, times-series data processing, data abstraction, machine learning implementation, and much more.
As of April 30, 2021, our technology is protected by a broad patent portfolio, with eight issued patents in the United States, five issued patents in a number of international jurisdictions, 14 patent applications in the United States (including 1 allowed application and 3 provisional applications), and 32 patent applications pending internationally (including 2 allowed applications). Our issued patents expire between February 23, 2033 and July 30, 2039. We continually review our development efforts to assess the existence and patentability of new intellectual property.
Intellectual property is important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how, and brand. Although we rely on intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position. See the section titled “Risk Factors—Risks Related to Our Intellectual Property” in Part I, Item 1A in this Annual Report on Form 10-K for a discussion of the risks associated with our intellectual property.
Our Secret Sauce: The C3 AI Model-Driven Architecture
Over the last four decades, the information technology industry has grown from about $120 billion globally in 1980 to more than $2 trillion today. During this time, the IT industry has experienced the transition from mainframe computing to minicomputers, to personal computing, to internet computing, and to handheld computing. The software industry has transitioned from custom applications based on mainframe standards such as MVS, VSAM, and ISAM, to applications developed on a relational database foundation, to enterprise application software, to SaaS and mobile apps, and now to the AI-enabled enterprise. The internet and the iPhone changed everything.
Each of these transitions represented a replacement market for its predecessor. Each delivered dramatic benefits in productivity. Each offered organizations the opportunity to gain competitive advantage. Companies that failed to take advantage of each new generation of technology ceased to be competitive. Today it is unimaginable that a major global corporation would try to close its books without an enterprise resource planning system or run its business solely on mainframe computers.
The IT industry is now undergoing another major transition. A new generation of 21st century technologies—including elastic cloud computing, the IoT, and AI—is driving digital transformation across industry, commerce, and government globally. Digital transformation presents a number of unique requirements that create the need for an entirely new software technology stack. The requirements are daunting.
Enterprise AI applications require a new digital transformation software stack. The traditional approach to developing AI and IoT enterprise software—i.e., using structured programming to build applications by assembling and integrating various open source components and cloud services—can be slow, costly, and ineffective. Based on experience and expertise, we believe that Enterprise-scale AI and IoT applications generally share a set of demanding requirements as described in greater detail below.
Requirements of the Model-Driven Architecture
To develop an effective Enterprise AI application, it is necessary to aggregate data from a variety of enterprise information systems, suppliers, distributors, markets, products in customer use, and sensor networks, in order to provide a view of the extended enterprise.
Today’s data velocities are dramatic, requiring the ability to ingest and aggregate data from hundreds of millions of endpoints at very high frequency, sometimes exceeding 1,000 Hz cycles. The data need to be processed at the rate they arrive, in a highly secure and resilient system that addresses persistence, event processing, machine learning, and visualization. This requires massively horizontally scalable elastic distributed processing capability offered only by modern cloud platforms and supercomputer systems.

The resultant data persistence requirements are staggering. These data sets rapidly aggregate into hundreds of petabytes, even exabytes. Each data type needs to be stored in an appropriate database capable of handling these volumes at high frequency. Relational databases, key-value stores, graph databases, distributed file systems, and blobs are all important to organizing and linking data across these divergent technologies.
Reference Enterprise AI Software Platform
The problems that have to be addressed to enable today’s Enterprise AI and IoT applications are nontrivial. Massively parallel elastic computing and storage capacity are prerequisite. These services are provided today at increasingly low cost by AWS, Azure, and others. The elastic cloud is a major breakthrough that has dramatically transformed modern computing. In addition to the cloud, multiple data services are necessary to develop, provision, and operate Enterprise AI and IoT applications.
The array of capabilities and services necessary for building and operating Enterprise AI and IoT applications at scale represents a development problem on the order of magnitude of a relatively simple enterprise software application such as CRM. This is not a trivial problem. Consider just a few of these requirements.
•Data Integration. This problem has haunted the computing industry for decades. Prerequisite to machine learning and AI at industrial scale is the availability of a unified, federated image of all the data contained in the multitude of (1) enterprise information systems—ERP, CRM, SCADA, HR, MRP—typically thousands of systems in each large enterprise; (2) sensor IoT networks—SIM chips, smart meters, programmable logic arrays, machine telemetry, bioinformatics; and (3) relevant extraprise data—weather, terrain, satellite imagery, social media, biometrics, trade data, pricing, market data, etc.
•Data Persistence. The data aggregated and processed includes every type of structured and unstructured data imaginable. Personally identifiable information, census data, images, text, video, telemetry, voice, network topologies. There is no “one size fits all” database that is optimized for all of these data types. This results in the need for a multiplicity of database technologies including but not limited to relational, NoSQL, key-value stores, distributed file systems, graph databases, and blobs.
•Platform Services. A myriad of sophisticated platform services are necessary for any Enterprise AI or IoT application. Examples include access control, data encryption in motion, encryption at rest, ETL, queuing, pipeline management, autoscaling, multitenancy, authentication, authorization, cybersecurity, time-series services, normalization, data privacy, GDPR privacy compliance, NERC-CIP compliance, and SOC2 compliance.
•Analytics Processing. The volumes and velocity of data acquisition in such systems are blinding and the types of data and analytics requirements are highly divergent, requiring a range of analytics processing services. These include continuous analytics processing, MapReduce, batch processing, stream processing, and recursive processing.
•Machine Learning Services. The whole point of these systems is to enable data scientists to develop and deploy machine learning models. There is a range of tools necessary to enable that, including Jupyter Notebooks, Python, DIGITS, R, and Scala. Increasingly important is an extensible curation of machine learning libraries such as TensorFlow, Caffe, Torch, Amazon Machine Learning, and AzureML. An effective AI and IoT platform needs to support them all.
•Data Visualization Tools. Any viable AI architecture needs to enable a rich and varied set of data visualization tools including Excel, Tableau, Qlik, Spotfire, Oracle BI, Business Objects, Domo, Alteryx, and others.
•Developer Tools and UI Frameworks. An organization’s IT development and data science teams each have adopted and become comfortable with a set of application development frameworks and user interface development tools. An AI and IoT platform must support all of these tools—including, for example, the Eclipse IDE, VI, Visual Studio, React, Angular, R Studio, and Jupyter—or it will be rejected as unusable by the IT development teams.
•Open, Extensible, Future-Proof. The current pace of software and algorithm innovation is accelerating. The techniques used today will likely be obsolete in five to 10 years. An AI and IoT platform architecture must therefore provide the capability to replace any components with their next-generation improvements. Moreover, the platform must enable the incorporation of any new open source or proprietary software innovations without adversely affecting the functionality or performance of an organization’s existing applications. This is a level-zero requirement.

To meet this extensive set of requirements, C3 AI has spent the last decade and invested nearly $800 million researching and refining these requirements, and in developing and enhancing the C3 AI Suite to address these requirements. The C3 AI Suite has been refined, tested, and proven in some of the most demanding industries and production environments—electric utilities, manufacturing, oil and gas, and defense—comprising petabyte-scale datasets from thousands of vastly disparate source systems, massive volumes of high-frequency time series data from millions of devices, and hundreds of thousands of machine learning models.
Awash in “AI Platforms”
Industry analysts estimate that organizations will invest $170 billion annually in digital transformation software by 2024. According to a leading consulting firm, companies will generate $13 trillion annually in added value from the use of these new technologies. This is the fastest-growing enterprise software market in history and represents an entire replacement market for enterprise application software.
Today the market is awash in “AI Platforms” that purport to be solutions sufficient to design, develop, provision, and operate Enterprise AI applications, including Cassandra, Cloudera, DataStax, AWS IoT, and Hadoop. AWS, Azure, and Google, each of which offer an elastic cloud computing platform. In addition, each offers an increasingly innovative library of microservices that can be used for data aggregation, ETL, queuing, data streaming, MapReduce, continuous analytics processing, machine learning services, data visualization, etc. They all appear to do the same thing and they all appear to provide a complete Enterprise AI platform. While these products are useful, we believe that none offers the scope of utility necessary and sufficient to develop and operate an Enterprise AI or IoT application.
Consider Cassandra, for example. It is a key-value data store, a special-purpose database that is particularly useful for storing and retrieving longitudinal data, like telemetry. For that purpose, it is an effective product. But that functionality represents only a small fraction of the required solution. Likewise, HDFS is a distributed file system, useful for storing unstructured data. TensorFlow, a set of math libraries published by Google, is useful in enabling certain types of machine learning models. AWS IoT is a utility for gathering data from machine-readable IoT sensors. The point is: these utilities are all useful, but we believe none is sufficient by itself. Each addresses only a part of the problem required to develop and deploy an Enterprise AI or IoT application.
Moreover, our experience is that these utilities are written in different languages, with different computational models and potentially incompatible data structures, developed by programmers of varying levels of experience and training from a variety of sources, rather than being designed from the start to work together. In our experience, few, if any, were written to commercial programming standards necessary to meet the requirements of an enterprise-scale deployment. Many of these efforts have ultimately been contributed to the open source community, which includes a growing collection of hundreds of computer source code programs available for anyone to download, modify at will, and use at no cost, rather than being deployed as enterprise-scale commercial solutions.
“Do It Yourself” Enterprise AI?
Software innovation cycles follow a typical pattern. Early in the cycle, companies often take a “do it yourself” approach and try building the new technology themselves. In the 1980s, for example, when Oracle first introduced relational database management system, or RDBMS, software to the market, interest was high. RDBMS technology offered dramatic cost economies and productivity gains in application development and maintenance. We believe it proved an enabling technology for the next generation of enterprise applications that followed, including material requirements planning, or MRP, enterprise resource planning, or ERP, customer relationship management, or CRM, manufacturing automation, and others.
The early competitors in the RDBMS market included Oracle, IBM (DB2), Relational Technology (Ingres), and Sperry (Mapper). But the primary competitor to Oracle was not any of these companies. It was in many cases the CIO, who attempted to build the organization’s own RDBMS with IT personnel, offshore personnel, or the help of a systems integrator. When those efforts failed, the CIO was replaced and the organization installed a commercial RDBMS.
When enterprise applications including ERP and CRM were introduced to the market in the 1990s, the primary competitors included Oracle, SAP, and Siebel Systems. But in the early years of that innovation cycle, many CIOs attempted to develop these complex enterprise applications internally. Hundreds of person-years and hundreds of millions of dollars were spent on those projects. A few years later, a new CIO would install a working commercial system.

Some of the most technologically astute companies—including Hewlett-Packard, IBM, and Compaq—repeatedly failed at internally developed CRM projects. All ultimately became successful Siebel Systems CRM customers.
Just as happened with the introduction of RDBMS, ERP, and CRM software in prior innovation cycles, the initial reaction of many IT organizations is to try to internally develop a general-purpose Enterprise AI and IoT platform, using open source software with a combination of microservices from cloud providers like AWS and Google. The process starts by taking some subset of myriad proprietary and open source solutions and organizing them into a platform architecture.
The next step is to assemble hundreds to thousands of programmers, frequently distributed around the world, using structured programming and application programming interfaces, or APIs, to attempt to stitch these various programs, data sources, sensors, machine learning models, development tools, and user interface paradigms together into a unified, functional, seamless whole that will enable the organization to excel at designing, developing, provisioning, and deploying numerous enterprise scale AI and IoT applications.
The complexity of such a system is much greater than developing a CRM or ERP system. There are a number of problems with this approach:
•Complexity. Using structured programming, the number of software API connections that one needs to establish, harden, test, and verify for a complex system can, in our estimation, approach the order of 1013. The developers of the system need to individually and collectively grasp that level of complexity to get it to work. We believe the number of programmers capable of dealing with that level of complexity is quite small.
Aside from the platform developers, the application developers and data scientists also need to understand the complexity of the architecture and all the underlying data and process dependencies in order to develop any application.
•Brittleness. Spaghetti-code applications of this nature are highly dependent upon each and every component working properly. If one developer introduces a bug into any one of the open source components, all applications developed with that platform may cease to function.
•Future Proof. As new libraries, faster databases, and new machine learning techniques become available, those new utilities need to be available within the platform. Consequently, every application that was built on the platform will likely need to be reprogrammed in order to function correctly. This may take months to years.
•Data Integration. An integrated, federated common object data model is absolutely necessary for this application domain. Using this type of structured programming, API-driven architecture may require hundreds of person-years to develop an integrated data model for any large corporation. This is the primary reason why tens to hundreds of millions of dollars are spent, and several years later, no applications are deployed. The Fortune 500 is littered with such disaster stories.
The Gordian Knot of Structured Programming
Structured programming is a technique introduced in the mid-1960s to simplify code development, testing, and maintenance. Prior to structured programming, software was written in large monolithic tomes replete with APIs and “go-to” statements. The resultant product might consist of millions of lines of code with thousands of such APIs and go-to statements that were difficult to develop, understand, debug, and maintain.
The essential idea of structured programming was to break the code into a relatively simple “main routine” and then use something called an application programming interface to call subroutines that were designed to be modular and reusable. Example subroutines might provide services like complete a ballistics calculation, or a fast Fourier transform, a linear regression, an average, a sum, or a mean. Structured programming remains the state of the art for many applications today, and has dramatically simplified the process of developing and maintaining computer code.
While this technique is appropriate for many classes of applications, it breaks down with the complexity and scale of the requirements for a modern Enterprise AI or IoT application, resulting in a Gordian knot.

Cloud Vendor Tools
An alternative to the open source cluster is to attempt to assemble the various services and microservices offered by the cloud providers into a working seamless and cohesive Enterprise AI and IoT platform. Leading vendors like AWS are developing increasingly useful services and microservices that in many cases replicate the functionality of the open source providers and in many cases provide new and unique functionality. The advantage of this approach over open source is that these products are developed, tested, and quality assured by highly professional enterprise engineering organizations. In addition, these services were generally designed and developed with the specific purpose that they would work together and interact in a common system. The same points hold true for Azure, Google, and IBM.
The problem with this approach is that because these systems lack a model-driven architecture like that of the C3 AI Suite, described in the following section, programmers still need to employ structured programming to stitch together the various services. This results in the same type of complexity previously described—many lines of spaghetti code and numerous interdependencies that create brittle applications that are difficult and costly to maintain.
The difference between using structured programming with cloud vendor services and using the model-driven architecture of the C3 AI Suite is dramatic. To demonstrate this stark difference, C3 AI commissioned a third-party consultancy to develop an AI predictive maintenance application designed to run on the AWS cloud platform. The consultancy—a Premier AWS Consulting Partner, with significant experience developing enterprise applications on AWS for Fortune 2000 customers—was asked to develop the application using two different approaches: the C3 AI Suite and structured programming.
The time to develop and deploy this application was approximately 120 person-days at a cost in 2019 dollars of approximately $458,000. The effort required writing 16,000 lines of custom code that must be maintained over the life of the application. The resulting application runs only on AWS. To run this application on Google, it may have to be completely rebuilt for each of those platforms at a similar cost, time, and coding effort.
By contrast, using the C3 AI Suite with its modern model-driven architecture, the same application, employing the same AWS services, was developed and tested in five person-days at a cost of approximately $19,000. Only 14 lines of code were generated, dramatically decreasing the lifetime cost of maintenance. Moreover, the application will run on any cloud platform without modification, eliminating any additional effort and cost of refactoring the application if moving it to a different cloud vendor.
C3 AI Suite: Model-Driven Architecture
The notion of a model-driven architecture was developed at the beginning of the 21st century in response to the growing complexity of enterprise application development requirements. Model-driven architecture provides the knife to cut the Gordian knot of structured programming for highly complex problems. The C3 AI Suite is designed and built with a model-driven architecture.
Central to a model-driven architecture is the concept of a “model” that serves as an abstraction layer to simplify the programming problem. Using models, the programmer or application developer does not have to be concerned with all the data types, data interconnections, and processes that act on the data associated with any given entity, e.g., customer, tractor, doctor, or fuel type. He or she simply needs to address the model for any given entity—e.g., customer—and all the underlying data, data interrelationships, pointers, APIs, associations, connections, and processes associated with or used to manipulate those data are abstracted in the model itself.
Using the C3 AI Suite and its model-driven architecture, virtually anything can be represented as a model—even, for example, applications, including databases, natural language processing engines, and image recognition systems. Models also support a concept called inheritance. An AI application built with the C3 AI Suite might include a model called relational database, that in turn serves as a placeholder that might incorporate any relational database system like Oracle, Postgres, Aurora, Spanner, or SQL Server. A key-value store model might contain Cassandra, HBase, Cosmos DB, or DynamoDB.
C3 AI Reduces Complexity, Simplifies Development
With its model-driven architecture, the C3 AI Suite provides an abstraction layer and semantics to represent the application. This frees the programmer from having to worry about data mapping, API syntax, and the mechanics of myriad computational processes such as ETL, queuing, pipeline management, encryption, etc.

The optimal design for an object model to address Enterprise AI and IoT applications uses abstract models as placeholders to which a programmer can link an appropriate application. The relational database model might link to Postgres. A report writer model might link to MicroStrategy. A data visualization model might link to Tableau. And so on. A powerful feature of a model-driven architecture is that as new open source or proprietary solutions become available, the object model library can simply be extended to incorporate that new feature.
Another important capability of the C3 AI Suite enabled by its model-driven architecture is that the applications developed on the platform are future-proofed: due to the modular nature of the model-driven architecture, new, upgraded, or enhanced services can be easily integrated with the C3 AI Suite. Suppose, for example, that an organization developed all its applications initially using Oracle as the relational database and then later decided to switch to an alternate RDBMS. The only modification required is to change the link in the RDBMS meta-model to point to the new RDBMS. All the applications deployed previously using Oracle as the RDBMS will continue to run without modification after that replacement. This enables organizations to immediately and easily take advantage of new and improved product offerings as they become available.
Platform Independence: Multi-Cloud and Polyglot Cloud Deployment
The rate of cloud computing adoption in recent years has been dramatic and continues to accelerate. As recently as 2011, the message delivered by chief executive officers and corporate leadership worldwide was clear: “Our data will never reside in the public cloud.” The message today is equally clear: “We have a cloud-first strategy. All new applications are being deployed in the cloud. Existing applications will be migrating to the cloud. But understand, we have a multi-cloud strategy.”
This 180-degree turn at global scale in the span of a few years is remarkable. But while corporate leaders are eagerly embracing the cloud, they are also very concerned about cloud vendor lock-in. They want to be able to continually negotiate. They want to deploy different applications in clouds from different vendors, and they want to be free to move applications from one cloud vendor to another.
Multi-cloud deployment is therefore an additional requirement of a modern model-driven software platform that is fully supported by the C3 AI Suite. Applications developed with the C3 AI Suite can run without modification on any cloud and on bare metal behind the firewall in a hybrid cloud environment.
A final requirement for the new AI technology stack—that the C3 AI Suite delivers—is polyglot cloud deployment capability: the ability to mix various services from multiple cloud providers and to easily swap and replace those services. The cloud vendors provide the market a great service by enabling instant access to virtually unlimited horizontally scalable computing capacity and effectively infinite storage capacity at exceptionally low cost. As the cloud vendors aggressively compete with one another on price, the cost of cloud computing and storage is consistently decreasing.
A second important service cloud vendors provide is rapid innovation of microservices. Microservices like TensorFlow from Google accelerate machine learning. Amazon Forecast facilitates deep learning for time-series data. Azure Stream Analytics integrates with Azure IoT Hub and Azure IoT Suite to enable powerful real-time analytics of IoT sensor data. It seems not a week goes by without another announcement of yet another useful microservice from AWS, Azure, and Google.
C3 AI Suite: A Tested, Proven, and Patented AI Suite
The model-driven approach to developing Enterprise AI and IoT applications using the C3 AI Suite has been tested and proven in dozens of large-scale, real-world deployments at some of the world’s largest organizations.
The C3 AI Suite provides a powerful platform enabling these and other leading organizations to develop and operate Enterprise AI and IoT applications at scale, with a fraction of the effort and resources required by other approaches. Applications built with the C3 AI Suite are flexible, easily upgraded, and can be ported across different cloud platforms with little or no modification, providing a solution that future-proofs customers’ investment in Enterprise AI and IoT application development.
Competition
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
Our primary competition is largely do-it-yourself, custom-developed, company-specific AI platforms and applications developed by internal IT organizations. Such efforts usually involve the integration of internally developed tools, open source solutions, and point solutions offered by independent software vendors, and/or components offered in the AWS, Azure, or Google cloud platforms. Frequently these efforts will be managed as professional service projects by organizations like Accenture or Lockheed Martin. These tend to be very costly and time-consuming software engineering projects, often fail, and, if at all successful, usually require many years to realize economic return. Most of our customers have tried and failed at one or more such bespoke development efforts, sometimes at great expense, before turning to C3 AI for their AI solution.
We are unaware of any end-to-end Enterprise AI development platforms that are directly competitive with the C3 AI Suite. The commercial product offerings that were formerly positioned as functionally equivalent to C3 AI were GE Predix and IBM Watson, both multi-billion dollar software engineering efforts backed by massive promotional campaigns; however, we do not encounter them in competitive situations.
Sales Alliances
Strategic partnerships are core to our growth strategy with market-leading companies offering highly leveraged distribution channels to various markets. Examples of these partnerships are listed below:
•Baker Hughes: Oil, Gas, and Chemicals. In 2019, we a formed a strategic alliance with Baker Hughes, a $24 billion oil and gas services company. Under the terms of this alliance, Baker Hughes has standardized on C3 AI for all internal use AI applications. In addition, we are jointly marketing and selling a range of Enterprise AI solutions to address the entire value of upstream, mid-stream, and downstream activity under the BHC3.ai brand to oil and gas companies globally with the active engagement of Baker Hughes, which has a 12,000-person sales organization.
•FIS: Financial Services. In September 2020, we entered into a strategic alliance with FIS, a $10.3 billion technology provider to the global financial services industry whose systems process 75 billion transactions per year worth $9 trillion. This alliance brings together the extensive financial services domain expertise of FIS with C3 AI’s Enterprise AI expertise to market and deploy the C3 AI Suite and C3 AI Applications, including C3 AI Anti-Money Laundering and C3 AI Securities Lending Optimization, into financial services businesses. FIS will also utilize the C3 AI Suite to develop AI applications.
•Infor: Manufacturing. In March 2021, we announced a wide-ranging strategic alliance with Infor, an ERP technology cloud leader. Infor plans to market, license, and deploy C3 AI prebuilt solutions to Infor customers under the Infor brand and to explore new solutions using the C3 AI Suite. Infor and C3 AI expect to leverage both companies’ existing digital portfolios to collaborate on new integrated enterprise AI applications that can support specific industry needs. The initial focus will be on predictive maintenance surrounding Internet of Things (IoT) systems with the goal of providing a more proactive and accurate maintenance strategy within Infor’s EAM (Enterprise Asset Management) solution.
•AWS, Intel, and Microsoft. In addition, we have announced global alliances with AWS, Intel, and Microsoft to jointly market, sell, and service our combined offerings across industry verticals.
In the majority of our sales opportunities we are aligned with one or more of our partners.

Thought Leadership
Our CEO, Tom Siebel, and our Chief Technology Officer, Ed Abbo, are recognized leaders in information technology, facilitating broad market validation by media, analysts, and industry groups. Their decades of technology leadership in enterprise software position them well to engage strategically with the executive leadership of leading corporations and government entities.
We have launched a communications strategy with the objective of establishing thought leadership in Enterprise AI and Digital Transformation. We believe our CEO’s bestselling book, Digital Transformation: Survive and Thrive in an Era of Mass Extinction, has contributed to this effort. Digital Transformation is soon to be released for publication in French, Chinese, Russian, and Korean.
We will continue to expand our thought leadership in Enterprise AI through ongoing publications, industry conferences, advertising, keynote speeches, media interviews, television appearances, blog posts, and contributed articles.
Growth Strategy
We are substantially investing in the expansion of our direct enterprise sales and service organization both geographically and across vertical markets to expand the use of C3 AI solutions within existing customers and establish new customer relationships.
We are growing a middle market sales organization to address the needs of divisions of large organizations in addition to small and medium businesses.
We will expand our leveraged distribution channel with additional distribution partners.
We will continue to develop high volume distribution channels including digital marketing, telesales, and strategic distributors, particularly to address the needs of small and medium businesses.
We are bringing new product families to market, such as C3 AI CRM powered by Microsoft Dynamics 365 and Adobe Experience Cloud, that we believe will develop into substantial recurring revenue streams for C3 AI.
We expect to form additional strategic development and distribution agreements, like those we have in place with Microsoft and Baker Hughes, that we expect will provide us highly leveraged access to other vertical and horizontal markets.
We continue to invest heavily in research and development to maintain technology leadership. Our product roadmap includes a wide range of new functions and products to be released in the coming years that we expect to contribute to revenue growth with both new and existing customers.
University Relations: C3.ai Digital Transformation Institute
Established in February 2020, the C3.ai Digital Transformation Institute, or C3.ai DTI, is a research consortium dedicated to accelerating the benefits of artificial intelligence for business, government, and society. C3.ai DTI engages the world’s leading scientists to conduct research and train practitioners in the new Science of Digital Transformation, which operates at the intersection of artificial intelligence, machine learning, cloud computing, internet of things, big data analytics, organizational behavior, public policy, and ethics.
The nine C3.ai DTI consortium member universities and laboratories are: University of Illinois at Urbana-Champaign, or UIUC, University of California, Berkeley, Carnegie Mellon University, Lawrence Berkeley National Laboratory, Massachusetts Institute of Technology, National Center for Supercomputing Applications, or NCSA, at UIUC, Princeton University, Stanford University, and the University of Chicago. Industry partners include C3 AI and Microsoft. To support C3.ai DTI, C3 AI is providing C3.ai DTI $57,250,000 in cash contributions over the first five years of operation. C3 AI and Microsoft will contribute an additional in-kind support, including use of the C3 AI Suite and Azure computing, storage, and technical resources to support C3.ai DTI research.
The goal of C3.ai DTI is to develop the field of Digital Transformation Science by leveraging laboratory and research facilities at UC Berkeley, UIUC, and consortium institutions. C3.ai DTI forms dynamic teams of the world's best researchers to interact with faculty and students to advance AI techniques for industrial, commercial, and public sector applications. At the heart of C3.ai DTI is a constant flow of new ideas and expertise provided by ongoing research, visiting scholars and research scientists, and educational programs. This rich ecosystem focuses on addressing some of the complex issues inherent in the digital transformation of society and developing the new Science of Digital Transformation. C3.ai DTI focuses research on the intersection of artificial intelligence, machine learning, internet of things, cloud computing, big data analytics, organizational behavior, public policy, and ethics.
Specifically, C3.ai DTI supports the development of machine learning algorithms, data security, and cybersecurity techniques to address and advance solutions related to predictive analytics, resilient operation under faults and cyberattack, and assured system security. C3.ai DTI research is engaged in analyzing new business operation models, developing methods for organizational change management, developing advanced methods of protecting privacy, and advancing dialog related to the ethical implications of AI. Central to C3.ai DTI’s research is the development and validation of algorithms and designs that can dramatically affect societal systems.
In addition to contributing to the public good, C3.ai DTI exposes the capabilities of our AI Suite and AI Applications to potentially thousands of researchers, undergraduates, and graduate students at these world-renowned institutions. This helps to further build the community of C3 AI users and to establish C3 AI as the standard for developing and deploying large-scale Enterprise AI applications to solve the world’s hardest problems.
C3.ai DTI Research Award Program
Through a Call for Research Proposals managed by UC Berkeley and UIUC, C3.ai DTI annually awards up to 26 grants, ranging from $100,000 to $500,000 and for 12 months in duration. In addition to the grants, C3.ai DTI provides recipients with significant cloud computing, supercomputing, data, and software resources. This includes unlimited use of the C3 AI Suite, free access to Azure, and access to the NCSA Blue Waters supercomputer at UIUC and the NERSC Perlmutter supercomputer at Lawrence Berkeley National Laboratory. Multidisciplinary and multi-institution projects are favored. Recipients are encouraged to conduct breakthrough research and to pursue and establish larger research projects with federal and other funding sources. Award recipients disseminate the results of their research during the award period, and all research results, methods, and algorithms, including algorithms and software from their research, are made available in the public domain (non-exclusive, royalty-free).
C3.ai DTI has initially funded 26 research projects to develop new AI techniques to address the challenges of the COVID-19 pandemic.
C3.ai DTI Visiting Scholars Program
C3.ai DTI Visiting Scholars participate in scholarly activities to promote the Science of Digital Transformation, including conducting research, organizing workshops, and developing curricula. All research results and curriculum development, including methods, algorithms, and software resulting from the collaborative research conducted by C3.ai DTI Visiting Scholars are made freely available in the public domain.
C3.ai DTI Data Analytics Platform
C3.ai DTI hosts an elastic cloud, big data, development, and operating platform, including the C3 AI Suite hosted in an Azure instance, for the purpose of supporting C3.ai DTI research, curriculum development, and classwork. In addition, UC Berkeley and UIUC provide additional cloud computing and storage resources as well as use of the National Energy Research Supercomputer NERSC-9 Perlmutter at Lawrence Berkeley National Laboratory and the NCSA Blue Waters at UIUC. These resources are available to award recipients to conduct research on the development of machine learning algorithms, data security techniques, and cybersecurity methodologies related specifically to AI and IoT. The AI/ML and data analytics platform will also serve as an instructional and research platform for Digital Transformation Science courses.
Government Regulation
Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods. For more information on the potential impacts of government regulations affecting our business, see the section titled “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.
Available Information
Our website address is located at www.c3.ai, and our investor relations website is located at ir.c3.ai. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our investor relations website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings with the SEC are also available on the SEC’s website located at www.sec.gov.
We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, our website (c3.ai) and the investor relations section of our website (ir.c3.ai). We use these channels to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Further, corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters, is also available on our investor relations website.
The content of or accessible through our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, C3 AI Suite, C3 AI Applications, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
We derive a significant portion of our revenue from a limited number of existing customers. Our top two market partners, each of which has an enterprise agreement with us that may encompass multiple customers, together accounted for 31% and 36% of our revenue for the fiscal years ended April 30, 2021 and 2020, respectively. Further, these partners have been with us for an average of 3.9 years. Each of Baker Hughes Company, or Baker Hughes, and Engie accounted for greater than 10% of our revenue for fiscal years ended April 30, 2021 and 2020. In June 2016, we entered into a master license and services agreement with Engie whereby Engie partners with us to support their digital transformation with a non-exclusive, worldwide license to our C3 AI Suite and certain C3 AI Applications. This arrangement was revised in June 2019 to extend the term by an additional three years for a total of six years. Our master license and services agreement with Engie is terminable by either party upon 30 days’ written notice if the other party materially breaches the agreement or applicable order form and does not cure such breach prior to the end of that 30 day period, and under certain circumstances in connection with a change of control of either party. In April 2019, we entered into a professional services agreement with Engie pursuant to which we develop a customized application for Engie on our C3 AI Suite. This arrangement has a three year term and permits Engie to terminate the contract at the start of the third year subject to a wind down fee of approximately €2.5 million payable by Engie. In October 2020, we entered into a professional services agreement with Engie pursuant to which we develop another customized application for Engie on our C3 AI Suite. This arrangement has a five year term and permits Engie to terminate the contract after the 20th month. Certain of our customers, including customers that, at the time, represented a significant portion of our business, have in the past reduced their spend with us or decided to not renew their subscriptions with us, which has reduced our anticipated future payments or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our C3 AI Suite and C3 AI Applications. In addition, our average total subscription contract value is decreasing, and we expect it to continue to decrease as we expand our customer base beyond a small number of large customers to a larger number of smaller customers.
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
In addition, our future success depends on our ability to sell additional subscriptions for our C3 AI Suite and C3 AI Applications to our existing customers, and our customers renewing their subscriptions when the contract term expires. Our commercial customers typically purchase three-year subscriptions which generally do not provide for a right to terminate the subscription for convenience. Our customers generally have no contractual obligation to renew, upgrade, or expand their subscriptions after the terms of their existing subscriptions expire. In addition, our customers may opt to decrease their usage of our C3 AI Suite and C3 AI Applications. Given our limited operating history, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and expansion commitments may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our C3 AI Suite, applications and our customer support, the frequency and severity of software and implementation errors or other reliability issues, the pricing of our subscriptions or competing solutions, changes in their IT budget, the effects of global economic conditions, and our customers’ financial circumstances, including their ability to maintain or expand their spending levels or continue their operations. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. If our customers do not purchase additional subscriptions or seats or increase their usage or our customers do not renew their subscriptions, our business, financial condition, and results of operations may be harmed.
We have limited historical experience with supporting or selling to smaller, non-enterprise customers. We intend to grow our customer base and further contribute to our overall growth by introducing product offerings with a lower entry price point, such as our no-code offering C3 AI Ex Machina. However, by broadening our customer base to include smaller or mid-size customers pursuant to C3 AI Ex Machina or similar offerings, we will be faced with risks that may not be present or that are present to a lesser extent with respect to sales to large organizations. For example, purchases of our C3 AI Ex Machina offering do not typically require the customer to sign a three-year subscription. Because of our limited experience in supporting or selling to smaller, non-enterprise customers, we may be unsuccessful in our efforts to get future smaller customers to renew or expand their subscriptions to our offerings. If such customers do not renew their agreements or renew on less favorable terms or for less usage, our revenue may grow more slowly than expected or decline, and our business, financial condition, and results of operations may be harmed.
Achieving renewal or expansion of usage and subscriptions may require us to engage increasingly in sophisticated and costly sales and support efforts that may not result in additional sales. In addition, the rate at which our customers expand the deployment of our C3 AI Suite and C3 AI Applications depends on a number of factors. If our efforts to expand our relationships with our customers are not successful, our business, financial condition, and results of operations may be harmed.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $55.7 million and $69.4 million for the fiscal years ended April 30, 2021 and 2020, respectively, and expect to continue to incur net losses for the foreseeable future. As a result, we had an accumulated deficit of $349.3 million as of April 30, 2021. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Suite and C3 AI Applications, and continue to develop our C3 AI Suite and C3 AI Applications. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Suite and C3 AI Applications and business, including:
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
Individual sales tend to be large as a proportion of our overall sales, which impacts our ability to plan and manage cash flows and margins. These large individual sales have, in some cases, occurred in quarters or years subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected. In addition, within each quarter or year, it is difficult to project which month a deal will close. Therefore, it is difficult to determine whether we are achieving our quarterly or annual expectations until near the end of the applicable quarter or year. Most of our expenses are relatively fixed or require time to adjust. Therefore, if expectations for our business are not accurate, we may not be able to adjust our cost structure on a timely basis, and our margins and cash flows may differ from expectations.
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
As the markets for our subscriptions grow, as new competitors introduce new products or services that compete with ours, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing model as we have historically used. Regardless of pricing model used, large customers may demand higher price discounts than in the past. As a result, we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
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
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operates as the exclusive channel partner and reseller of our C3 AI Suite and C3 AI Applications in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was revised in June 2020 to extend the term by an additional two years for a total of five years, with an expiration date in the fiscal year ending April 30, 2024. We also have strategic relationships with AWS, FIS, Google, Microsoft, Raytheon and Infor.
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
Moreover, even if we introduce new C3 AI Suite capabilities and C3 AI Applications, we may experience a decline in revenue from sales of our existing C3 AI Suite and C3 AI Applications that is not offset by revenue from the new C3 AI Suite capabilities or applications. For example, customers may delay ordering subscriptions of new C3 AI Suite capabilities or applications to permit them to make a more thorough evaluation of the C3 AI Suite and C3 AI Applications or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to new C3 AI Suite and C3 AI Applications due to concerns regarding the complexity of migration and suite or application infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s AI platforms and applications rather than migrate to our new C3 AI Suite capabilities and applications. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
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
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder and CEO, Thomas M. Siebel, is critical to our overall management, sales strategy, culture, strategic direction, engineering, and operations. In addition, Mr. Siebel is a recognized leader in information technology and is critical to the continued development of our C3 AI Suite and C3 AI Applications. All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team could make it more difficult to execute our business strategy and, therefore, harm our business.
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
Identifying and recruiting qualified sales representatives and training them is time consuming and resource intensive, and they may not be fully trained and productive for a significant amount of time. Our C3 AI Suite and C3 AI Applications are complicated and, as such, our sales force and operations require significant time and investment for proper recruitment, onboarding, and training in order for our sales operations to be productive. In addition, as we enter into new markets, expand the capabilities of our C3 AI Suite and offer new C3 AI Applications, we may need to identify and recruit additional sales and marketing efforts specific to such strategic expansion. Our efforts to do so may be increasingly resource intensive, time consuming, and ultimately unsuccessful. We also dedicate significant resources to sales and marketing programs, including internet and other online advertising. All of these efforts require us to invest significant financial and other resources. In addition, the cost to acquire customers is high due to these marketing and sales efforts. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We will not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
Since our founding in 2009, we have experienced rapid growth. For example, our headcount has grown to 574 full-time employees as of April 30, 2021, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. Further growth of our operations to support our customer base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. Managing our growth will also require significant expenditures and allocation of valuable management resource, including the challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. Certain members of our management have not previously worked together for an extended period of time, and some do not have experience managing a public company, which may affect how they manage our growth.
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
Our annual and quarterly results and key metrics are likely to fluctuate significantly and may not fully reflect the underlying performance of our business.
Our annual and quarterly results of operations and key metrics may vary significantly in the future as they have in the past, particularly in light of our dependence on a limited number of high-value customer contracts, and period-to-period comparisons of our results of operations and key metrics may not be meaningful. Accordingly, the results of any one year or quarter should not be relied upon as an indication of future performance. Our results of operations and key metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in our annual or quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our annual or quarterly results of operations and key metrics include, without limitation, the risk factors listed elsewhere in this section and the factors listed below:
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
We recognize revenue from subscriptions to our C3 AI Suite and C3 AI Applications over the terms of these subscriptions, which is typically three years. As a result, a portion of the revenue we report in each year and each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during prior periods. Consequently, a decline in new or renewed subscriptions in any single year or quarter may only have a small impact on the revenue that we recognize for that period. However, such a decline will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs are expensed as incurred. As a result, growth in the number of new customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscriptions. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers that increase their use of our C3 AI Suite and C3 AI Applications must be recognized over the applicable subscription term. These risks are further exacerbated by our dependence on high-value customer contracts.

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
The COVID-19 pandemic had and could continue to have an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and our customers operate.
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The ultimate impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict. Actual and potential impacts include:
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
•in-person marketing events, including industry conferences, have been canceled, and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities; and
•our marketing, sales, professional services, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and conducting business virtually is unproven.
The impact of any of the foregoing, individually or collectively, could adversely affect our business, financial condition, and results of operations.

As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. As a result of global business disruption, the COVID-19 pandemic had a significant adverse impact on our conclusion of new and additional business agreements in 2020 and to date in 2021. While several nations and states have begun to relax restrictions imposed to control the spread of the virus, the COVID-19 pandemic may continue to pose challenges until the effects of the pandemic abate. The duration and extent of the COVID-19 pandemic will depend on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the emergence and spread of variants of the COVID-19 virus, and the effectiveness, acceptance, and availability of vaccines against the COVID-19 virus and its variants. The COVID-19 pandemic has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global IT spending and, despite the measures we have taken to limit or mitigate the impact, have had and could continue to have an adverse effect on the demand for our C3 AI Suite and C3 AI Applications, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2022 and future periods.
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
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share, which we collectively refer to as Process or Processing, customers’ proprietary and sensitive data potentially including personal information, confidential information, protected health information, and financial data necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.
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
The Schrems II decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual, or SCCs. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on the SCCs. As such, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law~~,~~; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may reduce demand from companies subject to European data protection laws
Further, the United Kingdom has exited the EU, with such exit referred to as “Brexit,” effective December 31, 2020. The GDPR’s data protection obligations continue to form part of the laws in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations), which potentially exposes us to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It remains unclear the extent to which the transfer of personal data from the EU to the United Kingdom will in the future continue to remain lawful under the GDPR. Pursuant to a post-Brexit agreement between the United Kingdom and the EU, the European Commission will continue to treat the United Kingdom as if it remained a member state of the EU in relation to transfers of personal data from the EEA to the United Kingdom, meaning such transfers may be made without a need for additional safeguards, for a transition period ending no later than June 30, 2021. This transition period will end earlier if the European Commission adopts an adequacy decision in respect of the United Kingdom or the United Kingdom amends certain UK data protection laws, or relevant aspects thereof, without the EU’s consent (unless those amendments are made simply to align those UK data protection laws with the EU’s data protection regime). To date, the European Commission has published draft decisions finding the United Kingdom to be adequate under the

GDPR, and the European Data Protection Board has published non-binding opinions on these drafts. The drafts must still be voted on by the governments of the EU member states and formally adopted by the European Commission. There is no set timeline for these actions, although the European Commission has said that it could make a formal adequacy determination in June 2021. If the European Commission does not adopt an adequacy decision with regard to personal data transfers to the United Kingdom before the expiration of the transition period for any reason, from that point onwards, the United Kingdom will be a “third country” under the GDPR and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the Standard Contractual Clauses). With substantial uncertainty over the interpretation and application of how United Kingdom will approach and address GDPR following the transition period, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with applicable Data Protection Laws or Data Protection Obligations may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us, as well as other Adverse Data Protection Impacts. Furthermore, the costs of compliance with, and other burdens imposed by, laws, regulations, and policies that are applicable to the businesses of our customers relating to privacy, data protection, data security, and other aspects of data Processing may limit the adoption and use of, and reduce the overall demand for, our C3 AI Suite and C3 AI Applications.
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
Our C3 AI Suite and C3 AI Applications process, store, and transmit our customers’ proprietary and sensitive data, potentially including personal information, protected health information, and financial data. Our C3 AI Suite and C3 AI Applications are built to be available on the infrastructure of third-party public cloud providers such as AWS, Azure, and Google Cloud Platform. We also use third-party service providers to help us deliver services to our customers. These vendors may store or Process personal information, protected health information, or other confidential information of our employees, our partners or our customers. We collect such information from individuals located both in the United States and abroad and may store or Process such information outside the country in which it was collected. While we and our third-party service providers have implemented a number of security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of our C3 AI Suite, our applications, our operational systems, physical facilities, or the systems of our third-party partners, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage.
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
We believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the objectives of the PPP of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. If, despite our good-faith belief that we satisfied all eligibility requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to civil, criminal, and administrative penalties, despite the fact that we elected not to use any of the PPP Loan proceeds and repaid the entire balance of the PPP Loan, including accrued interest. Any violations or alleged violations may result in adverse publicity and damage to our reputation, a review or audit by the SBA or other government entity, or claims under the False Claims Act. These events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations, and financial condition.

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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended April 30, 2021 and 2020, 25% and 20% of our revenue, respectively, and 9% and 9% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Governmental and highly regulated entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition, and results of operations. All these factors can add further risk to business conducted with these customers. If sales expected from a government entity or highly regulated organization for a particular period are not realized in that period or at all, our business, financial condition, results of operations, and growth prospects could be materially and adversely affected.
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
We have customers in more than 10 countries, and 35% of our revenue for the fiscal year ended April 30, 2021 was generated from customers outside of North America. As of April 30, 2021, we had nine international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Suite and C3 AI Applications in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI

Suite and C3 AI Applications may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, our third-party business partners or intermediaries, employees, representatives, contractors, and agents may take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
As of April 30, 2021, we had net operating loss carryforwards, or NOLs, for U.S. federal and state purposes of $308.3 million and $168.6 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2029. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the Governor of California signed into law the 2020 Budget Act which temporarily suspends the utilization of NOLs and limits the utilization of research credits to $5.0 million annually for 2020, 2021, and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
As of April 30, 2021, we had eight issued patents in the United States, five issued patents in a number of international jurisdictions, 14 patent applications in the United States (including one allowed application and three provisional applications), and 32 patent applications pending internationally (including two allowed applications). Our issued patents expire between February 23, 2033 and July 30, 2039. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Suite and C3 AI Applications. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Suite and C3 AI Applications, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Suite and C3 AI Applications. Any of these events would harm our business.
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
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, limiting your ability to influence corporate matters.
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of April 30, 2021, Mr. Siebel and related entities control the voting power of substantially all of the outstanding Class B common stock and will beneficially hold approximately 16.0% of our outstanding capital stock but control approximately 65.8% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. We believe we are eligible for, but do not intend to take advantage of, the “controlled company” exemption to the corporate governance rules for New York Stock Exchange-listed companies.
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
FTSE Russell and Standard & Poor’s do not allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, other stock indices may take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price and volume of our Class A common stock could be adversely affected.
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
Sales of a substantial number of shares of our Class A common stock and Class B common stock (after automatically converting to Class A common stock) in the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock.
In addition, as of April 30, 2021, there were 38,486,503 shares of Class A common stock subject to outstanding options under our Amended and Restated 2012 Equity Incentive Plan and 447,095 shares of Class A common stock subject to equity awards under our 2020 Equity Incentive Plan. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.
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
Our charter documents also contain other provisions that could have an anti-takeover effect, such as:
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our current principal executive office is located in Redwood City, California and, as of April 30, 2021, consists of approximately 84,377 square feet of space under a lease that expires in September 2022.
We lease 13 other offices around the world for our employees, including in Tysons, Virginia; New York City, New York; Chicago, Illinois; Houston, Texas; Brisbane, Australia; Sydney, Australia; Brussels, Belgium; Paris, France; Munich, Germany; Rome, Italy; Amsterdam, Netherlands; Singapore; and London, UK.
We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
For additional information on legal proceedings, refer to Note 7. Commitments and Contingencies—Legal Proceedings in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock is traded on The New York Stock Exchange (the “NYSE”) under the symbol “AI.” The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 50 votes. Class A and Class B common stock have a par value of $0.001 per share and are referred to as common stock throughout this Annual Report on Form 10-K, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of the following: (i) the date that is six months following the death or incapacity of Mr. Siebel; (ii) the date that is six months following the date that Mr. Siebel is no longer providing services to the Company as an officer, employee, director, or consultant; (iii) December 11, 2040, which is the twentieth anniversary of the completion of the IPO; or (iv) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock. Refer to Note 9. Stockholders’ Equity, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K for a discussion of our conversion of Class B common stock.
Holders of Record
As of May 28, 2021, there were 472 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements and other factors that our Board of Directors may deem relevant.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities Exchange Commission (“SEC”) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock since December 9, 2020 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the S&P 500 Index and the S&P 500 Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on December 9, 2020, and its relative performance is tracked through April 30, 2021. The initial public offering price of our Class A common stock, which had a closing stock price of $92.49 on December 9, 2020, was $42.00 per share.
The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
The graph assumes $100 was invested at a closing stock price of $92.49 on December 9, 2020, which was our initial trading date, of our Class A common stock. The initial public offering price of our Class A common stock was $42.00 per share.
12/9/2020
12/31/2020
1/29/2021
2/26/2021
3/31/2021
4/30/2021
C3.ai
S&P 500 Index
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities
During the fiscal year ended April 30, 2021, we issued to certain directors, officers, employees and consultants an aggregate of 14,414,563 shares of our common stock upon the exercise of options under our 2012 Incentive Plan at exercise prices ranging from $4.56 to $42.00 per share.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 39(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
On December 11, 2020, we completed our initial public offering, or IPO, in which we issued and sold 17,825,000 shares of our Class A common stock at $42.00 per share, which included 2,325,000 shares issued upon the exercise of the underwriters’ over-allotment option to purchase additional shares. We received net proceeds of $694.6 million after deducting underwriting discounts and other offering expenses. Immediately following completion of our IPO, we also completed a concurrent private placement immediately subsequent to the closing of the IPO, in which we issued and sold 2,380,952 and 1,190,476 shares of the Company’s Class A common stock at $42.00 per share to Spring Creek Capital LLC, an affiliate of Koch Industries, Inc., and Microsoft Corporation, respectively. We received aggregate proceeds of $150.0 million and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in these private placements. The sale of securities in these private placements were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.
Issuer Purchase of Equity Securities
During the three months ended April 30, 2021, there were no repurchases of our common stock made by us.

ITEM 6. SELECTED FINANCIAL DATA
Part II, Item 6 is no longer required as the Company has elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Statements" in this Annual Report on Form 10-K. You should review the disclosure under the heading "Risk Factors" under Part I, Item 1A in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this report to "C3.ai," “C3 AI,” the “Company”, "we," "our," "us," or similar terms refer to C3.ai, Inc. and its subsidiaries.
Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended April 30 and the associated quarters, months and periods of those fiscal years.
A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2021 compared to the fiscal year ended April 30, 2020 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2020 compared to the fiscal year ended April 30, 2019 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Final Prospectus dated December 8, 2020 filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) on December 9, 2020.
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
We have built an integrated family of software applications that enables our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications across any infrastructure. Customers can deploy C3 AI solutions on all major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide four primary families of software solutions:
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
•C3 AI CRM is a new family of fully AI-enabled, industry-specific CRM solutions that combine the CRM technology leadership and market reach of our partner ecosystem. The C3 AI CRM product family will include sales, marketing, and customer service functionality. The products will be available in vertical market-specific offerings specifically designed to meet the needs of industries such as financial services, healthcare, telecommunications, oil and gas, manufacturing, utilities, aerospace, automotive, public sector, defense, and intelligence.

Initial Public Offering and Concurrent Private Placements
In December 2020, we completed our initial public offering, or IPO, in which we issued and sold 17,825,000 shares of our Class A common stock at $42.00 per share, which included 2,325,000 shares issued upon the exercise of the underwriters’ over-allotment option to purchase additional shares. We received net proceeds of $694.6 million after deducting underwriting discounts and other offering expenses.
We also completed a concurrent private placement immediately subsequent to the closing of the IPO, in which we issued and sold 2,380,952 and 1,190,476 shares of our Class A common stock at $42.00 per share to Spring Creek Capital LLC, an affiliate of Koch Industries, Inc., and Microsoft Corporation, respectively. We refer to these sales as the Concurrent Private Placement. We received aggregate proceeds of $150.0 million and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in the Concurrent Private Placement.
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 86%, 86% and 85% of our total revenue in the fiscal years ended April 30, 2021, 2020 and 2019, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancelable and non-refundable.
We commonly enter into enterprise-wide agreements with entities that include multiple operating units or divisions. For the purpose of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we use the term customer to mean each distinct division, department, business unit, or group within an entity. As of April 30, 2021, we had 89 customers.
We generally invoice our customers annually in advance and primarily recognize revenue over the contract term on a ratable basis. In addition, customers typically pay a usage-based runtime fees for production use of the C3 AI Suite and C3 AI Applications, which is either paid in advance for specified levels of capacity or paid in arrears based on actual usage. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 Center of Excellence, or COE, which are included as part of the subscription when purchased.
We also generate revenue from professional services, which consist primarily of fees associated with our implementation services for new customer deployments of C3 AI Applications. Professional services revenue represented 14%, 14% and 15% for the fiscal years ended April 30, 2021, 2020 and 2019, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Suite administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue for our professional services over the period of delivery as services are performed.
We are growing rapidly, with total revenue of $183.2 million for the fiscal year ended April 30, 2021, representing a 17% increase compared to the prior fiscal year. Our subscription revenue grew to $157.4 million for the fiscal year ended April 30, 2021, representing a 16% increase compared to the prior fiscal year.
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
Acquiring new customers and expanding our business with our existing customers is the intent of our go-to-market effort and drivers of our growth. Making new and existing customers successful is critical to our long-term success. After we help our customers solve their initial use cases, they typically identify incremental opportunities within their operations and expand their use of our products by either purchasing additional C3 AI Applications or by subscribing to the C3 AI Suite to develop their own AI applications.
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
•Industry Partners. We have developed an alliance program to partner with recognized leaders in their respective industries, such as Baker Hughes, Fidelity National Information Services, or FIS, and Raytheon, to develop, market, and sell solutions that are natively built on or tightly integrated with the C3 AI Suite.
•Consulting and Services Partners. We partner with a number of systems integrators specializing in Enterprise AI implementations.
•Hyperscale Cloud and Infrastructure. We have formed global strategic go-to-market alliances with hyperscale cloud providers including Amazon, FIS, Google, and Microsoft. In addition, we have strategic alliances with leading hardware infrastructure providers to deliver our software optimized for their technology. These partners include Hewlett Packard Enterprise and Intel. These partners supply infrastructure solutions, data management and processing services, or hardware and networking devices (e.g., IoT gateways) to support C3.ai product implementations and complement C3 AI’s products.
•Independent Software Vendors. We partner with Independent Software Vendors, or ISV, who develop, market, and sell application solutions that are natively built on or tightly integrated with the C3 AI Suite.
Key Business Metric
We monitor remaining performance obligations, or RPO, as a key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Annual Report on Form 10-K. RPO was $293.8 million and $239.7 million as of April 30, 2021 and April 30, 2020, respectively. We may experience variations in our RPO from period to period, but RPO has generally increased over the long term as a result of contracts with new customers and increasing the value of contracts with existing customers. These increases are partially offset by revenue recognized on existing contracts during the period.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of April 30, 2021 is comprised of $75.2 million related to deferred revenue and $218.6 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2020 is comprised of $60.3 million related to deferred revenue and $179.4 million of commitments from non-cancellable contracts.
RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $51.3 million and $7.2 million as of April 30, 2021 and April 30, 2020, respectively.

Our total RPO as of April 30, 2021 and April 30, 2020 was comprised of approximately 94% and 96% non-federal contracts and 6% and 4% federal contracts, respectively.
Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors” Part I, Item 1A, that we must successfully address to sustain our growth, improve our results of operations, and establish and maintain profitability.
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
Grow Our Go-to-Market and Partnership Ecosystem
In addition to the activities of our field sales organization, our success in attracting new customers will depend on our ability to expand our ecosystem of strategic partners and the number of industry verticals that they serve. Our strategic go-to-market alliances vastly extend our reach globally. Some of our most notable partners include Baker Hughes, FIS, Infor, and Microsoft. Each strategic partner is a leader in its industry, with a substantial installed customer base and extensive marketing, sales, and services resources that we can leverage to engage and serve customers anywhere in the world. Using our C3 AI Suite as the development suite, we leverage our model-driven architecture to efficiently build new cross-industry and industry-specific applications based on identifying requirements across our customer base of industry leaders and through our industry partners. Our strategy with strategic partners is to establish a significant use case and prove the value of our C3 AI Suite with a flagship customer in each industry in which we participate. We have done this with our strategic vertical industry partner in oil and gas, Baker Hughes, as well as with our iconic global customers, some of whom are deploying C3 AI technology to optimize thousands of critical assets globally across their upstream, midstream, and downstream operations. We establish formal sales and marketing plans with each partner, including specific sales goals and dedicated budgets, and we work closely with these partners to identify specific target accounts. We intend to grow the business we do with each partner and to add more partners as we expand the vertical markets we serve. We also offer revenue generating trials of our applications as part of our customer acquisition strategy.
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
Our RPO related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $8.5 million related to deferred revenue and $95.5 million of commitments from non-cancellable contracts as of April 30, 2021 and $2.4 million related to deferred revenue and $84.8 million from non-cancellable contracts as of April 30, 2020.
As of April 30, 2021 and April 30, 2020 the total remaining amount of Baker Hughes’ minimum revenue commitments not yet contracted under the direct subscription fee or reseller arrangement, and thus subject to the shortfall annual provisions, under the entire arrangement was $219.3 million and $183.8 million, respectively.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Suite will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 35%, 22% and 34% of our total revenue for the fiscal years ended April 30, 2021. 2020 and 2019, respectively, from international customers.
Impact of Ongoing COVID-19 Pandemic
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are uncertain. As a result of global business disruption, the COVID-19 pandemic had a significant adverse impact on our conclusion of new and additional business agreements in 2021 and 2020 and may continue to pose challenges until the effects of the pandemic abate.
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the emergence and spread of variants of the COVID-19 virus, and the effectiveness, acceptance, and availability of vaccines against the COVID-19 virus and its variants, the COVID-19 pandemic has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global IT spending and could adversely affect demand for our C3 AI Suite, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2021 and potentially future periods.
We will continue to evaluate the nature and extent of the impact of COVID-19 on our business. For further discussion of the potential impacts of the ongoing COVID-19 pandemic on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. Other factors affecting our performance are discussed below, although we caution you that the ongoing COVID-19 pandemic may also further impact these factors.
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of term licenses, stand-ready COE support services, trials of our applications, and software-as-a-service offerings. Sales of our term licenses grant our customers the right to use our software, either on their own cloud instance or their internal hardware infrastructure, over the contractual term. We also offer a premium stand-ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software over the contractual term. Our subscription contracts are generally non-cancelable and non-refundable, with the majority of contracts with customers averaging approximately three years in duration. We generally invoice annually in advance and recognize revenue over the contract term on a ratable basis. In addition, customers pay a usage-based runtime fee for the C3 AI Suite and C3 AI Applications, which is either paid in advance for specified levels of capacity and/or paid in arrears based on actual usage. Our subscriptions also include our maintenance and support services. Our maintenance and support services include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We currently have a small number of public utility customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
Professional Services Revenue. Our professional services revenue primarily includes implementation services, training and prioritized engineering services. We offer a complete range of professional service support both onsite and remotely, including training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Suite administration support. Professional services fees are based on the level of effort required to perform the specified tasks and are typically a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue for our professional services over the period of delivery as services are performed.
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
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. Our gross margin has fluctuated historically and may continue to fluctuate from period to period based on a number of factors, including the timing and mix of the product offerings we sell as well as the geographies into which we sell, in any given period. Our gross margins are lower when we provide hosting services to our customers as compared to when a customer hosts our software in their self-managed private or public cloud environments. Our subscription gross margin may experience variability over time as we continue to invest and continue to scale our business. Our professional services gross margin may also experience variability from period to period due to the use of our own resources and third-party system integration partners in connection with the performance of our fixed price agreements.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. We expect our operating expenses as a percentage of total revenue to increase as we continue to invest to grow our business. Over the long-term, we expect those percentages to stabilize and then move lower as our business matures.
Sales and Marketing. Sales and marketing expenses consist of expenditures related to advertising, media, marketing, promotional events, brand awareness activities, business development, customer success and corporate partnerships. Sales and marketing expenses also include employee-related costs, including salaries, bonuses, benefits, stock-based compensation, and commissions for our employees engaged in sales and marketing activities, and allocated overhead and depreciation for facilities.
We expect our sales and marketing expenses will increase in absolute dollar amounts as we continue to invest in brand awareness and programmatic spend to generate demand. We also expect to hire additional sales personnel to increase sales coverage of target industry vertical and geographic markets. Consequently, sales and marketing expense as a percent of total revenue will remain high in the near-term. As our business scales through customer expansion and market awareness, we anticipate that sales and marketing expense as a percent of total revenue to decline over time.
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
Interest Income
Interest income consists primarily of interest income earned on our cash, cash equivalents, and available-for-sale marketable securities. It also includes amortization of premiums and accretion of discount related to our available-for-sale marketable securities. Interest income varies each reporting period based on our average balance of cash, cash equivalents, and available-for-sale marketable securities during the period and market interest rates.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency exchange gains and losses, losses from impairment of investments, and realized gains and losses on sales of available-for-sale marketable securities. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of Operations
The following tables set forth our consolidated statements of operations for the periods presented:

	Fiscal Year Ended April 30,
	2021	2020	2019
	(in thousands)
Revenue
Subscription	$157,366	$135,394	$77,472
Professional services	25,851	21,272	14,133
Total revenue	183,217	156,666	91,605
Cost of revenue
Subscription(1)	31,315	31,479	24,560
Professional services(1)	13,204	7,308	5,826
Total cost of revenue	44,519	38,787	30,386
Gross profit	138,698	117,879	61,219
Operating expenses
Sales and marketing(1)	96,991	94,974	37,882
Research and development(1)	68,856	64,548	37,318
General and administrative(1)	33,109	29,854	22,061
Total operating expenses	198,956	189,376	97,261
Loss from operations	(60,258)	(71,497)	(36,042)
Interest income	1,255	4,251	3,508
Other income (expense), net	4,011	(1,752)	(546)
Net loss before provision for income taxes	(54,992)	(68,998)	(33,080)
Provision for income taxes	704	380	266
Net loss	$(55,696)	$(69,378)	$(33,346)
__________________
(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended April 30,
	2021	2020	2019
	(in thousands)
Cost of subscription	$828	$370	$149
Cost of professional services	376	122	69
Sales and marketing	9,080	3,074	1,739
Research and development	2,950	1,223	781
General and administrative	8,506	3,521	1,529
Total stock-based compensation expense	$21,740	$8,310	$4,267

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods presented:

	Fiscal Year Ended April 30,
	2021	2020	2019
Revenue
Subscription	86%	86%	85%
Professional services	14	14	15
Total revenue	100	100	100
Cost of revenue
Subscription	17	20	27
Professional services	7	5	6
Total cost of revenue	24	25	33
Gross profit	76	75	67
Operating expenses
Sales and marketing	53	61	41
Research and development	38	41	41
General and administrative	18	19	24
Total operating expenses	109	121	106
Loss from operations	(33)	(46)	(39)
Interest income	1	3	4
Other income (expense), net	2	(1)	(1)
Net loss before provision for income taxes	(30)	(44)	(36)
Provision for income taxes	—	—	—
Net loss	(30)%	(44)%	(36)%

Comparison of the Fiscal Years Ended April 30, 2021 and 2020
Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2021	2020
	(in thousands)
Revenue
Subscription	$157,366	$135,394	$21,972	16%
Professional services	25,851	21,272	4,579	22%
Total revenue	$183,217	$156,666	$26,551
Subscription revenue as a percentage of total revenue remained 86% for the fiscal years ended April 30, 2021 and 2020, respectively. Subscription revenue increased by $22.0 million, or 16%, for the fiscal year ended April 30, 2021, compared to the prior fiscal year, predominantly driven by revenue growth of $22.0 million from new customers or expanding relationships with existing C3 AI customers.
Professional services revenue increased by $4.6 million, or 22%, for the fiscal year ended April 30, 2021, compared to the prior fiscal year, predominantly due to the timing and mix of implementation services projects for new C3 AI Application customers.

Cost of Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2021	2020
	(in thousands)
Cost of revenue
Subscription	$31,315	$31,479	$(164)	(1)%
Professional services	13,204	7,308	5,896	81%
Total cost of revenue	$44,519	$38,787	$5,732
The decrease in cost of subscription revenue for the fiscal year ended April 30, 2021 compared to the prior fiscal year was primarily due to a decrease in cloud service providers costs of $1.1 million and a decrease in facilities and overhead costs of $0.6 million, partially offset by an increase in personnel-related costs of $1.6 million.
The increase in cost of professional services revenue for the fiscal year ended April 30, 2021 compared to the prior fiscal year was primarily due to higher personnel-related costs of $3.0 million and higher third-party outsourcing costs of $1.9 million.
Gross Profit and Gross Margin

	Fiscal Year Ended April 30,		$ Change	% Change
	2021	2020
	(in thousands)
Gross profit	$138,698	$117,879	$20,819	18%
Gross margin
Subscription	80%	77%
Professional services	49%	66%
Total gross margin	76%	75%
The increase in gross profit in the fiscal year ended April 30, 2021 was primarily driven by subscription margin improvements, partially offset by declines in professional services margin due to investments in personnel to support current and future revenue growth. Overall, total gross margins increased for the fiscal year ended April 30, 2021 compared to the prior fiscal year.
Operating Expenses

	Fiscal Year Ended April 30,		$ Change	% Change
	2021	2020
	(in thousands)
Operating expenses
Sales and marketing	$96,991	$94,974	$2,017	2%
Research and development	68,856	64,548	4,308	7%
General and administrative	33,109	29,854	3,255	11%
Total operating expenses	$198,956	$189,376	$9,580
Sales and Marketing. The increase in sales and marketing expense for the fiscal year ended April 30, 2021 compared to the prior fiscal year was primarily due to higher advertising spend of $4.7 million, higher personnel-related costs as a result of headcount growth of $1.7 million and higher facilities and related depreciation costs of $1.0 million, partially offset by a $5.7 million decrease in contributions to C3.ai DTI.
Research and Development. The increase in research and development expense for the fiscal year ended April 30, 2021 compared to the prior fiscal year was primarily due higher cloud computing costs of $3.7 million, an increase in professional services costs of $1.6 million, higher personnel-related costs as a result of headcount growth of $1.4 million and higher facilities costs of $1.0 million partially offset by a $2.9 million decrease in contributions to C3.ai DTI and a $0.9 million decrease in travel expenses.
General and Administrative. The increase in general and administrative expense for the fiscal year ended April 30, 2021 compared to the prior fiscal year was primarily due to an increase in corporate insurance costs of $3.2 million, and higher professional services costs of $1.8 million partially offset by a $1.6 million net decrease in personnel-related costs.
Interest Income

	Fiscal Year Ended April 30,		$ Change	% Change
	2021	2020
	(in thousands)
Interest income	$1,255	$4,251	$(2,996)	(70)%
The decrease in interest income for the fiscal year ended April 30, 2021 compared to the prior fiscal year was primarily due to investments that yielded lower returns such as money market funds and government securities.
Other Income (Expense), Net

	Fiscal Year Ended April 30,		$ Change	% Change
	2021	2020
	(in thousands)
Other income (expense), net	$4,011	$(1,752)	$5,763	329%
The increase in other income (expense), net for the fiscal year ended April 30, 2021 compared to the prior fiscal year was due to foreign currency gains on the remeasurement of Euro-denominated cash and accounts receivable balances.
Provision for Income Taxes

	Fiscal Year Ended April 30,		$ Change	% Change
	2021	2020
	(in thousands)
Provision for income taxes	$704	$380	$324	85%
The increase in provision for income taxes was primarily related to foreign and state tax expense.
Non-GAAP Financial Measure
In addition to our financial results determined in accordance with generally accepted accounting principles in the United States, or GAAP, we believe free cash flow, a non-GAAP financial measure, is useful in evaluating liquidity and provides information to management and investors about our ability to fund future operating needs and strategic initiatives. We calculate free cash flow as net cash used in operating activities less purchases of property and equipment and capitalized software development costs. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash used in operating activities. This non-GAAP financial measure may be different than similarly titled measures used by other companies. Additionally, the utility of free cash flow is further limited as it does not represent the total increase or decrease in our cash balances for a given period. The following table below provides a reconciliation of free cash flow to the GAAP measure of net cash used in operating activities for the periods presented:

	Fiscal Year Ended April 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(37,553)	$(61,281)
Less:
Purchases of property and equipment	(1,628)	(2,298)
Capitalized software development costs	—	(581)
Free cash flow	$(39,181)	$(64,160)
Net cash used in investing activities	$(767,152)	$(124,073)
Net cash provided by financing activities	$887,356	$119,851
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of April 30, 2021 and 2020, we had $115.4 million and $33.1 million of cash and cash equivalents and $978.0 million and $211.9 million of short-term investments, respectively, which were held for working capital purposes. In December 2020, we completed our IPO, which resulted in aggregate net proceeds of $694.6 million, after underwriting discounts and other offering expenses. We also received aggregate proceeds of $150.0 million related to our Concurrent Private Placement and did not pay any underwriting discounts or commissions with respect to the shares that were sold in these private placements. Our short-term investments generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $349.3 million as of April 30, 2021 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
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
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended April 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(37,553)	$(61,281)
Cash used in investing activities	$(767,152)	$(124,073)
Cash provided by financing activities	$887,356	$119,851
Net increase (decrease) in cash, cash equivalents, and restricted cash	$82,651	$(65,503)
Operating Activities. Net cash used in operating activities of $37.6 million for the fiscal year ended April 30, 2021 was due to our net loss of $55.7 million in addition to non-cash charges for stock-based compensation of $21.7 million, depreciation and amortization of $4.3 million, and non-cash operating lease cost of $3.3 million. The $11.0 million cash outflow related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $34.7 million inclusive of an increase in related party balances of $15.2 million, an increase in prepaid expenses, other current assets and other assets of $14.9 million inclusive of an increase in related party balances of $8.3 million and a decrease in lease liabilities of $3.6 million. This was partially offset by cash inflows related to an increase to deferred revenue of $14.9 million inclusive of an increase in related party balances of $6.2 million, an increase in other liabilities of $11.5 million inclusive of an increase in related party balances of $8.3 million, increase to accrued compensation and employee benefits of $8.1 million and an increase in accounts payable of $7.5 million inclusive of an increase in related party balances of $0.1 million.
Net cash used in operating activities of $61.3 million for the fiscal year ended April 30, 2020 was primarily due to our net loss of $69.4 million in addition to non-cash charges for stock-based compensation of $8.3 million, non-cash operating lease cost of $3.1 million, depreciation and amortization of $1.3 million, impairment of investments of $1.0 million, and other non-cash income of $0.7 million. The $4.9 million cash outflow related to changes in operating assets and liabilities was primarily attributable to a decrease in deferred revenue of $30.9 million inclusive of a decrease in related party balances of $18.4 million, an increase in prepaid expenses, other current assets and other assets of $4.3 million, a decrease in lease liabilities of $3.2 million, and a decrease in accounts payable of $1.2 million. This was partially offset by a decrease in accounts receivable of $32.7 million inclusive of a decrease in related party balances of $19.8 million, an increase in other liabilities of $1.3 million, and an increase in accrued compensation and employee benefits of $0.7 million.
Investing Activities. Net cash used in investing activities of $767.2 million for the fiscal year ended April 30, 2021 was primarily attributable to purchases of investments of $1,152.1 million and capital expenditures of $1.6 million, partially offset by maturities and sales of short-term investments of $385.9 million.
Net cash used in investing activities of $124.1 million for the fiscal year ended April 30, 2020 was primarily attributable to purchases of investments of $219.9 million and capital expenditures of $2.3 million, partially offset by the maturities and sales of short-term investments of $98.7 million.
Financing Activities. Net cash provided by financing activities of $887.4 million for the fiscal year ended April 30, 2021 was primarily due to $844.7 million of net proceeds from the initial public offering and private placements, $26.0 million of proceeds from the repayment of the full recourse promissory note due from our CEO in connection with the Series F preferred stock financing and $16.7 million of proceeds from the exercise of stock options for Class A common stock.
Net cash provided by financing activities of $119.9 million for the fiscal year ended April 30, 2020 was primarily due to $49.8 million of proceeds from the issuance of Series H redeemable convertible preferred stock, $44.0 million of proceeds from the issuance of common stock, $25.3 million of proceeds from the additional issuance of Series G redeemable convertible preferred stock and $4.2 million of proceeds from the exercise of stock options for Class A common stock, partially offset by $3.5 million repurchase of common stock and stock options in the tender offer.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and noncancelable purchase commitments related to third-party cloud hosting services.
For additional information, refer to Note 6. Leases and Note 7. Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 1. Summary of Business and Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.
We determine revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
Subscription Revenue. Our subscription revenue is primarily comprised of term licenses, stand-ready COE support services, trials of our applications, and software-as-a-service offerings. Sales of our term licenses grant customers the right to use our functional intellectual property, either on their own cloud instance or internal hardware infrastructure, over the contractual term. We also sell premium stand-ready COE support services, hosting services, and trials of our applications as part of our customer acquisition strategy. Sales of our software-as-a-service offerings include the right to use our software in a hosted environment over the contractual term. Our subscriptions include our software and our maintenance and support services. Our maintenance and support services include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We have a small number of customers who have perpetual licenses, which we recognize ratably given the critical nature of the required continuous maintenance and support provided.
Our subscription contracts are generally non-cancelable and non-refundable, and typically three years in duration. We generally invoice annually in advance, and recognize revenue over the contract term on a ratable basis. We also generate additional runtime subscription fees for the use of our C3 AI Suite, a type of consumption billing based on computing and storage resources required to run our software. We typically recognize the consumption or usage-based revenue upon occurrence and invoice in arrears, although customers may purchase blocks of runtime in advance.
Professional Services Revenue. Professional services revenue primarily consists of implementation services and training. These services are distinct from our subscription revenue.
Professional services fees are based on the level of effort required to perform such tasks and are typically a fixed-fee engagement with a duration of less than 12 months. We recognize revenue for our professional services over time on an input basis as the performance obligations are satisfied.
Contracts with Multiple Performance Obligations. Most of our contracts with customers contain multiple performance obligations. Our subscriptions are sold for a broad range of amounts and a representative standalone selling price, or SSP, is not always discernible from past transactions or other observable evidence. When appropriate, we determine SSP based on the price at which the performance obligation has previously been sold through past transactions, taking into account internally approved pricing guidelines related to the performance obligations. When the SSP of a license or subscription and bundled maintenance and support services is highly variable and the contract also includes additional performance obligations with observable SSP, we first allocate the transaction price to the performance obligations with established SSPs and then apply the residual approach to allocate the remaining transaction price to the license or subscription and bundled maintenance and support services. If applying the residual approach results in zero or very little consideration being allocated to the combined performance obligation, or to a bundle of goods or services, we will consider all reasonably available data to determine an appropriate allocation of the transaction price. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation.
Areas of Judgment and Estimates. Determining whether the software subscriptions and the related support are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching our conclusion, we considered the nature of our promise to provide the customer real time analytics and machine learning algorithms that require regular re-training to maintain and improve prediction accuracy. As these updates to the software subscription are integral to maintaining the utility that is derived from the software subscription by customers, we determined that the software subscription and related updates fulfill a single promise to the customer under the contract.
Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgement. We determine SSP using observable pricing when available, which takes into consideration market conditions and customer specific factors. When observable pricing is not available, we first allocate the transaction price to the performance obligations with established SSPs and then apply the residual approach to allocate the remaining transaction price to the subscription and bundled maintenance and support services.
Stock-Based Compensation
Stock-based compensation expense related to stock awards and restricted stock units, or RSUs, is recognized based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally five years. We account for forfeitures as they occur instead of estimating the number of awards expected to be forfeited.
Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
These assumptions and estimates are as follows:
•Fair Value of Common Stock. Prior to our IPO, the fair value was determined by our board of directors, with input from management and valuation reports prepared by third-party valuation specialists. After our IPO, the fair value of our common stock is determined by the closing price, on the date of grant, of our common stock, which is traded on the New York Stock Exchange. Stock-based compensation for financial reporting purposes is measured based on updated estimates of fair value when appropriate, such as when additional relevant information related to the estimate becomes available in a valuation report issued as of a subsequent date.
•Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero percent was used.
•Expected Volatility. The expected volatility was estimated by taking the average historical price volatility for industry peers, consisting of several public companies in our industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.
•Expected Term. The expected term of options represents the period of time that options are expected to be outstanding. Our historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For stock options granted to employees, we estimate the expected term by using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the contractual term of the option.

•Risk-Free Interest Rate. The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of the grant.
The weighted average Black-Scholes assumptions used in evaluating our awards are as follows:

	Fiscal Year Ended April 30,
	2021	2020
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	43.8%	38.6%
Expected term (years)	6.30	6.30
Risk-free interest rate	0.43%	1.70%
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense.
Income Taxes
We use the asset-and-liability method for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary, to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.
Our policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Re-evaluation of tax positions considers factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit or expiration of statute of limitation and new audit activity.
We recognized interest accrued and penalties related to unrecognized tax benefits in our income tax expense.
Recently Adopted Accounting Pronouncements
See Note 1. Summary of Business and Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently adopted accounting pronouncements.
Emerging Growth Company Status
In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.
Interest Rate Risk
As of April 30, 2021, we had cash, cash equivalents, and short-term investments of $1,093.4 million. As of April 30, 2020, we had cash, cash equivalents, and short-term investments of $245.0 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of April 30, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Risk
Our functional currency is the U.S. dollar. For the fiscal year ended April 30, 2021, 2020 and 2019, approximately 25%, 20%, and 27% of our sales were denominated in euros, respectively, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. A hypothetical 10% change in foreign currency exchange rates may not result in a material impact on our consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C3.ai, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C3.ai, Inc. and subsidiaries (the "Company") as of April 30, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock, redeemable convertible Class A-1 common stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended April 30, 2021, and the related notes collectively referred to as the "financial statements". In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 25, 2021

We have served as the Company's auditor since 2018.

C3.AI, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	As of April 30,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$115,355	$33,104
Short-term investments	978,020	211,874
Accounts receivable, net of allowance of $812 and $755 as of April 30, 2021 and 2020, respectively(1)	65,460	30,827
Prepaid expenses and other current assets(2)	14,302	5,400
Total current assets	1,173,137	281,205
Property and equipment, net	6,133	8,723
Goodwill	625	625
Long-term investments	—	725
Other assets, non-current(3)	16,582	13,830
Total assets	$1,196,477	$305,108
Liabilities, redeemable convertible preferred stock, redeemable convertible Class A-1 common stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable(4)	$12,075	$4,726
Accrued compensation and employee benefits	21,829	13,693
Deferred revenue, current(5)	72,263	53,537
Accrued and other current liabilities(6)	18,318	9,083
Total current liabilities	124,485	81,039
Deferred revenue, non-current	2,964	6,758
Other long-term liabilities(7)	7,853	6,001
Total liabilities	$135,302	$93,798
Commitments and contingencies (note 7)
Redeemable convertible preferred stock, $0.001 par value. No shares and 233,107,379 shares authorized as of April 30, 2021 and 2020, respectively; no shares and 37,128,768 shares issued and outstanding as of April 30, 2021 and 2020, respectively; Liquidation preference of $376,178 as of April 30, 2020	—	375,207
Redeemable convertible class A-1 common stock, $0.001 par value. No shares and 6,666,667 shares authorized as of April 30, 2021 and 2020, respectively; no shares and 6,666,665 shares issued and outstanding as of April 30, 2021 and 2020, respectively; Liquidation preference of $18,800 as of April 30, 2020	—	18,800
Stockholders’ equity (deficit)
Class A common stock, $0.001 par value. 1,000,000,000 and 390,000,000 shares authorized as of April 30, 2021 and 2020, respectively; 98,667,121 and 31,210,159 shares issued and outstanding as of April 30, 2021 and 2020 respectively	99	31
Class B common stock, $0.001 par value; 3,500,000 and 21,000,000 shares authorized as of April 30, 2021 and 2020, respectively; 3,499,992 and no shares issued and outstanding as of April 30, 2021 and 2020, respectively	3	—
Additional paid-in capital	1,410,325	110,485
Accumulated other comprehensive income	81	424
Accumulated deficit	(349,333)	(293,637)
Total stockholders’ equity (deficit)	1,061,175	(182,697)
Total liabilities, redeemable convertible preferred stock, redeemable convertible Class A-1 common stock and stockholders’ equity (deficit)	$1,196,477	$305,108
(1) Including amounts from a related party of $15,180 and $250 as of April 30, 2021 and 2020, respectively.
(2) Including amounts from a related party of $1,662 and nil as of April 30, 2021 and 2020, respectively.
(3) Including amounts from a related party of $6,602 and nil as of April 30, 2021 and 2020, respectively.
(4) Including amounts from a related party of $56 and nil as of April 30, 2021 and 2020, respectively.
(5) Including amounts from a related party of $7,697 and $1,499 as of April 30, 2021 and 2020, respectively.
(6) Including amounts from a related party of $3,413 and nil as of April 30, 2021 and 2020, respectively.
(7) Including amounts from a related party of $4,895 and nil as of April 30, 2021 and 2020, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	Fiscal Year Ended April 30,
	2021	2020	2019
Revenue
Subscription(1)	$157,366	$135,394	$77,472
Professional services(2)	25,851	21,272	14,133
Total revenue	183,217	156,666	91,605
Cost of revenue
Subscription(3)	31,315	31,479	24,560
Professional services	13,204	7,308	5,826
Total cost of revenue	44,519	38,787	30,386
Gross profit	138,698	117,879	61,219
Operating expenses
Sales and marketing(4)	96,991	94,974	37,882
Research and development	68,856	64,548	37,318
General and administrative	33,109	29,854	22,061
Total operating expenses	198,956	189,376	97,261
Loss from operations	(60,258)	(71,497)	(36,042)
Interest income	1,255	4,251	3,508
Other income (expense), net	4,011	(1,752)	(546)
Net loss before provision for income taxes	(54,992)	(68,998)	(33,080)
Provision for income taxes	704	380	266
Net loss	$(55,696)	$(69,378)	$(33,346)
Net loss attributable to Class A common stockholders, basic and diluted	$(0.90)	$(1.94)	$(1.32)
Net loss attributable to Class A-1 common stockholders, basic and diluted	$(0.55)	$(1.94)	$(1.32)
Net loss attributable to Class B common stockholders, basic and diluted	$(0.35)	$—	$—
Weighted-average shares used in computing net loss per share attributable to Class A common stockholders, basic and diluted	56,677,947	29,133,157	18,662,237
Weighted-average shares used in computing net loss per share attributable to Class A-1 common stockholders, basic and diluted	6,666,665	6,666,665	6,666,665
Weighted-average shares used in computing net loss per share attributable to Class B common stockholders, basic and diluted	3,499,992	—	—
(1)Including related party revenue of $30,557, $40,425, and $56 for the fiscal years ended April 30, 2021, 2020, and 2019, respectively.
(2)Including related party revenue of $4,825, $292, and nil for the fiscal years ended April 30, 2021, 2020, and 2019, respectively.
(3)Including related party cost of revenue of $56, nil and nil for the fiscal years ended April 30, 2021, 2020 and 2019, respectively.
(4)Including related party sales and marketing expense of $44, nil and nil for the fiscal years ended April 30, 2021, 2020 and 2019, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended April 30,
	2021	2020	2019
Net loss	$(55,696)	$(69,378)	$(33,346)
Other comprehensive (loss) income
Unrealized (loss) gain on investment securities, net of tax	(343)	350	75
Total comprehensive loss	$(56,039)	$(69,028)	$(33,271)
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
REDEEMABLE CONVERTIBLE CLASS A-1 COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2018	31,582	$248,471	6,667	$18,800	18,568	$19	$50,999	$(1)	$(190,847)	$(139,830)
Issuance of Series G Preferred Stock, net of issuance costs of $257	2,610	51,494	—	—	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	1,489	1	1,838	—	—	1,839
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	1,561	—	—	1,561
Stock-based compensation expense	—	—	—	—	—	—	4,267	—	—	4,267
Cumulative-effect adjustment related to the adoption of ASU 2016-09	—	—	—	—	—	—	66	—	(66)	—
Other comprehensive income	—	—	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	—	—	(33,346)	(33,346)
Balance as of April 30, 2019	34,192	299,965	6,667	18,800	20,057	20	58,731	74	(224,259)	(165,434)
Issuance of Series G Preferred Stock, net of issuance costs $34	1,283	25,406	—	—	—	—	—	—	—	—
Issuance of Class A common stock	—	—	—	—	9,530	10	44,017	—	—	44,027
Issuance of Series H Preferred Stock, net of issuance costs $164	1,654	49,836	—	—	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	1,787	2	2,319	—	—	2,321
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	655	—	—	655
Tender offer repurchases	—	—	—	—	(164)	(1)	(3,547)	—	—	(3,548)
Stock-based compensation expense	—	—	—	—	—	—	8,310	—	—	8,310
Other comprehensive income	—	—	—	—	—	—	—	350	—	350
Net loss	—	—	—	—	—	—	—	—	(69,378)	(69,378)
Balance as of April 30, 2020	37,129	$375,207	6,667	$18,800	31,210	$31	$110,485	$424	$(293,637)	$(182,697)
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
REDEEMABLE CONVERTIBLE CLASS A-1 COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2020	37,129	$375,207	6,667	$18,800	31,210	$31	$110,485	$424	$(293,637)	$(182,697)
Repayment of Shareholder Loan	—	24,546	—	—	—	—	1,457	—	—	1,457
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(37,129)	(399,753)	(6,667)	(18,800)	43,796	44	418,509	—	—	418,553
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	—	—	21,396	21	844,554	—	—	844,575
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	5,765	6	10,711	—	—	10,717
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	2,869	—	—	2,869
Stock-based compensation expense	—	—	—	—	—	—	21,740	—	—	21,740
Other comprehensive loss	—	—	—	—	—	—	—	(343)	—	(343)
Net loss	—	—	—	—	—	—	—	—	(55,696)	(55,696)
Balance as of April 30, 2021	—	$—	—	$—	102,167	$102	$1,410,325	$81	$(349,333)	$1,061,175
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended April 30,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(55,696)	$(69,378)	$(33,346)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,297	1,302	550
Non-cash operating lease cost	3,315	3,052	—
Stock-based compensation expense	21,740	8,310	4,267
Impairment on investment	—	1,025	—
Other	(180)	(657)	534
Changes in operating assets and liabilities
Accounts receivable(1)	(34,690)	32,659	(46,144)
Prepaid expenses, other current assets and other assets(2)	(14,855)	(4,265)	(1,677)
Accounts payable(3)	7,450	(1,219)	48
Accrued compensation and employee benefits	8,135	651	4,170
Operating lease liabilities	(3,551)	(3,174)	—
Other liabilities(4)	11,549	1,343	(533)
Deferred revenue(5)	14,933	(30,930)	37,255
Net cash used in operating activities	(37,553)	(61,281)	(34,876)
Cash flows from investing activities:
Purchases of property and equipment	(1,628)	(2,298)	(6,811)
Capitalized software development costs	—	(581)	—
Proceeds from sale of non-marketable equity security	725	—	—
Purchases of investments	(1,152,142)	(219,853)	(166,303)
Maturities and sales of investments	385,893	98,659	76,886
Net cash used in investing activities	(767,152)	(124,073)	(96,228)
Cash flows from financing activities:
Proceeds from initial public offering and private placements, net of underwriting discounts	851,859	—	—
Proceeds from repayment of shareholder loan	26,003	—	—
Proceeds from issuance of Series G, net of issuance costs	—	25,333	51,567
Proceeds from issuance of Series H, net of issuance costs	—	49,836	—
Repurchase of common stock and options in tender offer	—	(3,548)	—
Payment of deferred offering costs	(7,179)	—	—
Proceeds from issuance of common stock	—	44,027	—
Proceeds from exercise of Class A common stock options	16,673	4,203	2,905
Net cash provided by financing activities	887,356	119,851	54,472
Net increase (decrease) in cash, cash equivalents and restricted cash	82,651	(65,503)	(76,632)
Cash, cash equivalents and restricted cash at beginning of period	33,604	99,107	175,739
Cash, cash equivalents and restricted cash at end of period	$116,255	$33,604	$99,107
Cash and cash equivalents	115,355	33,104	98,607
Restricted cash included in other assets	900	500	500
Total cash, cash equivalents and restricted cash	$116,255	$33,604	$99,107

	Fiscal Year Ended April 30,
	2021	2020	2019
Supplemental disclosure of cash flow information—cash paid for income taxes	$550	$660	$131
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$212	$417	$60
Deferred offering costs included in accounts payable and accrued liabilities	$105	$—	$—
Series G issuance cost included in accounts payable	$—	$—	$73
Vesting of early exercised stock options	$2,869	$655	$1,561
(1)Including changes in related party balances of $(14,930), $19,750, and $(20,000) for the fiscal years ended April 30, 2021, 2020 and 2019, respectively.
(2)Including changes in related party balances of $8,264, nil and nil for the fiscal years ended April 30, 2021, 2020 and 2019, respectively.
(3)Including changes in related party balances of $56, nil and nil for the fiscal years ended April 30, 2021, 2020 and 2019, respectively.
(4)Including changes in related party balances of $8,308, nil and nil for the fiscal years ended April 30, 2021, 2020 and 2019, respectively.
(5)Including changes in related party balances of $6,198, $(18,445), and $19,944 for the fiscal years ended April 30, 2021, 2020, and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. (including its subsidiaries, “C3 AI” or “the Company”) is an enterprise artificial intelligence (“AI”) software provider. The Company’s C3 AI Suite supports accelerating digital transformation in various industries with prebuilt and configurable C3 AI Applications for business use cases including predictive maintenance, fraud detection, sensor network health, supply network optimization, energy management, anti-money laundering, and customer engagement. The Company supports customers in the United States, Europe, and the rest of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
Reclassification and Reverse Stock Split
In November 2020, the Company amended and restated its certificate of incorporation to effect a reclassification of the Company’s prior Class B common stock and Class C common stock into Class A common stock and redeemable convertible Class B-1 common stock into a new redeemable convertible Class A-1 common stock. The rights, including the liquidation, dividend, and voting rights, are substantially identical for each class of common stock reclassified. All references to prior Class B common stock and Class C common stock have been recast to Class A common stock, and all references to redeemable convertible Class B-1 common stock have been recast to redeemable convertible Class A-1 common stock in these consolidated financial statements to give retrospective effect to the reclassification for all periods presented. The Company also authorized a new Class B common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and the new Class B common stock are substantially identical, other than the voting rights and conversion rights upon transfer of the Class B common stock. See Note 9. Stockholders’ Equity for more information.
Additionally, the Company effected a 6-for-1 reverse stock split of the Company’s outstanding common stock, preferred stock, and stock option awards. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split. The authorized shares of the Class A common stock, new Class A-1 common stock, new Class B common stock and preferred stock were also adjusted to 390,000,000 shares, 6,666,667 shares, 21,000,000 shares, and 233,107,379 shares, respectively. All authorized, issued, and outstanding shares of common stock, preferred stock, stock option awards, and per share data included in these consolidated financial statements have been recast to give retrospective effect to the adjusted authorized shares and reverse stock split for all periods presented.
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
•all 3,499,992 shares of the Company’s outstanding redeemable convertible Series A* preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis;
•all 6,666,665 shares of the Company’s outstanding redeemable convertible Class A-1 common stock automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis; and
•the Company amended and restated its certificate of incorporation which became effective upon completion of the IPO.
Deferred offering costs consist primarily of direct and incremental accounting, legal and other fees related to the Company’s IPO. Prior to the IPO, all deferred offering costs incurred were capitalized and included in other assets on the consolidated balance sheet. Upon completion of the IPO, $7.2 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also completed a concurrent private placement immediately subsequent to the closing of the IPO, in which the Company issued and sold 2,380,952 and 1,190,476 shares, respectively, of its Class A common stock at $42.00 per share to Spring Creek Capital LLC, an affiliate of Koch Industries, Inc., and Microsoft Corporation, respectively (the “Concurrent Private Placement”). The Company received aggregate proceeds of $150.0 million and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in the Concurrent Private Placement.
Basis of Presentation and Principles of Consolidation
The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of C3.ai, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers and estimating variable consideration, the estimated expected benefit period for deferred contract acquisition costs, the useful lives of long-lived assets and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2021, 2020 and 2019 relate to the fiscal years ended April 30, 2021, 2020 and 2019, respectively.
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and accounts receivable. The majority of the Company’s cash and cash equivalents are held by one financial institution. The Company is exposed to that financial institution to the extent that its cash balance with that financial institution is in excess of Federal Deposit Insurance Company (“FDIC”) insurance limits. The Company’s investment policy is to invest in securities with a minimum rating of P1 by Moody’s, A1 by Standard & Poor’s, F-1 by Fitch’s or higher for short-term investments, and minimum rating of A2 by Moody’s, A by Standard & Poor’s, or A by Fitch’s or higher for long-term investments.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company’s cash equivalents consisted of investments in money market funds as of April 30, 2021 and 2020.
Restricted Cash
The Company had restricted cash pledged as security deposits at April 30, 2021 and 2020 of $0.9 million and $0.5 million, respectively, primarily representing a security deposit required by certain leases. The balance of restricted cash as of April 30, 2021 and 2020 was recorded as long-term other assets on the consolidated balance sheets.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments
The Company determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each period-end. The Company’s investments, comprised of money market funds, U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities, are classified as available-for-sale marketable securities.
Such securities are carried at estimated fair values and reported in cash equivalents, short-term investments or long-term investments. Unrealized gains and losses, net of tax, are reported in other comprehensive (loss) income as a separate component on the consolidated statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or by utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Declines in fair value judged to be other-than-temporary on available-for-sale marketable securities are recorded within other income (expense), net on the consolidated statements of operations. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale marketable securities is included in interest income on the consolidated statements of operations.
Non-marketable equity securities without readily determinable fair values are recorded at cost, less impairment, and adjusted to fair value within other expense, net if there are observable price changes for identical or similar securities. Non-marketable equity securities are recorded within long-term investments. Impairment loss is recorded in other expense, net on the consolidated statements of operations. Prior to the adoption of ASU 2016-01 in the fiscal year beginning May 1, 2019, investments in non-marketable equity securities were recorded at cost less impairment, if any, with any losses resulting from an impairment recognized in other expense, net.
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. An allowance for doubtful accounts balance of $0.8 million and $0.8 million was recorded as of April 30, 2021 and 2020, respectively. Accounts receivable included unbilled receivables of as of April 30, 2021 and April 30, 2020 of $3.8 million and $0.5 million, respectively.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2—Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3—Inputs that are unobservable for the asset or liability.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair value due to their short maturities. The fair value of the company’s investments is discussed in Note 3. Fair Value Measurements.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised primarily of prepaid cloud subscriptions, other receivables, costs to obtain and fulfill a contract, prepaid software subscriptions, prepaid rent, and prepaid health insurance premiums.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Assets are depreciated using the straight-line method over useful lives of three to five years. Leasehold improvements and certain furniture and fixtures are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended April 30, 2021 and 2020.
Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its annual impairment test of goodwill as of February 1, and whenever events or circumstances indicate that the asset might be impaired. The tests did not result in an impairment to goodwill during the fiscal years ended April 30, 2021 and 2020.
Leases
The Company has lease arrangements that include lease and non-lease components. The Company has elected to not account for the lease and non-lease components separately. For leases that commenced before the Company’s adoption date of Accounting Standards Codification (“ASC”) Topic 842, Leases, the Company elected the practical expedient to not reassess the following: (1) whether any expired or existing contracts contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases. For short-term leases, defined as leases with a lease term of 12 months or less, the Company elected to not recognize an associated lease liability and right-of-use (“ROU”), asset. Lease payments for short-term leases are expensed on a straight-line basis over the lease term.
The Company does not have financing leases. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. The Company uses the rate implicit in the lease when readily determinable at lease inception. If the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the adoption date for leases that commenced prior to the adoption date and the commencement date for leases that commenced after the adoption date. The incremental borrowing rate assumptions include the lease term and the Company’s credit risk. The operating lease ROU asset also includes any advance lease payments made and excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis as operating expense in the consolidated statements of operations over the lease term. Refer to Note 6. Leases for more information.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all of the Company’s revenue recognition criteria are met. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, non-current. The Company’s contract liabilities are classified as deferred revenue upon the right to invoice or when payments have been received for undelivered products or services.
Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”) for all periods presented. The core principle of ASC 606 is to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. This principle is achieved by applying the following five-step approach:
Identification of the Contract, or Contracts, with a Customer. A contract with a customer exists when (1) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (2) the contract has commercial substance and (3) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.
Identification of the Performance Obligations in the Contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.
Determination of the Transaction Price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer, net of sales taxes or value-added taxes. If the transaction price includes variable consideration, the Company includes an estimate of the amount it expects to receive if it is probable that a significant reversal of cumulative revenue recognized will not occur. Usage-based fees earned in exchange for the use of the Company’s software licenses and subscription services are subject to the usage-based royalty and series guidance variable consideration estimation exceptions, respectively.
Allocation of the Transaction Price to the Performance Obligations in the Contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). When appropriate, the Company determines SSP based on the price at which the performance obligation has previously been sold through past transactions, taking into account internally approved pricing guidelines related to the performance obligations. When the SSP of a license or subscription and bundled maintenance and support services is highly variable and the contract also includes additional performance obligations with observable SSP, the Company first allocates the transaction price to the performance obligations with established SSPs and then applies the residual approach to allocate the remaining transaction price to the license or subscription and bundled maintenance and support services. If applying the residual approach results in zero or very little consideration being allocated to the combined performance obligation, or to a bundle of goods or services, the Company will consider all reasonably available data to determine an appropriate allocation of the transaction price. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation.
Recognition of Revenue when, or as, Performance Obligations are Satisfied. The Company satisfies substantially all of its performance obligations over time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subscription Revenue
Subscription revenue is primarily comprised of term licenses, stand-ready COE support services, trials of our applications, and software-as-a-service (“SaaS”) offerings. Licenses represent a contractual right for a customer to take possession of the software and it is feasible for the customer to host the software independently. SaaS represents a right for a customer to access the software through the Company’s cloud environment and the customer does not have the right to take possession of the software. Subscriptions also include our maintenance and support services that comprised of critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. The Company’s software and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract satisfied over time.
Determining whether the software license and maintenance and support services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. In reaching its conclusion, the Company considered the nature of its promise to provide the customer real time analytics and machine learning algorithms that require regular re-training to maintain and improve prediction accuracy. The Company fulfills this promise by providing real time data feeds to the machine learning model and by providing regular tuning, optimization and critical updates to the constantly changing type system. Accordingly, the Company has determined that the software license and maintenance and support services fulfill a single promise to the customer under the contract.
The Company’s subscriptions are generally offered under renewable, multi-year, fixed fee contracts where payments are typically due annually in advance. A time-elapsed output method is used to measure progress because the nature of the promise is a stand-ready service. The Company also offers premium stand-ready C3 Center of Excellence (“COE”) support services, hosting services and trial services, which are distinct performance obligations. A description of the Company’s offerings are as follows:
•C3 AI Suite is a comprehensive suite that allows for the design, deployment, and operation of AI, predictive analytics, and applications at enterprise scale. The C3 AI Suite provides data scientists and application developers robust advantages for rapid application and analytics development and deployment. Customers primarily pay for the C3 AI Suite via fixed annual fees based on the number of development users allowed to access the C3 AI Suite. The AI Suite offering is primarily a term subscription but at times has been sold as a perpetual license and generates additional runtime subscription fees, a type of consumption or usage-based revenue based on compute and storage resources required to run the C3 AI Suite.
•C3 AI Applications are production applications that address a wide range of predictive analytics use cases. C3 AI Applications are industry-tested and proven enterprise-grade applications built on a cohesive suite architecture that is designed to integrate and process highly dynamic data sets from sensor networks and enterprise and extraprise information systems, and enable advanced machine learning capabilities. C3 AI Applications sold without the C3 AI Suite can be in the form of term or perpetual licenses or subscriptions and earn revenue through a fixed fee and/or usage-based royalties.
•C3 Maintenance and Support Services are provided for the C3 AI Suite and the C3 AI Applications that are selected by the customer. This support includes standard monitoring, performance monitoring, database maintenance, security monitoring, upgrading, backup and restore, patching, etc. provided by the Company. The Company continuously provides updates that are critical to the continued utility of the software.
•COE Support Services. COE Support Services provide premium development services and support by an available pool of resources. The purpose of the COE is to allow the customer to utilize, extend or modify C3 applications and to develop its own applications on the C3 AI Suite. To facilitate customer’s efforts, C3 provides the following COE Support Services on C3 AI Suite and C3 applications to customer personnel during the subscription term of COE: (1) support and guidance on C3 AI overall software application architecture; (2) data integration, data science, and application development support on the C3 AI Suite; (3) training on the C3 AI Suite and C3 AI Applications to the customer project team members; and (4) support to help address any developmental issues faced by the customer. COE Support Services are generally offered under renewable, multi-year, fixed fee contracts whereby payments are primarily due annually in advance and in most cases are co-terminous with the C3 AI Suite subscription term. COE Support Services represent a stand-ready performance obligation comprised of a series of distinct days of

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
service that is satisfied and recognized in revenue ratably over the term of the COE agreement. Revenue for COE Support Services is included within subscription revenue in the consolidated statements of operations.
•Trials. Trial projects typically consist of several phases including project kickoff, design, data integration, configuration, validation and final demonstration. These trials are typically fixed-price eight to 16-week production pilots during which the Company works with customers to define a specific business problem or use case and address the use case using AI-based predictive analytics. During the trial, the Company integrates data, configures machine learning algorithms supporting the use case, and configures a user interface to present the resulting insights. At the end of a trial, the Company demonstrates a working application that shows the utility, benefit, and economic value to be gained from a production deployment of big data, analytics, and machine learning applications. These paid trials are solely meant to demonstrate the feasibility of the Company’s offering to the customer and provide them with a level of confidence to encourage them to enter into a large, multi-year arrangement with the Company. Trial revenue is recognized over time during the production pilot period.
•Hosting Services. For certain customers, the Company provides access to the C3 AI Suite and/or C3 AI Applications in the Company’s cloud environment. The customer consumes and receives benefit throughout the hosting period from the entity’s performance of hosting and providing access to the hosted software, which the customer would otherwise have to undertake itself or obtain another party to do. The Company recognizes hosting services over time based on the consumption patterns of the customers. Customers who choose to install the C3 AI Suite and/or C3 AI Applications in their own cloud environments do not subscribe to the Company’s hosting services. Hosting services are generally offered as part of the subscription for C3 AI Suite and/or C3 Application arrangements and the amount of revenue recognized on a monthly basis varies based on actual consumption by the customer.
Professional Services
The Company’s professional services primarily include implementation services, training and prioritized engineering services. The Company offers a complete range of professional service support both onsite and remotely, including training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and AI Suite administration support. Professional services fees are based on the level of effort required to perform such tasks and are typically a fixed-fee engagement with a duration of less than 12 months.
Contract balances
The Company typically invoices customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal, payable within 30 to 60 days, and providing customers access to C3 AI Suite and/or C3 AI Applications. Monthly usage-based runtime and hosting charges are billed as they are delivered. Certain government contracts are cancellable during the subscription term depending on the future fiscal funding available to the contract. The Company has not experienced any cancellation due to the funding constraint related to such contracts.
The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period the Company delivers goods or provides services, or when the Company’s right to consideration is unconditional, whichever is earlier. In situations where revenue recognition occurs before invoicing, an unbilled receivable is recorded.
While the timing of revenue recognition usually differs from the timing of payment, the Company has determined the contracts generally do not include a significant financing component, because the period between when the Company transfers its software and services to a customer and when the customer pays for the software and service is one year or less. The primary purpose of the invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s software and services, not to receive financing from the customers or to provide customers with financing.
Costs to Obtain and Fulfill a Contract
The Company’s customer acquisition costs are primarily related to sales commissions if such costs are incremental costs to obtain a contract without a service condition.
Sales commissions are deferred and then amortized taking into consideration the pattern of transfer to which assets relate. If the commissions paid on the initial and renewal contracts are not commensurate, the Company amortizes the commissions

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
paid on the initial contract over an expected period of benefit, including expected renewals, which is determined to be approximately five years. In arriving at the average period of benefit the Company considered the duration of the Company’s relationships with customers and the Company’s technology. Sales commissions for renewal contracts are generally deferred and amortized over the contract period. Sales commissions for non-recurring contracts with a duration of one year or less are expensed when incurred.
Costs to obtain and fulfill a contract that will be amortized within the succeeding 12-month period are classified as current and included in prepaid expenses and other current assets on the consolidated balance sheets. The remaining balance is classified as non-current and are included in other assets on the consolidated balance sheets.
Cost of Revenue
Cost of subscription revenue consists primarily of costs related to compensation, including salaries, bonuses, benefits, stock-based compensation and other related expenses for the production environment, support and COE staff, hosting of the Company’s AI Suite, including payments to outside cloud service providers, and allocated overhead and depreciation for facilities.
Cost of professional services revenue consists primarily of compensation, including salaries, bonuses, benefits, stock-based compensation and other related costs associated with the Company’s professional service personnel, and allocated overhead and depreciation for facilities.
Warranties
The Company’s offerings are warranted to perform in a manner consistent with industry standards.
The Company’s arrangements generally include provisions for indemnifying customers against liabilities if its services infringe on a third party’s intellectual property rights. They also generally include service-level agreements warranting defined levels of uptime reliability and performance.
To date, the Company has not incurred material costs as a result of its warranties and indemnifications. There are no accrued liabilities related to these obligations on the consolidated financial statements.
Stock-Based Compensation
Stock-based compensation expense related to stock option awards and restricted stock units (“RSUs”) is recognized based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards. The Company accounts for forfeitures as they occur.
Software Development Costs
The Company capitalizes certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process and substantial development risks, the Company’s products are made available for general release as soon as technological feasibility is reached. The Company has not capitalized any related software development costs in any of the periods presented.
Advertising Expenses
Advertising expenses of $35.3 million, $29.2 million and $5.2 million incurred during the fiscal years ended April 30, 2021, 2020 and 2019, respectively, were expensed as incurred as a component of sales and marketing expenses on the consolidated statements of operations.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
401(k) Plan
The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Company and are discretionary. During the fiscal years ended April 30, 2021, 2020 and 2019, the Company did not match any employee contributions.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities of the Company’s foreign subsidiaries are remeasured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recognized in other income (expense), net within the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
Deferred tax assets are recognized to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it is able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company records an adjustment to the deferred tax asset valuation allowance, which reduces the provision for income taxes.
Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Company’s consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized. Interest and penalties are recognized associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of its redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. Net income is attributed to common stockholders and participating securities based on their participation rights. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, RSUs and redeemable convertible preferred stock. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Other Comprehensive (Loss) Income
Other comprehensive (loss) income during the fiscal years ended April 30, 2021, 2020 and 2019, related to unrealized gains or losses from available-for-sale marketable securities.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment Information
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. See Note 2. Revenue for revenue by geographic region. The Company’s property and equipment, net, are primarily located in the United States. No single other country accounted for more than 10% of total property and equipment, net as of April 30, 2021 and 2020.
Contribution Accounting
The Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract the world’s leading scientists to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company issued cash grants to C3.ai DTI which are conditional in nature and subject to execution of the program in line with specific requirements on a quarterly basis. The cash grants do not represent an exchange transaction since there is not a commensurate transfer of resources at fair value, resulting in the application of the contribution accounting model. Contributions are allocated between sales and marketing and research and development based on the estimated benefits received by the Company. The Company’s initial contribution to C3.ai DTI provided equal benefits across sales and marketing and research and development. From fiscal year 2021, the Company expected contributions to C3.ai DTI to primarily benefit its research and development efforts. The Company recognized nil, $5.7 million and nil of expense related to the contribution in sales and marketing for the years ended April 30, 2021, 2020 and 2019, respectively. Additionally, the Company recognized $2.7 million, $5.7 million and nil of expense related to the contribution in research and development for the years ended April 30, 2021, 2020 and 2019, respectively.
Recent Accounting Pronouncements
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act (“JOBS Act”) of 2012. Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (1) within the same periods as those otherwise applicable to public business entities or (2) within the same time periods as private companies, including early adoption when permissible.
The Company has elected to adopt new or revised accounting guidance within the same time period as private companies.
Recently Adopted Accounting Standards
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to the accounting for, and presentation and disclosure of, financial instruments. ASU No. 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. ASU No. 2016-01 does not affect the accounting for equity investments that would otherwise be consolidated or accounted for under the equity method. The new standard also affects financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The Company adopted this guidance in the fiscal year beginning May 1, 2019 using the modified retrospective transition method for investments in marketable securities and the prospective transition method for investments in non-marketable securities. Adoption of this guidance did not have a material impact to the Company’s consolidated financial statements and related disclosures.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2016, the FASB issued ASU No. 2016-02, Leases, that supersedes ASC Topic 840, Leases. Subsequently, the FASB issued several updates to ASU No. 2016-02, codified in ASC Topic 842. The Company early adopted ASC 842, Leases, on May 1, 2019 using the modified retrospective method for all leases not substantially completed as of the date of adoption. The consolidated financial statements as of and for the year ended April 30, 2020 reflect the application of ASC 842 guidance while the consolidated financial statements as of and for the year ended April 30, 2019 were prepared under the previous guidance of ASC 840. The cumulative impact of the adoption of ASC 842 was not material, therefore, the Company did not record any adjustments to retained earnings. As a result of adopting ASC 842, the Company recorded operating lease ROU assets of $11.5 million, operating lease liabilities of $12.4 million, and a reduction of $0.9 million to deferred rent, primarily related to the corporate office lease, based on the present value of the future lease payments on the date of adoption. The Company determines if an arrangement is a lease or contains an embedded lease at inception if it contains the right to control the use of an identified asset. The Company determines whether a contract conveys the right to control the use of an identified asset for a period of time if the contract contains both the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The guidance is effective for the fiscal year beginning May 1, 2023 with early adoption permitted. The Company early adopted the guidance as of May 1, 2020 using a prospective transition method. Adoption of this guidance did not have a material impact to the Company’s consolidated financial statements and related disclosures.
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
Recently Issued Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. The guidance is effective for the fiscal year beginning May 1, 2021. Early adoption is permitted. The Company has determined that this guidance will not have a material impact on its consolidated financial statements and related disclosures.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The amendments in this update simplify various aspects of the accounting for income tax by eliminating certain exceptions to the general approach under existing accounting guidance provided by ASC 740, Income Taxes, and clarifies certain aspects of the existing guidance to promote more consistent application. The amendments in this new standard include, the elimination of exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but could elect to do so. The guidance is effective for the Company beginning May 1, 2022. Early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Fiscal Year Ended April 30,
	2021	2020	2019
North America(1)	$119,795	$121,485	$61,314
Europe, the Middle East and Africa(1)	56,030	33,086	27,629
Asia Pacific(1)	5,992	2,095	2,662
Rest of World(1)	1,400	—	—
Total revenue	$183,217	$156,666	$91,605
__________________
(1)The United States comprised 65%, 78% and 66% of the Company’s revenue in the fiscal years ended April 30, 2021, 2020 and 2019, respectively. France comprised 12%, 10.5% and 15% of the Company’s revenue in the fiscal years ended April 30, 2021, 2020 and 2019, respectively. The Netherlands comprised 12% in the fiscal year ended April 30, 2021. No other country comprised 10% or greater of the Company’s revenue for each of the fiscal years ended April 30, 2021, 2020 and 2019.
Deferred Revenue
The following table reflects the deferred revenue balance (in thousands):

	As of April, 30
	2021	2020
Deferred revenue, current	$72,263	$53,537
Deferred revenue, non-current	2,964	6,758
Total deferred revenue	$75,227	$60,295

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant changes in the deferred revenue balances during the fiscal years ended April 30, 2021 and 2020 were as follows (in thousands):

Deferred Revenue
May 1, 2019	$91,225
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(83,093)
Increases due to invoicing prior to satisfaction of performance obligations	52,163
April 30, 2020	60,295
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(57,542)
Increases due to invoicing prior to satisfaction of performance obligations	72,474
April 30, 2021	$75,227
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
The Company excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges arising in some revenue contracts.
Revenue expected to be recognized from remaining performance obligations was approximately $293.8 million as of April 30, 2021 of which $145.2 million is expected to be recognized over the next 12 months and the remainder thereafter.
Costs to Obtain or Fulfill a Contract
As of April 30, 2021 and 2020, the amount of costs to obtain and fulfill a contract included in prepaid expenses and other current assets was $3.2 million and $0.9 million, respectively. The amount of costs to obtain and fulfill a contract included in other assets, non-current as of April 30, 2021 and 2020 was $9.1 million and $1.2 million, respectively. Expenses recognized for costs to obtain and fulfill a contract for the years ended April 30, 2021, 2020 and 2019 was $1.2 million, $1.0 million and $1.1 million, respectively, and is included in sales and marketing expenses on the consolidated statements of operations. There were no impairments related to costs to obtain or fulfill a contract for the fiscal years ended April 30, 2021, 2020 and 2019, respectively.
Customer Concentration
All of the Company’s customers consist of corporate and governmental entities. A limited number of customers have accounted for a large part of the Company’s revenue and accounts receivable to date. Two separate customers accounted for 19% and 12%, respectively, of revenue for the year ended April 30, 2021. Two separate customers accounted for 26% and 10%, respectively, of revenue for the year ended April 30, 2020. Two separate customers accounted for 14% and 12%, respectively, of revenue for the year ended April 30, 2019. Four separate customers accounted for 18%, 14%, 14%, and 11% of accounts receivable at April 30, 2021. Three separate customers accounted for 33%, 19%, and 15% of accounts receivable at April 30, 2020.
3.Fair Value Measurements
The Company’s financial instruments consist primarily of cash equivalents, restricted cash, available-for-sale marketable securities, accounts receivable, non-marketable equity securities, and accounts payable. Cash and cash equivalents and available-for-sale marketable securities are reported at their respective fair values on the consolidated balance sheets. Non-marketable equity securities are reported at cost less impairment. The remaining financial instruments are reported on the consolidated balance sheets at amounts that approximate current fair values.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of April 30, 2021				As of April 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,401	$—	$—	$43,401	$10,260	$—	$—	$10,260
Available-for-sale marketable securities:
U.S. treasury securities	—	57,998	—	57,998	—	11,500	—	11,500
Certificates of deposit	—	422,978	—	422,978	—	28,477	—	28,477
U.S. government agencies securities	—	—	—	—	—	10,074	—	10,074
Commercial paper	—	494,676	—	494,676	—	94,397	—	94,397
Corporate debt securities	—	2,368	—	2,368	—	68,425	—	68,425
Total cash equivalents and available-for-sale marketable securities	$43,401	$978,020	$—	$1,021,421	$10,260	$212,873	$—	$223,133
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.Investments
Cash Equivalents and Available-for-Sale Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of April 30, 2021				As of April 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$43,401	$—	$—	$43,401	$10,260	$—	$—	$10,260
Available-for-sale marketable securities:
U.S. treasury securities	57,993	5	—	57,998	11,489	11	—	11,500
Certificates of deposit	422,952	32	(6)	422,978	28,476	1	—	28,477
U.S. government agencies securities	—	—	—	—	9,995	79	—	10,074
Commercial paper	494,625	64	(13)	494,676	94,242	155	—	94,397
Corporate debt securities	2,369	—	(1)	2,368	68,246	179	—	68,425
Total cash equivalents and available-for-sale marketable securities	$1,021,340	$101	$(20)	$1,021,421	$222,708	$425	$—	$223,133
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of April 30, 2021		As of April 30, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$977,939	$978,020	$212,449	$212,873
After one year through five years	—	—	—	—
Total	$977,939	$978,020	$212,449	$212,873
As of April 30, 2021, the Company had 8 investment positions that were in an unrealized loss position. As of April 30, 2020, the Company had 16 investment positions in an unrealized loss position. No investments were other-than-temporary impaired as of April 30, 2021, 2020 or 2019. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities at April 30, 2021.
Non-Marketable Equity Securities
As of April 30, 2021, the Company had no non-marketable equity securities. As of April 30, 2020, non-marketable equity securities carried at cost of $0.7 million were recorded in long-term investments. The Company recognized an impairment on the non-marketable equity securities of $1.0 million, included in other income (expense), net, on the consolidated statements of operations, during the fiscal year ended April 30, 2020. In November 2020, the Company sold its non-marketable equity security for $0.7 million.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at April 30, 2021 and 2020 (in thousands):

	Useful Life	As of April 30,
	(in months)	2021	2020
Leasehold improvements	*	$8,658	$8,215
Computer equipment	36	2,539	2,028
Office furniture and equipment	60	339	339
Total property and equipment		11,536	10,582
Less accumulated depreciation		(5,403)	(1,859)
Property and equipment, net		$6,133	$8,723
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Depreciation and amortization expense related to property and equipment was $4.0 million, $1.2 million, and $0.5 million for the fiscal years ended April 30, 2021, 2020 and 2019.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at April 30, 2021 and 2020 (in thousands):

	As of April 30,
	2021	2020
Accrued bonus	$12,216	$8,356
Accrued vacation	3,935	2,823
Accrued payroll taxes and benefits	3,405	1,397
Accrued commission	1,863	515
Accrued salaries	410	602
Accrued compensation and employee benefits	$21,829	$13,693
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at April 30, 2021 and 2020 (in thousands):

	As of April 30,
	2021	2020
Liability for common stock exercised prior to vesting	$5,331	$2,243
Accrued general expenses	3,588	1,466
Operating lease liabilities, current	3,894	3,533
Other	5,505	1,841
Accrued and other current liabilities	$18,318	$9,083
Refer to Note 6. Leases for more information regarding the Company’s leases.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cares Act Loan
On May 1, 2020, the Company entered into Paycheck Protection Program (“PPP”) Promissory Note and Agreement with Bank of America, pursuant to which the Company received loan proceeds of $6.3 million (the “PPP Loan”). The PPP Loan was made under, and was subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan was two years with a maturity date of May 1, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan were deferred for the first six months of the term of the PPP Loan until November 1, 2020. Principal and interest were payable monthly and could be prepaid by the Company at any time prior to maturity with no prepayment penalties. On August 18, 2020, the Company repaid in full the PPP loan outstanding, including accrued interest of $0.1 million, in the amount of $6.4 million.
6.Leases
The Company’s operating lease liabilities at April 30, 2021 and 2020 are primarily comprised of future payments related to the Company’s various operating lease agreements for office space. The components of total lease costs, including variable lease costs, for the fiscal years ended April 30, 2021 and 2020 were as follows (in thousands):

	Fiscal Year Ended April 30,
Lease Costs	2021	2020
Operating lease costs	$3,793	$3,825
Short term lease costs	1,568	1,324
Variable lease costs	1,589	1,542
Total lease costs	$6,950	$6,691
Variable lease costs are primarily related to payments made to the Company’s landlords for common area maintenance, property taxes, insurance, and other operating expenses. Short-term lease costs primarily represents payments related to marketing arrangements that contain embedded short-term leases of billboards. Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended April 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$4,031	$3,946
The following table presents the lease balances within the consolidated balance sheet, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases (in thousands):

		As of April 30,
Operating leases		2021	2020
Right-of-use assets	Other assets, non-current	$5,094	$8,409
Lease liabilities, current	Other current liabilities	3,894	3,533
Lease liabilities, non-current	Other long-term liabilities	1,735	5,647
Total operating lease liabilities		$5,629	$9,180

	As of April 30,
Operating leases	2021	2020
Weighted average remaining lease term (in months)	17.0	28.9
Weighted average discount rate	7.3%	7.3%

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum payments under lease obligations at April 30, 2021 were as follows (in thousands):

As of April 30, 2021
Fiscal 2022	$4,152
Fiscal 2023	1,756
Fiscal 2024	—
Fiscal 2025	—
Fiscal 2026 and thereafter	—
Total future minimum lease payments	5,908
Less: Imputed interest	(279)
Total operating lease liabilities	$5,629
7. Commitments and Contingencies
Noncancelable Commitments
The Company entered into a noncancelable arrangement with a web-hosting services provider in November 2019. Under the arrangement, the Company committed to spend an aggregate of at least $30.0 million between November 2019 and November 2022, with a minimum amount of $10.0 million in each of the three years, on services with this vendor. The Company has incurred costs totaling $14.3 million, $4.4 million and $3.4 million under the arrangement during the fiscal years ended April 30, 2021, 2020 and 2019, respectively.
C3.ai DTI Grants
In February 2020, the Company entered into an agreement establishing the C3.ai DTI, a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of April 30, 2021 and 2020, the total potential remaining contributions are $43.1 million and $45.8 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
Legal Proceedings
The Company is involved in various legal proceedings and periodically receives claims arising in the ordinary course of business. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its consolidated statement of operations, cash flows, or balance sheet.
Blattman et al. v. Siebel et al., 15-cv-00530 (D. Del.)
On October 28, 2014, Eric Blattman and other former unitholders of E2.0 LLC (“E2.0”) filed suit in federal court against Thomas M. Siebel and David Schmaier, alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and common law fraud based on alleged misrepresentations made during negotiations leading up to an April 30, 2012 merger between E2.0 and the Company. Plaintiffs thereafter amended their complaint to add the Company as a defendant, and to add breach of contract claims based on alleged violations of certain earn-out and indemnification provisions in the parties’ merger agreement. A bench trial was held in February 2019, and in a January 29, 2020 opinion the court ruled in favor of defendants the Company, Siebel and Schmaier on all claims. The court also awarded defendants their reasonable attorneys’ fees and costs in defending the action.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 17, 2021, the Third Circuit affirmed the judgment and orders of the district court in the Company’s and defendants’ favor. The Company intends to seek recovery of its attorneys’ fees and costs as previously awarded by the district court. The District Court has appointed a special master to consider an order on recovery of fees and costs, with briefing in June 2021, and a motion for posting of bond.
8. Redeemable Convertible Preferred Stock and Redeemable Convertible A-1 Common Stock
Upon completion of the IPO, all 33,628,776 shares of the Company’s outstanding redeemable convertible preferred stock, except the Series A* preferred stock, automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and all 3,499,992 shares of the Company’s outstanding redeemable convertible Series A* preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. The carrying value of $399.8 million of all classes of the Company’s outstanding redeemable convertible preferred stock was reclassified into stockholders’ equity. Additionally, all 6,666,665 shares of the Company’s outstanding redeemable convertible Class A-1 common stock automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and their carrying value of $18.8 million was reclassified into stockholders’ equity. As of April 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding. See Note 1. Summary of Business and Significant Accounting Policies for more information.
Redeemable convertible preferred stock outstanding as of April 30, 2020, respectively, consisted of the following (in thousands, except share amounts):

	Shares		Liquidation Amount	Carrying Value
	Authorized	Outstanding
Series A*	21,000,000	3,499,992	$7,000	$7,000
Series B*	27,360,000	4,559,999	9,120	9,120
Series B-1A*	14,583,945	2,430,635	15,853	15,717
Series B-1B*	556,680	92,769	1,210	1,210
Series C*	16,678,511	2,779,738	19,014	18,980
Series D	73,670,824	12,278,422	103,662	103,531
Series E	3,240,060	540,003	11,803	11,756
Series F	42,701,251	5,399,581	81,322	81,157
Series G	23,392,520	3,893,701	77,194	76,900
Series H	9,923,588	1,653,928	50,000	49,836
Total convertible preferred stock	233,107,379	37,128,768	$376,178	$375,207
Series G Preferred Stock
From February through April 2019, the Company issued 2,610,376 shares of Series G Preferred Stock at $19.8252 per share for total cash proceeds of $51.5 million, net of issuance cost of $0.3 million.
In June 2019, the Company issued 1,283,325 shares of Series G Preferred Stock at $19.8252 per share for total cash proceeds of $25.4 million, net of issuance costs of less than $0.1 million.
Series H Preferred Stock
In August 2019, the Company issued 1,653,928 shares of Series H Preferred Stock at $30.2310 per share for total cash proceeds of $49.8 million, net of issuance cost of $0.2 million.
The holders of Series D, Series E, Series F, Series G, and Series H preferred stock receive senior liquidation preferences that equal to the original issuance price of Series D, Series E, Series F, Series G, and Series H preferred stock respectively, plus all declared and unpaid dividends on a pari passu basis.
Series A*, Series B*, Series B-1A*, and Series B-1B* are referred herein as Early Preferred. Early Preferred, Series C*, Series D, Series E, Series F, Series G, and Series H are referred herein as Series Preferred.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant rights and preferences of the above redeemable convertible preferred stock prior to its conversion into Class A common stock were as follows:
Conversion
Upon an IPO where the per share offering price multiplied by the outstanding shares of the Company was not less than $50.0 million and the gross cash proceeds to the Company were at least $30.0 million (a “Qualified Public Offering”), or upon the affirmative election of the holders of a majority of outstanding shares, Series A* Preferred were automatically converted into Class B common stock. All remaining Early Preferred and Series C* preferred stock automatically converted into shares of Class A common stock.
Upon an IPO where the per share offering price was not less than $8.4426 and the gross cash proceeds to the Company were at least $75.0 million, or upon the affirmative election of the holders of a majority of outstanding shares, Series D, E, F, G and H preferred stock were automatically converted into shares of Class A common stock.
Upon the affirmative vote or written consent of a majority of the shares of common stock and preferred stock voting together as a single class on an as-if-converted to Class A common stock basis, or upon the closing of a qualified IPO, all shares Class A-1 common stock were to be converted into fully paid and nonassessable shares of Class A common stock on a one-to-one basis.
The initial conversion price for the redeemable convertible preferred stock was $1.998 for Series A* preferred stock, $1.998 for Series B* preferred stock, $6.522 for the Series B-1A* preferred stock, $13.038 for Series B-1B* preferred stock, $6.84 for Series C* preferred stock, $8.442 for Series D preferred stock, $21.858 for Series E preferred stock, $19.608 for the Series F preferred stock, $19.8252 for Series G preferred stock, and $30.231 for Series H preferred stock.
Protective Provisions
In connection with a public offering, in which the price per share of the Company’s common stock was less than $29.4102 (adjusted for stock splits, stock dividends, and the like), or if any shares of Series F, Series G, or Series H Preferred Stock, or collectively the Ratchet Preferred, converted to Class A common stock outside of a public offering and any company equity securities were listed with volume-weighted average closing sale price of less than $29.4102 (adjusted for stock splits, stock dividends, and the like), immediately prior to the completion of the public offering or conversion, the Ratchet Preferred conversion price would have been adjusted so that, the product of (1) the number of shares of common stock issuable upon conversion of such share of Ratchet Preferred at such adjusted Ratchet Preferred conversion price multiplied by (2) the public offering price, equal $29.4102 (adjusted for stock splits, stock dividends, and the like).
If the Company issued or sold additional common stock (outside of stock split, stock dividends, and the like), at a price less than the then effective Ratchet Preferred conversion price or Series E preferred conversion price, the then existing Ratchet Preferred conversion price or Series E preferred conversion price would be reduced by a fraction with the numerator being (1) the number of shares of common stock deemed outstanding, as defined, immediately prior to such issue or sale, plus (2) the number of shares of common stock that the aggregate consideration received or deemed received by the Company for the total number of additional shares of common stock so issued would purchase at such then-existing Series E Preferred Conversion Price or Ratchet Preferred Conversion Price, as applicable, and the denominator being the number of shares of common stock deemed outstanding immediately prior to such issue or sale plus the total number of additional shares of common stock so issued. No adjustment would have been made to the Series E or Ratchet Preferred conversion price in an amount less than 1% of such conversion price, but would otherwise be included in any subsequent adjustment. Through the date the Ratchet Preferred stock was converted, there were no adjustments made pursuant to these provisions.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liquidation Rights
If a merger or acquisition, change of control, sale of the Company, liquidation or winding of the business, the holders of Series D, Series E, Series F, Series G, and Series H shall be entitled to receive, in preference of Early Preferred, Series C* Preferred Stock, and common stocks, an amount per share of $8.4426, $21.8574, $19.6068, $19.8252, and $30.231 respectively, plus any declared but unpaid dividends prior to any other distributions, on a pari passu basis. After the distribution to Series D, Series E, Series F, and Series G, holders of Series C* shall be entitled to receive, in preference of Early Preferred and common stocks, an amount of $6.84 per share, plus any declared but unpaid dividends. After the distribution to Series G, Series F, Series E, Series D, and Series C*, the holders of Early Preferred are entitled to receive an amount of $1.998, $1.998, $6.522, and $13.038 per share respectively, plus any declared but unpaid dividends, on a pari passu basis.
After the distribution to Series Preferred, the holders of Class A-1 common stock, in preference of Class A and Class B common stock, shall be entitled to receive an amount of $2.82 per share. After the distribution to Series Preferred and Class A-1 common stock set forth above, the remaining assets of the Company shall be distributed ratably to the holders of all common stock and preferred stock on an as-if-converted to Class A common basis or Class B common basis, as applicable.
In the event that, after distributions set forth above, the holders of Series D, Series F, Series G, and Series H Preferred Stock have not received an amount per share of $12.6642, $29.4102, $29.7378, and $45.3468 respectively, the holders of Series D, Series F, Series G, and Series H Preferred Stock shall be entitled to receive additional amounts per share until they receive an amount per share of $12.6642, $29.4102, $29.7378, and $45.3468 respectively, by (1) reducing common stock, Early Preferred, Series C* and Series E ratably in proportion to their full amounts; (2) reducing Class A-1 common ratably in proportion to their full amounts; (3) reducing Early Preferred ratably in proportion to their full amounts; (4) reducing Series C* ratably in proportion to their full amounts; and (5) reducing Series E ratably in proportion to their full amounts.
Redeemable Convertible Preferred Stock
As the shares of redeemable convertible preferred stock were redeemable upon a deemed liquidation event as discussed in the Liquidation Rights, and because the Company determined that such a deemed liquidation would be outside of its control, the redeemable convertible preferred stock were recorded at issuance date fair value outside of stockholders’ equity (deficit) in the Redeemable Convertible Preferred Stock section of the consolidated balance sheet. As it was uncertain as to when a redemption event may occur, if ever, the carrying amounts of the redeemable convertible preferred stock are not accreted to their redemption value until such event were to become probable.
Redeemable Convertible Class A-1 Common Stock
Redeemable convertible Class A-1 common stock outstanding as of April 30, 2020, consisted of the following (in thousands, except share amounts):

	As of April 30, 2020
	Shares		Liquidation Amount	Carrying Value
	Authorized	Outstanding
Class A-1 common stock	6,666,667	6,666,665	$18,800	$18,800
As noted above the Class A-1 common stock has similar rights and privileges upon a liquidation event as the redeemable convertible preferred stock prior to its conversion into Class A common stock.
Dividends
Each share of preferred stock and common stock shall have the right to receive cash dividends, when and if declared by the board of directors. Prior and in preference to dividends on common stock, the holders of Series Preferred stock are entitled to receive non-cumulative cash dividends, at a rate of 6% of the original issue price of $1.998, $1.998, $6.522, $13.038, $6.84, $8.4426, $21.8574, $19.6068, $19.8252, and $30.231 per share for Series A*, B*, B-1A*, B-1B*, C*, D, E, F, G, and H Preferred Stock, respectively, as adjusted for stock dividends, combinations, splits, recapitalizations and the like, per annum, out of any assets at the time legally available therefor, when, as and if declared by the board of directors. If dividends are paid on any share of common stock, the Company shall pay equivalent additional dividend on all outstanding shares of Series Preferred stock on an as-if-converted to common stock basis.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No dividends on preferred stock or common stock have been declared by the board of directors as of April 30, 2021 and 2020 and 2019.
Voting Rights
In the event of a qualified public offering in which Series A* preferred stock converts to Class B common stock, Class B common stock will have full voting rights equivalent to 50 multiplied by the number of shares held. Each holder of Series B*, B-1A*, B-1B*, C*, D, E, F, G, and H preferred stock, Class A common stock and Class A-1 common stock that is not a holder of Series A* has full voting rights equivalent to the number of shares held. All voting securities shall vote together and not as a separate class.
9. Stockholders’ Equity
Preferred Stock
The Company has authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of April 30, 2021 there were no shares of preferred stock issued or outstanding.
Common Stock
The Company has authorized the issuance of 1,000,000,000 shares of Class A common stock and 3,500,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 50 votes. Class A and Class B common stock have a par value of $0.001 per share and are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
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
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”), optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding common shares upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The net proceeds during the fiscal years ended April 30, 2021, 2020 and 2019 were $6.0 million, $1.9 million and $1.1 million, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. The Company has recorded a current liability of $5.3 million and $2.2 million as of April 30, 2021 and 2020, respectively. Unvested Class A common stock of 1,091,306 and 663,763 shares as of April 30, 2021 and 2020, respectively were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 10. Stock-Based Compensation for more information.
Third-Party Stock Transactions
In October 2019, the Company announced and completed a tender offer to repurchase Class A common stock of 163,685 shares and vested stock options of 811,189 shares from employees and officers at a price of $30.2310 per share. The repurchase transactions for vested stock options were conducted as net cash settlements where the holders of vested stock options received the difference between the repurchase price and the respective option exercise price. The total net transaction price was $28.5 million. The Company recognized $24.9 million in compensation expense related to the shares repurchased for the difference between the repurchase price and the fair value of the Company’s common stock at the time of repurchase.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Stock-Based Compensation
On June 29, 2012, the Company adopted the 2012 Incentive Plan. The 2012 Incentive Plan provided for the grant of stock-based awards to employees, non-employee directors, and other service providers of the Company. The 2012 Incentive Plan was terminated in December 2020 in connection with the IPO but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2012 Incentive Plan. No further equity awards will be granted under the 2012 Incentive Plan. With the establishment of the 2020 Equity Incentive Plan (the “2020 Incentive Plan”) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2012 Incentive Plan, an equal number of shares of Class A common stock will become available for grant under the 2020 Plan (the “Returning Shares”).
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other equity awards. A total of 67,535,205 shares of Class A common stock were initially reserved for issuance under the 2020 Incentive Plan, including any Returning Shares that become available from time to time. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan.
On November 27, 2020, the Company’s board of directors also adopted, and its stockholders also approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective immediately prior to the IPO. The 2020 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 3,000,000 shares of Class A common stock were initially reserved for future issuance under the 2020 ESPP. The number of shares of Class A common stock reserved for issuance under the 2020 ESPP is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 ESPP. The 2020 ESPP permits participants to purchase shares of Class A common stock in an amount not exceeding 15% of their earnings during the relevant offering period. The offering dates and purchase dates for the 2020 ESPP are determined at the discretion of the Company’s board of directors. As of April 30, 2021, the Company had not yet launched its 2020 ESPP.
Stock Options to Acquire Class A Common Stock
These stock options generally expire 10 years from the date of grant, or earlier if services are terminated. Generally, each stock option for common stock is subject to a vesting schedule such that one fifth of the award vests after the first-year anniversary and one-sixtieth of the award vests each month thereafter over the remaining four years, subject to continuous service.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s option activity during the periods indicated was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2019	23,372	$2.46	7.98	$50,679
Options granted	16,619	$4.86
Options exercised	(1,809)	$2.34
Options cancelled	(5,305)	$3.84
Balance as of April 30, 2020	32,877	$3.48	8.03	$116,962
Options granted	14,504	11.50
Options exercised	(5,799)	2.90
Options cancelled	(3,095)	5.89
Balance as of April 30, 2021	38,487	$6.39	7.98	$2,304,714
Vested and exercisable as of April 30, 2021	13,290	$3.35	6.55	$835,990
Vested and expected to vest as of 4/30/2021(1)	39,578	$6.35	7.98	$2,371,708
(1) The number of options vested and expected to vest as of April 30, 2021 includes early exercised, unvested Class A common stock. Refer to Note 9. Stockholders’ Equity for more information.
The weighted average grant date fair value of options granted during the fiscal year ended April 30, 2021 was $6.17. Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised during the fiscal year ended April 30, 2021 was $137.3 million. The total grant date fair value of options vested during the fiscal year ended April 30, 2021 was $15.0 million.
As of April 30, 2021, there was $97.8 million of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 3.8 years.
The grant-date fair value of the options issued for the fiscal years ended April 30, 2021 and 2020 are estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Fiscal Year Ended April 30,
	2021	2020
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	43.8%	38.6%
Expected term (years)	6.3	6.3
Risk-free interest rate	0.4%	1.7%
Restricted Stock Units
During the fiscal year ended April 30, 2021, the Company began granting RSUs to its employees. No RSUs were granted prior to the IPO. The RSUs are typically subject to service-based vesting conditions satisfied over five years with one-fifth of the award vesting after the first-year anniversary and one-twenty-fifth of the award vesting quarterly thereafter. The related stock-based compensation is recognized on a straight-line basis over the requisite service period. For the fiscal year ended April 30, 2021, the Company recognized stock-based compensation expense of $1.0 million associated with such RSUs.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s RSU activities and related information is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2020	—	$—
RSUs granted	447	$74.52
RSUs vested	—	$—
RSUs forfeited	—	$—
Unvested Balance as of April 30, 2021	447	$74.52
As of April 30, 2021, there was $32.2 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 4.8 years.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s consolidated statements of operations (in thousands):

	Fiscal Year Ended April 30,
	2021	2020	2019
Cost of subscription	$828	$370	$149
Cost of professional services	376	122	69
Sales and marketing	9,080	3,074	1,739
Research and development	2,950	1,223	781
General and administrative	8,506	3,521	1,529
Total stock-based compensation expense	$21,740	$8,310	$4,267
Shareholder Loan
In January 2018, in connection with the Series F preferred stock financing, the Company issued 1,251,921 shares of Series F preferred stock in exchange for a note receivable of $24.5 million from its CEO. Prior to the automatic conversion of all Series F preferred stock outstanding into Class A common stock upon the completion of the IPO, the underlying shares of Series F preferred stock were legally outstanding though were not included in the carrying amounts of preferred stock as the note receivable is treated as an equity classified stock-based option grant. In September 2020, the Company’s CEO paid the outstanding full recourse promissory note and accrued interest in the amount of $26.0 million. No interest income was recorded for the note. Refer to Note 13. Related Party Transactions for more information.
11. Income Taxes
The components of the Company’s net loss before provision for income taxes for the fiscal years ended April 30, 2021, 2020 and 2019 was as follows (in thousands):

	Fiscal Year Ended April 30,
	2021	2020	2019
Domestic	$(58,407)	$(69,887)	$(33,868)
Foreign	3,415	889	788
Net loss before provision for income taxes	$(54,992)	$(68,998)	$(33,080)
The components of the Company’s provision for income taxes for the fiscal years ended April 30, 2021, 2020 and 2019 was as follows (in thousands):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 30,
	2021	2020	2019
Current expense
Federal	$—	$—	$—
State	286	113	2
Foreign	418	267	264
Total	704	380	266
Deferred expense
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total	—	—	—
Total provision for income taxes	$704	$380	$266
The reconciliation of U.S. federal statutory rate to the Company’s effective tax rate was follows (in thousands):

	Fiscal Year Ended April 30,
	2021	2020	2019
Expected benefit at federal statutory rate	$(11,628)	$(14,489)	$(6,947)
State tax expense—net of federal benefit	286	113	2
Impact of foreign operations	(299)	85	306
Federal research and development credit	(694)	(530)	(389)
Change in valuation allowance	30,587	14,837	6,587
Stock-based compensation	(17,667)	(23)	337
Meals and entertainment	35	242	207
Other permanent items	84	145	163
Total provision for income taxes	$704	$380	$266
The difference in the Company’s effective tax rate and the U.S. federal statutory tax rate is primarily due to recording a full valuation allowance on the Company’s U.S. deferred tax assets.
The components of deferred tax assets and liabilities as of April 30, 2021 and 2020 was as follows (in thousands):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of April 30,
	2021	2020
Deferred tax assets
Accrued payroll	$889	$2,081
Other accruals & reserves	4,053	3,174
Operating lease liability	1,323	2,235
Deferred revenue	1,258	2,959
Depreciation	1,588	1,365
Net operating losses	73,189	40,242
R&D tax credit	4,778	3,617
Stock based compensation	3,690	2,628
Other	327	(7)
Gross deferred tax assets	91,095	58,294
Valuation allowance	(88,015)	(55,812)
Total deferred tax assets	3,080	2,482
Deferred tax liabilities
Prepaid expenses	(1,883)	(436)
Operating lease right-of-use assets	(1,197)	(2,046)
Total deferred tax liabilities	(3,080)	(2,482)
Net deferred tax assets (liabilities)	$—	$—
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its net deferred tax assets, the Company considers all available evidence, including cumulative losses since inception and expected future losses and as such, management does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the U.S. and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements. The valuation allowance as of April 30, 2021 and 2020 was $88.0 million and $55.8 million, respectively. The increase of $32.2 million in the Company’s valuation allowance compared to the prior fiscal year was primarily due to an increase in deferred tax assets arising from net operating loss.
As of April 30, 2021 and 2020, the Company had net operating loss carryforwards for federal income tax purposes of approximately $308.3 million and $168.6 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning in year 2029. Federal research and development tax credit carryforwards of approximately $5.4 million, will expire beginning in 2032 if not utilized. Federal charitable contribution carryforwards of approximately $14.3 million will expire beginning in 2022 if not utilized. Federal capital loss carryforwards of approximately $1.0 million will begin to expire in 2026 if not utilized.
In addition, as of April 30, 2021 and 2020, the Company had net operating loss carryforwards for state income tax purposes of approximately $139.7 million and $73.2 million, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in the year 2032. The Company had state research and development tax credit carryforwards of approximately $5.3 million. The state research and development tax credits do not expire. State capitol loss carryforwards of approximately $0.4 million will begin to expire in 2026 if not utilized.
The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards if there is a change in ownership as provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization.
A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in thousands):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of April 30,
	2021	2020
Balance as of May 1	$4,048	$3,037
Increases for tax positions related to the current year	1,285	1,011
Balance as of April 30	$5,333	$4,048
As of April 30, 2021, no amount of unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate, given the Company’s full valuation allowance position. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2021 and 2020, the Company has no cumulative interest and penalties related to unrecognized tax benefits. The Company does not anticipate a significant change in the unrecognized tax benefits over the next 12 months.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act did not have a material impact on the Company’s provision for income taxes for the fiscal year ended April 30, 2021.
The American Rescue Plan Act of 2021 (“ARPA”) was signed by President Biden on March 11, 2021. The legislation revised IRC Section 162(m) which will go into effect beginning with tax years that begin after December 31, 2026. It expanded the definition of “covered employees” to include an additional five highest-compensated employees which do not remain as covered employees indefinitely. The Company has assessed the relevant provisions and concludes the tax provisions of the ARPA did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended April 30, 2021.
12. Net Loss Per Share Attributable to Common Stockholders
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
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period to the extent they are dilutive. For purposes of this calculation, the convertible preferred, stock options, and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented. Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for years ended April 30, 2021, 2020 and 2019.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 30,
	2021	2020	2019
Numerator
Net loss attributable to common stockholders	$(55,696)	$(69,378)	$(33,346)
Denominator
Basic and diluted weighted-average Class A common shares outstanding	56,678	29,133	18,662
Basic and diluted weighted-average Class A-1 common shares outstanding	6,667	6,667	6,667
Basic and diluted weighted-average Class B common shares outstanding	3,500	—	—
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A common shares outstanding	$(0.90)	$(1.94)	$(1.32)
Basic and diluted net loss per Class A-1 common shares outstanding	$(0.55)	$(1.94)	$(1.32)
Basic and diluted net loss per Class B common shares outstanding	$(0.35)	$—	$—
At April 30, 2021, 2020 and 2019, the Company’s potentially dilutive securities were convertible preferred stock and stock options, which have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share attributable to common stockholders. Based on the amounts outstanding at April 30, 2021, 2020 and 2019, the potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows:

	Fiscal Year Ended April 30,
	2021	2020	2019
Convertible preferred stock
Series A*	—	3,499,992	3,499,992
Series B*	—	4,559,999	4,559,999
Series B-1A*	—	2,430,635	2,430,635
Series B-1B*	—	92,769	92,769
Series C*	—	2,779,738	2,779,738
Series D	—	12,278,422	12,278,422
Series E	—	540,003	540,003
Series F	—	5,399,581	5,399,581
Series G	—	3,893,701	2,610,376
Series H	—	1,653,928	—
Stock options	39,577,809	33,533,380	23,821,538
RSUs	447,095	—	—

13. Related Party Transactions
Shareholder Loan
In January 2018, the Company issued 1,251,921 shares of Series F Preferred Stock in exchange for a non-recourse promissory note to Thomas M. Siebel, the Company’s CEO, in the amount of $24.5 million. The promissory note has a term of five years with the ability to renew for up to four successive one-year periods and bears interest at a rate of 2.18% per annum, compounded annually. In September 2020, Mr. Siebel paid the outstanding promissory note in full including accrued interest in the total amount of $26.0 million. Refer to Note 10. Stock-Based Compensation for more information.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In October 2019, the Company also completed a tender offer to repurchase Class A common stock and vested stock options from employees, including officers, at a price of $30.2310 per share. Refer to Note 9. Stockholders’ Equity for more information.
Revenue Transactions with Baker Hughes Company
In June 2019, the Company entered into multiple agreements with Baker Hughes Company (“Baker Hughes”) under which Baker Hughes received a three-year subscription to use the Company’s software. These agreements were revised in June 2020 to extend the term to five years and modify the subscription fees due. Under the revised agreements, Baker Hughes has made minimum, non-cancelable revenue commitments, which are inclusive of their direct subscription fees and third party revenue generated through a joint marketing arrangement with Baker Hughes, in the amount of $46.7 million in fiscal year 2020, $53.3 million in fiscal year 2021, $75.0 million in fiscal year 2022, $125.0 million in fiscal year 2023, and $150.0 million in fiscal year 2024. During the fiscal year ended April 30, 2021, the Company recognized total revenue of $55.9 million related to this arrangement. For future periods, any shortfalls against the total annual revenue commitment made to the Company by Baker Hughes will be assessed and recorded.
Under the joint marketing arrangement, the Company is obligated to pay Baker Hughes a sales commission on subscriptions and services offerings it resells in excess of these minimum revenue commitments. The Company recognized $8.3 million of sales commission as deferred costs during the fiscal year ended April 30, 2021 related to this arrangement, which will be amortized over an expected period of five years. As of April 30, 2021, the current portion of deferred costs of $1.7 million was included in prepaid expenses and other current assets and the non-current portion of $6.6 million was included in other assets, non-current. The Company amortized an immaterial amount of deferred commissions during the fiscal year ended April 30, 2021, and this amount was included in sales and marketing expense in the consolidated statements of operations.
The sales commissions of $8.3 million is payable to Baker Hughes over the term of three-years based on the agreement. As of April 30, 2021, accrued and other current liabilities included $3.4 million and other long-term liabilities included $4.9 million. The Company did not incur any sales commission related to this arrangement during the fiscal years ended April 30, 2020 and 2019.
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $30.6 million, $40.4 million and $0.1 million during the fiscal years ended April 30, 2021, 2020 and 2019, respectively and recognized professional services revenue from Baker Hughes of $4.8 million, $0.3 million and nil for the fiscal years ended April 30, 2021, 2020, and 2019, respectively. As of April 30, 2021 and 2020, accounts receivable, net included $15.2 million and $0.3 million and deferred revenue, current included $7.7 million and 1.5 million, respectively.
The Company recognized cost of subscription revenue from Baker Hughes, of $0.1 million, nil and nil for the fiscal years ended April 30, 2021, 2020 and 2019, respectively. As of April 30, 2021 and 2020, accounts payable included $0.1 million and nil, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of April 30, 2021 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2021 annual meeting of stockholders, or our 2021 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended April 30, 2021, and is incorporated herein by reference.
Our board of directors has adopted a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations section on our website, which is located at https://ir.c3.ai. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of conduct by posting such information in the investor relations section of our website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference as indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-250082	3.4	November 30, 2020
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-250082	4.1	November 30, 2020
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated August 15, 2019.	S-1/A	333-250082	4.2	November 23, 2020
4.2.1*	Amendment to Registration Rights Agreement and Waiver of Registration Rights and Notice by and among the Registrant and certain of its stockholders, dated December 3, 2020
4.3	Voting Agreement by and among the Registrant, Thomas M. Siebel and Patricia A. House, dated January 15, 2015.	S-1	333-250082	4.3	November 13, 2020
4.4*	Description of Capital Stock of the Registrant.
10.1+	C3.ai, Inc. Amended and Restated 2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-250082	10.1	November 13, 2020
10.2+	C3.ai, Inc. 2020 Equity Incentive Plan and forms thereunder.	S-1/A	333-250082	10.2	November 30, 2020
10.2.1*+	C3.ai, Inc. 2020 Equity Incentive Plan forms of international award agreements.
10.3+	C3.ai, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-250082	10.3	November 30, 2020
10.4+	Offer Letter by and between the Registrant and Edward Y. Abbo, dated July 22, 2009.	S-1	333-250082	10.4	November 13, 2020
10.5+	Offer Letter by and between the Registrant and Houman Behzadi, dated January 6, 2010.	S-1	333-250082	10.5	November 13, 2020

10.6+	Revised Offer Letter by and between the Registrant and Edward Y. Abbo, dated July 15, 2011.	S-1	333-250082	10.6	November 13, 2020
10.7+	Amended and Restated Advisor Agreement by and between the Registrant and Jim Hagemann Snabe, dated September 13, 2020.	8-K	001-39744	10.1	March 1, 2021
10.8+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-8	333-253944	10.1	March 5, 2021
10.9	Lease by and between the Registrant and Google LLC (as successor-in-interest to VII Pac Shores Investors, LLC), dated October 28, 2011.	S-1	333-250082	10.7	November 13, 2020
10.9.1	First Amendment to Lease by and between the Registrant and Google LLC, dated April 4, 2017.	S-1	333-250082	10.8	November 13, 2020
10.9.2	Second Amendment to Lease by and between the Registrant and Google LLC, dated November 7, 2017.	S-1	333-250082	10.9	November 13, 2020
10.10#	Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 6, 2019.	S-1	333-250082	10.10	November 13, 2020
10.10.1#	First Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated September 26, 2019.	S-1	333-250082	10.11	November 13, 2020
10.10.2#	Second Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 1, 2020.	S-1	333-250082	10.12	November 13, 2020
10.11	Common Stock Purchase Agreement by and between the Registrant and Spring Creek Capital, LLC, dated as of November 25, 2020.	S-1/A	333-250082	10.13	November 30, 2020
10.12	Common Stock Purchase Agreement by and between the Registrant and Microsoft Corporation, dated as of November 27, 2020.	S-1/A	333-250082	10.14	November 30, 2020
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
__________________
*      Filed herewith.
**    The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+      Indicates management contract or compensatory plan.
#      Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (1) the omitted information is not material and (2) the omitted information would likely cause competitive harm to the registrant if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C3.ai, Inc.

Date: June 25, 2021	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Siebel and David Barter, and each one of them, as his or her true and lawful attorney-in-fact and agent, with the power of substitution and re-substitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Siebel
Thomas M. Siebel	Chief Executive Officer and Chairman of the Board	June 25, 2021
(Principal Executive Officer)

/s/ David Barter
David Barter	Senior Vice President and Chief Financial Officer	June 25, 2021
(Principal Financial and Accounting Officer)

/s/ Patricia A. House
Patricia A. House	Director	June 25, 2021

/s/ Richard C. Levin
Richard C. Levin	Director	June 25, 2021

/s/ Michael G. McCaffery
Michael G. McCaffery	Director	June 25, 2021

/s/ Nehal Raj
Nehal Raj	Director	June 25, 2021

/s/ Condoleezza Rice
Condoleezza Rice	Director	June 25, 2021

/s/ S. Shankar Sastry
S. Shankar Sastry	Director	June 25, 2021

/s/ Bruce Sewell
Bruce Sewell	Director	June 25, 2021

/s/ Lorenzo Simonelli
Lorenzo Simonelli	Director	June 25, 2021

/s/ Jim H. Snabe
Jim H. Snabe	Director	June 25, 2021

/s/ Stephen M. Ward, Jr.
Stephen M. Ward, Jr.	Director	June 25, 2021