Form 10-Q
period 2021-07-31
C3.ai, Inc.
filed 2021-09-02
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 27, 2021, the registrant had outstanding 100,608,515 shares of Class A common stock and 3,499,992 shares of Class B common stock.

		Page
Special Note Regarding Forward-looking Statements
Selected Risks Affecting Our Business
Part I. Financial Information		8
Item 1.	Financial Statements (unaudited)	8
	Condensed Consolidated Balance Sheets	8
	Condensed Consolidated Statements of Operations	9
	Condensed Consolidated Statements of Comprehensive Loss	10
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock, Redeemable Convertible Class A-1 Common Stock and Stockholders’ Equity (Deficit)	11
	Condensed Consolidated Statements of Cash Flows	12
	Notes to Condensed Consolidated Financial Statements	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
Part II. Other Information		45
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 6.	Exhibits	82
Signatures		84

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
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our growth strategies for our C3 AI Suite and C3 AI Applications;
•our expectations regarding our C3 AI CRM and C3 AI Ex Machina solutions;
•the estimated addressable market opportunity for our C3 AI Suite and C3 AI Applications;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•the effects of the ongoing coronavirus, or COVID-19, pandemic or other public health crises;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

SELECTED RISKS AFFECTING OUR BUSINESS
Investing in our Class A common stock involves numerous risks, including the risks described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Below is a summary of some of the risks and uncertainties as of the date of the filing of this Quarterly Report on Form 10-Q, any one of which could materially adversely affect our business, financial condition, operating results, and prospects. You should read this summary together with the more detailed description of each risk factor contained below.
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
•If we were to lose the services of our Chief Executive Officer, or CEO, or other members of our senior management team, we may not be able to execute our business strategy.
•The ongoing COVID-19 pandemic had and could continue to have an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and our customers operate.
•Our actual or perceived failure to comply with privacy, data protection, and information security laws, regulations, and obligations could harm our business.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	July 31, 2021	April 30, 2021
Assets
Current assets
Cash and cash equivalents	$273,779	$115,355
Short-term investments	825,211	978,020
Accounts receivable, net of allowance of $57 and $812 as of July 31, 2021 and April 30, 2021, respectively(1)	55,831	65,460
Prepaid expenses and other current assets(2)	12,564	14,302
Total current assets	1,167,385	1,173,137
Property and equipment, net	5,687	6,133
Goodwill	625	625
Other assets, non-current(3)	17,843	16,582
Total assets	$1,191,540	$1,196,477
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$10,051	$12,075
Accrued compensation and employee benefits	14,757	21,829
Deferred revenue, current(5)	98,217	72,263
Accrued and other current liabilities(6)	17,108	18,318
Total current liabilities	140,133	124,485
Deferred revenue, non-current	1,680	2,964
Other long-term liabilities(7)	5,932	7,853
Total liabilities	147,745	135,302
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of July 31, 2021 and April 30, 2021; 100,367,938 and 98,667,121 shares issued and outstanding as of July 31, 2021 and April 30, 2021, respectively	101	99
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of July 31, 2021 and April 30, 2021; 3,499,992 and 3,499,992 shares issued and outstanding as of July 31, 2021 and April 30, 2021, respectively	3	3
Additional paid-in capital	1,430,296	1,410,325
Accumulated other comprehensive income	187	81
Accumulated deficit	(386,792)	(349,333)
Total stockholders’ equity	1,043,795	1,061,175
Total liabilities and stockholders’ equity	$1,191,540	$1,196,477
(1) Including amounts from a related party of $1,259 and $15,180 as of July 31, 2021 and April 30, 2021, respectively.
(2) Including amounts from a related party of $1,662 and $1,662 as of July 31, 2021 and April 30, 2021, respectively.
(3) Including amounts from a related party of $6,187 and $6,602 as of July 31, 2021 and April 30, 2021, respectively.
(4) Including amounts from a related party of $112 and $56 as of July 31, 2021 and April 30, 2021, respectively.
(5) Including amounts from a related party of $24,637 and $7,697 as of July 31, 2021 and April 30, 2021, respectively.
(6) Including amounts from a related party of $2,551 and $3,413 as of July 31, 2021 and April 30, 2021, respectively.
(7) Including amounts from a related party of $2,448 and $4,895 as of July 31, 2021 and April 30, 2021, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2021	2020
Revenue
Subscription(1)	$46,122	$35,695
Professional services(2)	6,284	4,788
Total revenue	52,406	40,483
Cost of revenue
Subscription(3)	9,213	8,587
Professional services	3,812	1,912
Total cost of revenue	13,025	10,499
Gross profit	39,381	29,984
Operating expenses
Sales and marketing(4)	36,822	14,358
Research and development	26,712	13,264
General and administrative	12,364	5,687
Total operating expenses	75,898	33,309
Loss from operations	(36,517)	(3,325)
Interest income	345	580
Other (expense) income, net	(899)	3,018
Net (loss) income before provision for income taxes	(37,071)	273
Provision for income taxes	388	123
Net (loss) income	$(37,459)	$150
Net (loss) income attributable to Class A common shareholders, basic and diluted	$(0.37)	$0.00
Net (loss) income attributable to Class A-1 common shareholders, basic and diluted	$—	$0.00
Net (loss) income attributable to Class B common shareholders, basic and diluted	$(0.37)	$0.00
Weighted-average shares used in computing net (loss) income per share attributable to Class A common stockholders, basic and diluted	98,655	30,624
Weighted-average shares used in computing net (loss) income per share attributable to Class A-1 common stockholders, basic and diluted	—	6,667
Weighted-average shares used in computing net (loss) income per share attributable to Class B common stockholders, basic and diluted	3,500	—
(1) Including related party revenue of $10,208 and $6,810 for the three months ended July 31, 2021 and 2020, respectively.
(2) Including related party revenue of $2,074 and nil for the three months ended July 31, 2021 and 2020, respectively.
(3) Including related party cost of revenue of $117 and nil for the three months ended July 31, 2021 and 2020, respectively.
(4) Including related party sales and marketing expense of $61 and nil for the three months ended July 31, 2021 and 2020, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2021	2020
Net (loss) income	$(37,459)	$150
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	106	(167)
Total comprehensive loss	$(37,353)	$(17)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
REDEEMABLE CONVERTIBLE CLASS A-1 COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2021	—	$—	—	$—	102,167	$102	$1,410,325	$81	$(349,333)	$1,061,175
Issuance of Class A common stock	—	—	—	—	1,693	2	5,000	—	—	5,002
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	1,059	—	—	1,059
Vesting of restricted stock units	—	—	—	—	8	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	13,912	—	—	13,912
Other comprehensive income	—	—	—	—	—	—	—	106	—	106
Net loss	—	—	—	—	—	—	—	—	(37,459)	(37,459)
Balance as of July 31, 2021	—	$—	—	$—	103,868	$104	$1,430,296	$187	$(386,792)	$1,043,795

	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2020	37,129	$375,207	6,667	$18,800	31,210	$31	$110,485	$424	$(293,637)	$(182,697)
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	132	—	335	—	—	335
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	—	—	2,480	—	—	2,480
Other comprehensive loss	—	—	—	—	—	—	—	(167)	—	(167)
Net income	—	—	—	—	—	—	—	—	150	150
Balance as of July 31, 2020	37,129	$375,207	6,667	$18,800	31,342	$31	$113,518	$257	$(293,487)	$(179,681)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(37,459)	$150
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,141	1,028
Non-cash operating lease cost	857	842
Stock-based compensation expense	13,912	2,480
Other	(875)	(100)
Changes in operating assets and liabilities
Accounts receivable(1)	10,383	(29,588)
Prepaid expenses, other current assets and other assets(2)	2,097	556
Accounts payable(3)	(2,067)	(169)
Accrued compensation and employee benefits	(7,072)	(5,047)
Operating lease liabilities	(932)	(886)
Other liabilities(4)	(3,633)	847
Deferred revenue(5)	24,670	46,949
Net cash provided by operating activities	1,022	17,062
Cash flows from investing activities:
Purchases of property and equipment	(511)	(654)
Capitalized software development costs	(500)	—
Purchases of investments	(95,948)	(36,970)
Maturities and sales of investments	248,986	109,759
Net cash provided by investing activities	152,027	72,135
Cash flows from financing activities:
Proceeds from Payroll Protection Program loan	—	6,343
Payment of deferred offering costs	(71)	—
Proceeds from exercise of Class A common stock options	5,046	335
Net cash provided by financing activities	4,975	6,678
Net increase in cash, cash equivalents and restricted cash	158,024	95,875
Cash, cash equivalents and restricted cash at beginning of period	116,255	33,604
Cash, cash equivalents and restricted cash at end of period	$274,279	$129,479
Cash and cash equivalents	$273,779	$128,979
Restricted cash included in other assets	500	500
Total cash, cash equivalents and restricted cash	$274,279	$129,479
Supplemental disclosure of cash flow information—cash paid for income taxes	$235	$138
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$326	$243
Unpaid liabilities related to intangible purchases	$2,500	$—
Deferred offering costs included in accounts payable and accrued liabilities	$34	$—
Vesting of early exercised stock options	$1,059	$218
(1)Including changes in related party balances of $(13,921) and $9 for the three months ended July 31, 2021 and 2020, respectively.
(2)Including changes in related party balances of $(415) and nil for the three months ended July 31, 2021 and 2020, respectively.
(3)Including changes in related party balances of $56 and nil for the three months ended July 31, 2021 and 2020, respectively.
(4)Including changes in related party balances of $(3,309) and nil for the three months ended July 31, 2021 and 2020, respectively.
(5)Including changes in related party balances of $16,940 and $21,190 for the three months ended July 31, 2021 and 2020, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. (including its subsidiaries, “C3 AI” or “the Company”) is an enterprise artificial intelligence (“AI”) software provider. C3 AI Suite supports accelerating digital transformation in various industries with its C3 AI Suite software platform and prebuilt and configurable C3 AI Applications for a variety of business use cases including predictive maintenance, fraud detection, sensor network health, supply network optimization, energy management, anti-money laundering, and customer engagement. The Company supports customers in the United States, Europe, and the rest of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
Reclassification and Reverse Stock Split
In November 2020, the Company amended and restated its certificate of incorporation to effect a reclassification of the Company’s prior Class B common stock and Class C common stock into Class A common stock, and redeemable convertible Class B-1 common stock into a new redeemable convertible Class A-1 common stock. The rights, including the liquidation, dividend, and voting rights, are substantially identical for each class of common stock reclassified. All references to prior Class B common stock and Class C common stock have been recast to Class A common stock, and all references to redeemable convertible Class B-1 common stock have been recast to redeemable convertible Class A-1 common stock in these condensed consolidated financial statements to give retrospective effect to the reclassification for all periods presented. The Company also authorized a new Class B common stock. The rights, including the liquidation and dividend rights, of the Class A common stock and the new Class B common stock are substantially identical, other than the voting rights and conversion rights upon transfer of the Class B common stock. See Note 8. Stockholders’ Equity for more information.
Additionally, the Company effected a 6-for-1 reverse stock split of the Company’s outstanding common stock, preferred stock, and stock option awards. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split. The authorized shares of the Class A common stock, new Class A-1 common stock, new Class B common stock and preferred stock were also adjusted to 390,000,000 shares, 6,666,667 shares, 21,000,000 shares, and 233,107,379 shares, respectively. All authorized, issued, and outstanding shares of common stock, preferred stock, stock option awards, and per share data included in these condensed consolidated financial statements have been recast to give retrospective effect to the adjusted authorized shares and reverse stock split for all periods presented.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
condensed consolidated balance sheet. Upon completion of the IPO, $7.2 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds.
The Company also completed a concurrent private placement immediately subsequent to the closing of the IPO, in which the Company issued and sold 2,380,952 and 1,190,476 shares, respectively, of its Class A common stock at $42.00 per share to Spring Creek Capital LLC, an affiliate of Koch Industries, Inc., and Microsoft Corporation (the “Concurrent Private Placement”). The Company received aggregate proceeds of $150.0 million and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in the Concurrent Private Placement.
Basis of Presentation and Principles of Consolidation
The Company prepares its unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, which was filed with the SEC on June 25, 2021.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2021, and the results of operations for the three months ended July 31, 2021. The results of operations for the three months ended July 31, 2021, are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of C3.ai, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers and estimating variable consideration, the estimated expected benefit period for deferred contract acquisition costs, the useful lives of long-lived assets and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Fiscal Year
The Company’s fiscal year ends on April 30.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2021, which was filed with the SEC on June 25, 2021. There have been no significant changes to these policies during the three months ended July 31, 2021.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (1) within the same periods as those otherwise applicable to public business entities or (2) within the same time periods as private companies, including early adoption when permissible.
The Company has elected to adopt new or revised accounting guidance within the same time period as private companies.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. The guidance is effective for the fiscal year beginning May 1, 2021. Early adoption is permitted. The Company adopted this guidance effective May 1, 2021 on a prospective basis, and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The amendments in this update simplify various aspects of the accounting for income tax by eliminating certain exceptions to the general approach under existing accounting guidance provided by ASC 740, Income Taxes, and clarifies certain aspects of the existing guidance to promote more consistent application. The amendments in this new standard include, the elimination of exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but could elect to do so. The guidance is effective for the Company beginning May 1, 2022. Early adoption is permitted. The Company adopted this guidance effective May 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended July 31,
	2021	2020
North America (1)	$36,452	$28,805
Europe, the Middle East and Africa (1)	12,219	10,253
Asia Pacific (1)	3,735	1,425
Total revenue	$52,406	$40,483
__________________
(1)The United States comprised 69% and 71% of the Company’s revenue in the three months ended July 31, 2021 and 2020, respectively. France comprised 13% and 11% of the Company’s revenue in the three months ended July 31, 2021 and 2020, respectively. No other country comprised 10% or greater of the Company’s revenue for each of the three months ended July 31, 2021 and 2020.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred Revenue
The following table reflects the deferred revenue balance (in thousands):

	As of July 31,	As of April 30,
	2021	2021
Deferred revenue, current	$98,217	$72,263
Deferred revenue, non-current	1,680	2,964
Total deferred revenue	$99,897	$75,227
Significant changes in the deferred revenue balances during the three months ended July 31, 2021 and 2020 were as follows (in thousands):

Deferred Revenue
April 30, 2021	$75,227
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(38,319)
Increases due to invoicing prior to satisfaction of performance obligations	62,989
July 31, 2021	$99,897

Deferred Revenue
April 30, 2020	$60,295
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(24,337)
Increases due to invoicing prior to satisfaction of performance obligations	71,286
July 31, 2020	$107,244
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
The Company excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered or billed and recognized in the same period. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts.
Revenue expected to be recognized from remaining performance obligations was approximately $290.6 million and $293.8 million as of July 31, 2021 and April 30, 2021, respectively, of which $145.0 million and $145.2 million is expected to be recognized over the next 12 months and the remainder thereafter, respectively.
Customer Concentration and Accounts Receivable
All of the Company’s customers consist of corporate and governmental entities. A limited number of customers have accounted for a large part of the Company’s revenue and accounts receivable to date. Two separate customers accounted for 23% and 13%, respectively, of revenue for the three months ended July 31, 2021. Two separate customers accounted for 17% and 11%, respectively, of revenue for the three months ended July 31, 2020. Three separate customers accounted for 23%, 17%, and 15% of accounts receivable at July 31, 2021. Four separate customers accounted for 18%, 14%, 14% and 11% of accounts receivable at April 30, 2021.
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable included unbilled receivables as of July 31, 2021 and April 30, 2021 of $1.5 million and $3.8 million, respectively.
3.Fair Value Measurements
The Company’s financial instruments consist primarily of cash equivalents, restricted cash, available-for-sale marketable securities, accounts receivable, and accounts payable. Cash and cash equivalents and available-for-sale marketable securities are reported at their respective fair values on the condensed consolidated balance sheets. The remaining financial instruments are reported on the condensed consolidated balance sheets at amounts that approximate current fair values.
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of July 31, 2021				As of April 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$175,998	$—	$—	$175,998	$43,401	$—	$—	$43,401
Commercial paper	—	5,400	—	5,400	—	—	—	—
Corporate debt securities	—	50	—	50	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	1,999	—	1,999	—	57,998	—	57,998
Certificates of deposit	—	368,865	—	368,865	—	422,978	—	422,978
Commercial paper	—	430,191	—	430,191	—	494,676	—	494,676
Corporate debt securities	—	24,156	—	24,156	—	2,368	—	2,368
Total cash equivalents and available-for-sale marketable securities	$175,998	$830,661	$—	$1,006,659	$43,401	$978,020	$—	$1,021,421
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Investments
Cash Equivalents and Available-for-Sale Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of July 31, 2021				As of April 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$175,998	$—	$—	$175,998	$43,401	$—	$—	$43,401
Commercial paper	5,400	—	—	5,400	—	—	—	—
Corporate debt securities	50	—	—	50	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	1,999	—	—	1,999	57,993	5	—	57,998
Certificates of deposit	368,758	110	(3)	368,865	422,952	32	(6)	422,978
Commercial paper	430,103	90	(2)	430,191	494,625	64	(13)	494,676
Corporate debt securities	24,164	—	(8)	24,156	2,369	—	(1)	2,368
Total cash equivalents and available-for-sale marketable securities	$1,006,472	$200	$(13)	$1,006,659	$1,021,340	$101	$(20)	$1,021,421
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of July 31, 2021		As of April 30, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$825,024	$825,211	$977,939	$978,020
After one year through five years	—	—	—	—
Total	$825,024	$825,211	$977,939	$978,020
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of July 31, 2021 (in thousands):

	As of July 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$—	$—	$—	$—	$—
Certificates of deposit	(3)	56,653	—	—	(3)	56,653
U.S. government agencies securities	—	—	—	—	—	—
Commercial paper	(2)	45,987	—	—	(2)	45,987
Corporate debt securities	(8)	21,799	—	—	(8)	21,799
Total	$(13)	$124,439	$—	$—	$(13)	$124,439
As of July 31, 2021, the Company had 29 investment positions in an unrealized loss position. As of April 30, 2021, the Company had eight investment positions that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities at July 31, 2021.
5.Balance Sheet Details
Property and Equipment
Property and equipment consisted of the following at July 31, 2021 and April 30, 2021 (in thousands):

	Useful Life	As of July 31,	As of April 30,
	(in months)	2021	2021
Leasehold improvements	*	$8,671	$8,658
Computer equipment	36	3,147	2,539
Office furniture and equipment	60	339	339
Property and equipment-gross		12,157	11,536
Less: accumulated depreciation and amortization		(6,470)	(5,403)
Property and equipment—net		$5,687	$6,133
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Depreciation and amortization expense related to property and equipment was $1.1 million and $1.0 million for the three months ended July 31, 2021 and 2020, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at July 31, 2021 and April 30, 2021 (in thousands):

	As of July 31,	As of April 30,
	2021	2021
Accrued bonus	$4,366	$12,216
Accrued vacation	3,824	3,935
Accrued payroll taxes and benefits	3,823	3,405
Accrued commission	1,811	1,863
Accrued salaries	933	410
Accrued compensation and employee benefits	$14,757	$21,829

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at July 31, 2021 and April 30, 2021 (in thousands):

	As of July 31,	As of April 30,
	2021	2021
Liability for common stock exercised prior to vesting	$4,177	$5,331
Accrued general expenses	4,141	3,588
Operating lease liabilities, current	3,996	3,894
Other	4,794	5,505
Accrued and other current liabilities	$17,108	$18,318
Cares Act Loan
On May 1, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Promissory Note and Agreement with Bank of America, pursuant to which the Company received loan proceeds of $6.3 million (the “PPP Loan”). The PPP Loan was made under, and was subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan was two years with a maturity date of May 1, 2022 and contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan were deferred for the first six months of the term of the PPP Loan until November 1, 2020. Principal and interest were payable monthly and could be prepaid by the Company at any time prior to maturity with no prepayment penalties. On August 18, 2020, the Company repaid in full the PPP loan outstanding, including accrued interest of $0.1 million, in the amount of $6.4 million.
6.Commitments and Contingencies
Noncancelable Purchase Commitments
The Company entered into a noncancelable arrangement with a web-hosting services provider in November 2019. Under the arrangement, the Company committed to spend an aggregate of at least $30.0 million between November 2019 and November 2022, with a minimum amount of $10.0 million in each of the three years, on services with this vendor. The Company has incurred costs totaling $3.2 million and $2.6 million under the arrangement during the three months ended July 31, 2021 and 2020, respectively.
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of July 31, 2021 and April 30, 2021, the total potential remaining contributions are $40.2 million and $43.1 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
Legal Proceedings
The Company is involved in various legal proceedings and periodically receives claims arising in the ordinary course of business. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its condensed consolidated statement of operations, cash flows, or balance sheet.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
agreement. A bench trial was held in February 2019, and in a January 29, 2020 opinion the court ruled in favor of defendants the Company, Siebel and Schmaier on all claims. The court also awarded defendants their reasonable attorneys’ fees and costs in defending the action.
In February 2020, Plaintiffs appealed only the portion of the district court’s ruling related to the alleged breach of contract indemnification claim to the Third Circuit Court of Appeals. On February 17, 2021, the Third Circuit affirmed the judgment and orders of the district court in the Company’s and defendants’ favor. On August 10, 2021, the special master appointed by the district court to consider an order on recovery of fees and costs issued a recommendation that the Company be awarded $9.7 million in fees and expenses. Plaintiffs have objected to the special master’s recommendation and requested an award of $8.3 million, which the Company has opposed. The district court will now consider the special master’s recommendation and Plaintiff’s objection and the Company’s opposition and issue an order on fees and costs. The Company intends to continue to pursue recovery of attorney’s fees and costs as previously awarded by the district court.
7.Redeemable Convertible Preferred Stock and Redeemable Convertible A-1 Common Stock
Upon completion of the IPO, all 33,628,776 shares of the Company’s outstanding redeemable convertible preferred stock, except the Series A* preferred stock, automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and all 3,499,992 shares of the Company’s outstanding redeemable convertible Series A* preferred stock automatically converted into an equivalent number of shares of the Company’s Class B common stock on a one-to-one basis. The carrying value of $399.8 million of all classes of the Company’s outstanding redeemable convertible preferred stock was reclassified into stockholders’ equity. Additionally, all 6,666,665 shares of the Company’s outstanding redeemable convertible Class A-1 common stock automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and their carrying value of $18.8 million was reclassified into stockholders’ equity. As of July 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding. See Note 1. Summary of Business and Significant Accounting Policies for more information.
8.Stockholders’ Equity
Preferred Stock
The Company has authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of July 31, 2021, there were no shares of Preferred Stock issued or outstanding.
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
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”), optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding common shares upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amount is recorded as a liability. The net proceeds during the three months ended July 31, 2021 and 2020 were nil and nil, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. Unvested Class A common stock of 837,986 and 1,091,306 shares as of July 31, 2021 and April 30, 2021, respectively, were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 9. Stock-Based Compensation for more information.
9.Stock-Based Compensation
On June 29, 2012, the Company adopted the 2012 Incentive Plan. The 2012 Incentive Plan provided for the grant of stock-based awards to employees, non-employee directors, and other service providers of the Company. The 2012 Incentive Plan was terminated in December 2020 in connection with the IPO but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2012 Incentive Plan. No further equity awards will be granted under the 2012 Incentive Plan. With the establishment of the 2020 Equity Incentive Plan (the “2020 Incentive Plan”) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2012 Incentive Plan, an equal number of shares of Class A common stock will become available for grant under the 2020 Plan.
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSU”) awards, performance awards and other equity awards. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan. There was an automatic annual increase on May 1, 2021 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to five percent (5%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2021.
On November 27, 2020, the Company’s board of directors also adopted, and its stockholders also approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective immediately prior to the IPO. The 2020 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 3,000,000 shares of Class A common stock were initially reserved for future issuance under the 2020 ESPP. The number of shares of Class A common stock reserved for issuance under the 2020 ESPP is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 ESPP. There was an automatic annual increase on May 1, 2021 in the number of shares reserved for future issuance pursuant to the 2020 ESPP in an amount equal to one percent (1%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2021. The 2020 ESPP permits participants to purchase shares of Class A common stock in an amount not exceeding 15% of their earnings during the relevant offering period. The offering dates and purchase dates for the 2020 ESPP are determined at the discretion of the Company’s board of directors. As of July 31, 2021, the Company had not yet launched its 2020 ESPP.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s option activity during the three months ended July 31, 2021 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2021	38,487	$6.39	7.98	$2,304,714
Options granted	2,159	59.28
Options exercised	(1,693)	2.99
Options cancelled	(331)	10.81
Balance as of July 31, 2021	38,622	$9.46	7.90	$1,579,329
Vested and exercisable as of July 31, 2021	13,634	$3.71	6.75	$635,917
Vested and expected to vest as of July 31, 2021(1)	39,460	$9.36	7.90	$1,617,305
(1) The number of options vested and expected to vest as of July 31, 2021 includes early exercised, unvested Class A common stock. Refer to Note 8. Stockholders’ Equity for more information.
As of July 31, 2021, there was $138.9 million of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 3.5 years.
The grant-date fair value of the options issued for the three months ended July 31, 2021 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Three Months Ended July 31,
	2021	2020
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	44.5%	42.6%
Expected term (years)	6.3	6.2
Risk-free interest rate	0.8%	0.4%
Restricted Stock Units
During the fourth quarter of the fiscal year ended April 30, 2021, the Company began granting RSUs to its employees. No RSUs were granted prior to the IPO. The RSUs are typically subject to service-based vesting conditions satisfied over five years with one-fifth of the award vesting after the first-year anniversary and one-twenty-fifth of the award vesting quarterly thereafter. The related stock-based compensation is recognized on a straight-line basis over the requisite service period.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s RSU activity during the three months ended July 31, 2021 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2021	447	$74.52
RSUs granted	3,537	60.69
RSUs vested	(8)	74.52
RSUs forfeited	(78)	66.98
Unvested Balance as of July 31, 2021	3,898	$62.12
As of July 31, 2021, there was $240.2 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 4.9 years.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,
	2021	2020
Cost of subscription	$821	$184
Cost of professional services	602	48
Sales and marketing	6,135	855
Research and development	2,758	458
General and administrative	3,596	935
Total stock-based compensation expense	$13,912	$2,480
Shareholder Loan
In January 2018, in connection with the Series F preferred stock financing, the Company issued 1,251,921 shares of Series F preferred stock in exchange for a note receivable of $24.5 million from its chief executive officer (“CEO”). Prior to the automatic conversion of all Series F preferred stock outstanding into Class A common stock upon the completion of the IPO, the underlying shares of Series F preferred stock were legally outstanding though were not included in the carrying amounts of preferred stock as the note receivable is treated as an equity classified stock-based option grant. In September 2020, the Company’s CEO paid the outstanding full recourse promissory note and accrued interest in the amount of $26.0 million. No interest income was recorded for the note. Refer to Note 12. Related Party Transactions for more information.
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
The Company recorded income tax expense of $0.4 million and $0.1 million for the three months ended July 31, 2021 and 2020, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
The American Rescue Plan Act of 2021 ("ARPA") was enacted by the United States on March 11, 2021. The ARPA did not have a material impact on the Company’s provision for income taxes for the three months ended July 31, 2021.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.Net (Loss) Income Per Share Attributable to Common Stockholders
Basic and diluted net (loss) income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Class A and B common shares have identical liquidation and distribution rights. Prior to the automatic conversion of all shares of redeemable convertible Class A-1 common stock into Class A common stock upon the completion of the IPO, the shares of redeemable convertible Class A-1 common stock had a liquidation preference, but were legal form common stock and participated in losses equally with all common stockholders.
Prior to the automatic conversion of all of its redeemable convertible preferred stock outstanding into Class A and Class B common stock upon the completion of the IPO, the Company considered all redeemable convertible preferred stock to be participating securities because they participated in any dividends declared on the Company’s common stock on an as-if-converted basis. Redeemable convertible preferred stock did not participate in the net (loss) income per share with common stockholders as the holders of the convertible preferred did not have a contractual obligation to share in the Company’s losses.
Accordingly, under the two-class method, the net (loss) income is not allocated to the redeemable convertible preferred stock such that the resulting net loss for all periods presented was allocated on a proportionate basis to shares of Class A, Class A-1, and Class B common stock for the number of days that each class was issued and outstanding during the period.
Basic net (loss) income per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net (loss) income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period to the extent they are dilutive. For purposes of this calculation, the convertible preferred, stock options, and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. Basic net (loss) income per share was the same as diluted net (loss) income per share for the periods presented because the Company was in a loss position for the quarter ended July 31, 2021 and all net income for the quarter ended July 31, 2020 was allocated to noncumulative dividends on preferred stock.
The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,
	2021	2020
Numerator
Net (loss) income attributable to common stockholders	$(37,459)	$150
Denominator
Basic and diluted weighted-average Class A common shares outstanding	98,655	30,624
Basic and diluted weighted-average Class A-1 common shares outstanding	—	6,667
Basic and diluted weighted-average Class B common shares outstanding	3,500	—
Basic and diluted net (loss) income per share attributable to common stockholders
Basic and diluted net (loss) income per Class A common shares outstanding	$(0.37)	$0.00
Basic and diluted net (loss) income per Class A-1 common shares outstanding	$—	$0.00
Basic and diluted net (loss) income per Class B common shares outstanding	$(0.37)	$0.00

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows:

	As of July 31,
	2021	2020
Convertible preferred stock
Series A*	—	3,499,992
Series B*	—	4,559,999
Series B-1A*	—	2,430,635
Series B-1B*	—	92,769
Series C*	—	2,779,738
Series D	—	12,278,422
Series E	—	540,003
Series F	—	5,399,581
Series G	—	3,893,701
Series H	—	1,653,928
Stock options	39,433,289	32,859,250
RSUs	3,897,893	—
12.Related Party Transactions
Shareholder Loan
In January 2018, the Company issued 1,251,921 shares of Series F Preferred Stock in exchange for a non-recourse promissory note to Thomas M. Siebel, the Company’s CEO, in the amount of $24.5 million. The promissory note has a term of five years with the ability to renew for up to four successive one year periods and bears interest at a rate of 2.18% per annum, compounded annually. In September 2020, Mr. Siebel paid the outstanding promissory note in full including accrued interest in the total amount of $26.0 million. Refer to Note 9. Stock-Based Compensation for more information.
Revenue Transactions with Baker Hughes Company
In June 2019, the Company entered into multiple agreements with Baker Hughes Company (“Baker Hughes”) under which Baker Hughes received a three-year subscription to use the Company’s software. These agreements were revised in June 2020 to extend the term to five years and modify the subscription fees due. Under the revised agreements, Baker Hughes has made minimum, non-cancelable revenue commitments, which are inclusive of their direct subscription fees and third party revenue generated through a joint marketing arrangement with Baker Hughes, in the amount of $46.7 million in fiscal year 2020, $53.3 million in fiscal year 2021, $75.0 million in fiscal year 2022, $125.0 million in fiscal year 2023, and $150.0 million in fiscal year 2024. During the three months ended July 31, 2021, the Company recognized total revenue of $16.1 million related to this arrangement. For future periods, any shortfalls against the total annual revenue commitment made to us by Baker Hughes will be assessed and recorded at the end of the fourth quarter of each fiscal year.
Under the joint marketing arrangement, the Company is obligated to pay Baker Hughes a sales commission on subscriptions and services offerings it resells in excess of these minimum revenue commitments. The Company recognized $8.3 million of sales commission as deferred costs during the fiscal year ended April 30, 2021 related to this arrangement, which will be amortized over an expected period of five years. As of July 31, 2021 and April 30, 2021, the current portion of deferred costs of $1.7 million and $1.7 million, respectively, were included in prepaid expenses and other current assets and the non-current portion of $6.2 million and $6.6 million, respectively, were included in other assets, non-current. The Company amortized $0.4 million of deferred commissions during the three months ended July 31, 2021, and this amount was included in sales and marketing expense in the condensed consolidated statements of operations.
The sales commissions of $8.3 million is payable to Baker Hughes over the term of three-years based on the agreements, of which the Company paid $3.4 million during the three months ended July 31, 2021. As of July 31, 2021 and April 30, 2021, accrued and other current liabilities included $2.6 million and $3.4 million, respectively, and other long-term liabilities included

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$2.4 million and $4.9 million, respectively. The Company did not incur any sales commission related to this arrangement during the three months ended July 31, 2020.
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $10.2 million and $6.8 million during the three months ended July 31, 2021 and 2020, respectively and recognized professional services revenue from Baker Hughes of $2.1 million and nil during the three months ended July 31, 2021 and 2020, respectively. As of July 31, 2021 and April 30, 2021, accounts receivable, net included $1.3 million and $15.2 million and deferred revenue, current included $24.6 million and $7.7 million, respectively.
The Company recognized cost of subscription revenue from Baker Hughes, of $0.1 million and nil during the three months ended July 31, 2021 and 2020, respectively. As of July 31, 2021 and April 30, 2021, accounts payable included $0.1 million and $0.1 million, respectively.
13. Subsequent events
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. The lease is expected to be commenced in January 2022, when the landlord is expected to deliver the first two phases of leased space to the Company. Total undiscounted base rent payments over the term of this lease are approximately $103.1 million. In addition to base rent, the Company will be responsible for the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the leased space. Under the terms of the lease agreement, the Company has a rent abatement with respect to each phase for the initial six months following the rent commencement date for such phase, with initial monthly base rent payments expected to commence April 1, 2023, which will be approximately $0.5 million at commencement and will increase up to a maximum monthly base rent of approximately $1.0 million. The lease agreement also includes an aggregate tenant improvement allowance of $44.2 million for certain costs. The term of the lease is 126 months from the date that rent commences with respect to phase one of the Leased Space, which will be nine months after the date when phase one of the Leased Space is delivered to the Company. Pursuant to the lease agreement, the Company provided the landlord an unconditional and irrevocable letter of credit of $12.6 million, which is subject to reduction pursuant to the terms of the lease agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended April 30, 2021 included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2021, which was filed with the Securities and Exchange Commission, or SEC, on June 25, 2021. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this report to “C3.ai,” “C3 AI,” the “Company”, “we,” “our,” “us,” or similar terms refer to C3.ai, Inc. and its subsidiaries.
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

We also completed a concurrent private placement immediately subsequent to the closing of the IPO, in which we issued and sold 2,380,952 and 1,190,476 shares of our Class A common stock at $42.00 per share to Spring Creek Capital LLC, an affiliate of Koch Industries, Inc., and Microsoft Corporation, respectively. We refer to these sales collectively as the Concurrent Private Placement. We received aggregate proceeds of $150.0 million and did not pay underwriting discounts with respect to the shares of Class A common stock that were sold in the Concurrent Private Placement.
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 88% and 88% of our total revenue in the three months ended July 31, 2021 and 2020, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancelable and non-refundable.
We commonly enter into enterprise-wide agreements with entities that include multiple operating units or divisions. For the purpose of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we use the term customer to mean each distinct division, department, business unit, or group within an entity. As of July 31, 2021, we had 98 customers.
We generally invoice our customers annually in advance and primarily recognize revenue over the contract term on a ratable basis. In addition, customers typically pay a usage-based runtime fees for production use of the C3 AI Suite and C3 AI Applications, which is either paid in advance for specified levels of capacity or paid in arrears based on actual usage. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI Center of Excellence, or COE, which are included as part of the subscription when purchased.
We also generate revenue from professional services, which consist primarily of fees associated with our implementation services for new customer deployments of C3 AI Applications. Professional services revenue represented 12% and 12% of our total revenue for the three months ended July 31, 2021 and 2020, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Suite administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
We are growing rapidly, with total revenue of $52.4 million for the three months ended July 31, 2021, representing a 29% increase compared to the same period last year. Our subscription revenue grew to $46.1 million for the three months ended July 31, 2021, representing a 29% increase compared to the same period last year.
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
•Independent Software Vendors. We partner with Independent Software Vendors who develop, market, and sell application solutions that are natively built on or tightly integrated with the C3 AI Suite.
Key Business Metric
We monitor remaining performance obligations, or RPO, as a key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $290.6 million and $293.8 million as of July 31, 2021 and April 30, 2021, respectively. We may experience variations in our RPO from period to period, but RPO has generally increased over the long term as a result of contracts with new customers and increasing the value of contracts with existing customers. These increases are partially offset by revenue recognized on existing contracts during the period.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of July 31, 2021 is comprised of $99.9 million related to deferred revenue and $190.7 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2021 is comprised of $75.2 million related to deferred revenue and $218.6 million of commitments from non-cancellable contracts.
RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $66.6 million and $51.3 million as of July 31, 2021 and April 30, 2021, respectively.
Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report on Form 10-Q in Part II, Item 1A titled “Risk Factors”, that we must successfully address to sustain our growth, improve our results of operations, and establish and maintain profitability.

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
Technology Innovation
We intend to continue to invest in our research and development capabilities to extend our C3 AI Suite and C3 AI Applications, to expand within existing accounts, and to gain new customers. Our investments in research and development drive core technology innovation and bring new products to market. Our model-driven architecture enables us and our customers to rapidly address new use cases by building new applications and extending and enhancing the features and functionality of current C3 AI Applications. By investing to make it easier to develop applications on our C3 AI Suite, our customers have become active developers. With our support, our customers have developed and deployed almost two-thirds of the applications currently in production and running on the C3 AI Suite. Research and development spending has fueled enhancements to our existing C3 AI Suite.
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
Our RPO related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $25.1 million related to deferred revenue and $69.9 million of commitments from non-cancellable contracts as of July 31, 2021 and $8.5 million related to deferred revenue and $95.5 million from non-cancellable contracts as of April 30, 2021.
As of July 31, 2021 and April 30, 2021 the total remaining amount of Baker Hughes’ minimum revenue commitments not yet contracted under the direct subscription fee or reseller arrangement, and thus subject to the shortfall annual provisions, under the entire arrangement was $204.4 million and $219.3 million, respectively.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Suite will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 31% and 29% of our total revenue for the three months ended July 31, 2021 and 2020, respectively, from international customers.

Impact of COVID-19
The ongoing COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are uncertain. As a result of global business disruption, the COVID-19 pandemic had a significant adverse impact on our conclusion of new and additional business agreements in 2021 and 2020 and may continue to pose challenges until the effects of the pandemic abate.
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the emergence and spread of current and future variants of the COVID-19 virus, and the effectiveness, acceptance, and availability of vaccines against the COVID-19 virus and its variants, the COVID-19 pandemic has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global IT spending and could adversely affect demand for our C3 AI Suite, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2022 and potentially future periods.
We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business. For further discussion of the potential impacts of the ongoing COVID-19 pandemic on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Other factors affecting our performance are discussed below, although we caution you that the ongoing COVID-19 pandemic may also further impact these factors.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Revenue
Subscription	$46,122	$35,695
Professional services	6,284	4,788
Total revenue	52,406	40,483
Cost of revenue
Subscription (1)	9,213	8,587
Professional services (1)	3,812	1,912
Total cost of revenue	13,025	10,499
Gross profit	39,381	29,984
Operating expenses
Sales and marketing (1)	36,822	14,358
Research and development (1)	26,712	13,264
General and administrative (1)	12,364	5,687
Total operating expenses	75,898	33,309
Loss from operations	(36,517)	(3,325)
Interest income	345	580
Other (expense) income, net	(899)	3,018
Net (loss) income before provision for income taxes	(37,071)	273
Provision for income taxes	388	123
Net (loss) income	$(37,459)	$150
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Cost of subscription	$821	$184
Cost of professional services	602	48
Sales and marketing	6,135	855
Research and development	2,758	458
General and administrative	3,596	935
Total stock-based compensation expense	$13,912	$2,480

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,
	2021	2020

Revenue
Subscription	88%	88%
Professional services	12	12
Total revenue	100	100
Cost of revenue
Subscription	18	21
Professional services	7	5
Total cost of revenue	25	26
Gross profit	75	74
Operating expenses
Sales and marketing	70	35
Research and development	51	33
General and administrative	24	14
Total operating expenses	145	82
Loss from operations	(70)	(8)
Interest income	1	1
Other (expense) income, net	(2)	7
Net (loss) income before provision for income taxes	(71)	1
Provision for income taxes	1	—
Net (loss) income	(71)%	—%
Comparison of the Three Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,		$ Change	% Change
	2021	2020
	(in thousands)
Revenue
Subscription	$46,122	$35,695	$10,427	29%
Professional services	6,284	4,788	1,496	31%
Total revenue	$52,406	$40,483	$11,923
Subscription revenue accounted for 88% and 88% of our total revenue for the three months ended July 31, 2021 and 2020, respectively. Subscription revenue increased by $10.4 million, or 29%, for the three months ended July 31, 2021, compared to the same period last year, predominantly driven by revenue growth of $10.4 million from new customers or expanding relationships with existing C3 AI customers.
Professional services revenue increased by $1.5 million, or 31%, for the three months ended July 31, 2021, compared to the same period last year, predominantly due to the timing and mix of implementation services projects for new C3 AI application customers.

Cost of Revenue

	Three Months Ended July 31,		$ Change	% Change
	2021	2020
	(in thousands)
Cost of revenue
Subscription	$9,213	$8,587	$626	7%
Professional services	3,812	1,912	1,900	99%
Total cost of revenue	$13,025	$10,499	$2,526
The increase in cost of subscription revenue for the three months ended July 31, 2021 compared to the same period last year was primarily due to higher third-party outsourcing costs of $0.8 million and higher personnel related costs of $0.3 million, partially offset by lower overhead costs of $0.5 million.
The increase in cost of professional services revenue for the three months ended July 31, 2021 compared to the same period last year was primarily due to higher third-party outsourcing costs of $0.8 million, and higher personnel-related costs of $0.6 million.
Gross Profit and Gross Margin

	Three Months Ended July 31,		$ Change	% Change
	2021	2020
	(in thousands)
Gross profit	$39,381	$29,984	$9,397	31%
Gross margin
Subscription	80%	76%
Professional services	39%	60%
Total gross margin	75%	74%
The increase in gross profit was primarily driven by subscription margin improvements, partially offset by declines in professional services margin due to investments in personnel to support current and future revenue growth. Overall, total gross margins increased for the three months ended July 31, 2021 compared to the same period last year.
Operating Expenses

	Three Months Ended July 31,		$ Change	% Change
	2021	2020
	(in thousands)
Operating expenses
Sales and marketing	$36,822	$14,358	$22,464	156%
Research and development	26,712	13,264	13,448	101%
General and administrative	12,364	5,687	6,677	117%
Total operating expenses	$75,898	$33,309	$42,589
Sales and Marketing. The increase in sales and marketing expense for the three months ended July 31, 2021 compared to the same period last year was primarily due to higher advertising spend of $11.2 million, and higher personnel-related costs as a result of headcount growth of $10.5 million.
Research and Development. The increase in research and development expense for the three months ended July 31, 2021 compared to the same period last year was primarily due higher personnel-related costs as a result of headcount growth of $9.8 million, higher C3.ai DTI contributions of $2.9 million, and higher cloud computing costs of $0.9 million.

General and Administrative. The increase in general and administrative expense for the three months ended July 31, 2021 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $4.0 million, higher corporate insurance costs of $1.4 million, and higher professional services costs of $0.8 million.
Interest Income

	Three Months Ended July 31,		$ Change	% Change
	2021	2020
	(in thousands)
Interest income	$345	$580	$(235)	(41)%
The decrease in interest income for the three months ended July 31, 2021 compared to the same period last year was primarily due to investments that yielded lower returns such as money market funds and government securities.
Other (Expense) Income, Net

	Three Months Ended July 31,		$ Change	% Change
	2021	2020
	(in thousands)
Other (expense) income, net	$(899)	$3,018	$(3,917)	(130)%
The decrease in other (expense) income, net for the three months ended July 31, 2021 compared to the same period last year was due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.
Provision for Income Taxes

	Three Months Ended July 31,		$ Change	% Change
	2021	2020
	(in thousands)
Provision for income taxes	$388	$123	$265	215%
The increase in provision was primarily related to foreign and state tax expense.
Non-GAAP Financial Measure
In addition to our financial results determined in accordance with generally accepted accounting principles in the United States, or GAAP, we believe free cash flow, a non-GAAP financial measure, is useful in evaluating liquidity and provides information to management and investors about our ability to fund future operating needs and strategic initiatives. We calculate free cash flow as net cash provided by operating activities less purchases of property and equipment and capitalized software development costs. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. This non-GAAP financial measure may be different than similarly titled measures used by other companies. Additionally, the utility of free cash flow is further limited as it does not represent the total increase or decrease in our cash balances for a given period. The following table provides a reconciliation of free cash flow to the GAAP measure of net cash provided by operating activities for the periods presented.

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$1,022	$17,062
Less:
Purchases of property and equipment	(511)	(654)
Capitalized software development costs	(500)	—
Free cash flow	$11	$16,408
Net cash provided by investing activities	$152,027	$72,135
Net cash provided by financing activities	$4,975	$6,678
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of July 31, 2021 and April 30, 2021, we had $273.8 million and $115.4 million of cash and cash equivalents and $825.2 million and $978.0 million of short-term investments, respectively, which were held for working capital purposes. In December 2020, we completed our IPO, which resulted in aggregate net proceeds of $694.6 million, after underwriting discounts and other offering expenses. We also received aggregate proceeds of $150.0 million related to our Concurrent Private Placement and did not pay any underwriting discounts or commissions with respect to the shares that were sold in these private placements. Our short-term investments generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $386.8 million as of July 31, 2021. We expect to continue to incur operating losses and may generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Cash provided by operating activities	$1,022	$17,062
Cash provided by investing activities	$152,027	$72,135
Cash provided by financing activities	$4,975	$6,678
Net increase in cash, cash equivalents, and restricted cash	$158,024	$95,875
Operating Activities. Net cash provided by operating activities of $1.0 million for the three months ended July 31, 2021 was due to our net loss of $37.5 million in addition to non-cash charges for stock-based compensation of $13.9 million, depreciation and amortization of $1.1 million, and non-cash operating lease cost of $0.9 million. The $23.4 million cash inflow related to changes in operating assets and liabilities was primarily attributable to an increase to deferred revenue of $24.7 million inclusive of an increase in related party balances of $16.9 million, an increase to accrued compensation and employee benefits of $7.1 million, and an increase in prepaid expenses, other current assets and other assets of $2.1 million. This was partially offset by cash outflows related to a decrease in accounts receivable of $10.4 million inclusive of a decrease in related party balances of $13.9 million and a decrease in other liabilities of $3.6 million.
Net cash provided by operating activities of $17.1 million for the three months ended July 31, 2020 was due to our net income of $0.2 million in addition to non-cash charges for stock-based compensation of $2.5 million, depreciation and amortization of $1.0 million, and non-cash operating lease cost of $0.8 million. The $12.7 million cash inflow related to changes in operating assets and liabilities was primarily attributable to an increase to deferred revenue of $46.9 million, an increase in other liabilities of $0.8 million and a decrease in prepaid expenses, other current assets and other assets of $0.6 million. This was partially offset by cash outflows related to an increase in accounts receivable of $29.6 million and decrease to accrued compensation and employee benefits of $5.0 million.
Investing Activities. Net cash provided by investing activities of $152.0 million for the three months ended July 31, 2021 was primarily attributable to the maturities and sales of short-term investments of $249.0 million, partially offset by purchases of investments of $95.9 million and capital expenditures of $1.0 million.
Net cash provided by investing activities of $72.1 million for the three months ended July 31, 2020 was primarily attributable to the maturities and sales of short-term investments of $109.8 million, partially offset by purchases of investments of $37.0 million and capital expenditures of $0.7 million.
Financing Activities. Net cash provided by financing activities of $5.0 million during the three months ended July 31, 2021 was primarily due to $5.0 million of proceeds from the exercise of stock options for Class A common stock.
Net cash provided by financing activities of $6.7 million during the three months ended July 31, 2020 was primarily due to $6.3 million of proceeds from Payroll Protection Program loan and $0.3 million of proceeds from the exercise of stock options for Class A common stock.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancelable purchase commitments related to third-party cloud hosting services.
For additional information, refer to Note 6. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended April 30, 2021. See our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, which was filed with the SEC on June 25, 2021, for additional information regarding our contractual obligations.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the fiscal year ended April 30, 2021, which was filed with the SEC on June 25, 2021.
Recently Adopted Accounting Pronouncements
See Note 1. Summary of Business and Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Emerging Growth Company Status
In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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
Interest Rate Risk
As of July 31, 2021, we had cash, cash equivalents, and short-term investments of $1.1 billion. As of April 30, 2021, we had cash, cash equivalents, and short-term investments of $1.1 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of July 31, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Risk
Our functional currency is the U.S. dollar. For the three months ended July 31, 2021 and 2020, approximately 18% and 25% of our sales were denominated in euros, respectively, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
For additional information on legal proceedings, refer to Note 6. Commitments and Contingencies—Legal Proceedings in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, C3 AI Suite, C3 AI Applications, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
We derive a significant portion of our revenue from a limited number of existing customers. Our top two market partners, each of which has an enterprise agreement with us that may encompass multiple customers, together accounted for 36% and 28% of our revenue for the three months ended July 31, 2021 and 2020, respectively. Further, these partners have been with us for an average of 4.2 years. Each of Baker Hughes Company, or Baker Hughes, and Engie accounted for greater than 10% of our revenue for three months ended July 31, 2021 and 2020. In June 2016, we entered into a master license and services agreement with Engie whereby Engie partners with us to support their digital transformation with a non-exclusive, worldwide license to our C3 AI Suite and certain C3 AI Applications. This arrangement was revised in June 2019 to extend the term by an additional three years for a total of six years. Our master license and services agreement with Engie is terminable by either party upon 30 days’ written notice if the other party materially breaches the agreement or applicable order form and does not cure such breach prior to the end of that 30 day period, and under certain circumstances in connection with a change of control of either party. In April 2019, we entered into a professional services agreement with Engie pursuant to which we develop a customized application for Engie on our C3 AI Suite. This arrangement has a three year term and permits Engie to terminate the contract at the start of the third year subject to a wind down fee of approximately €2.5 million payable by Engie. In October 2020, we entered into a professional services agreement with Engie pursuant to which we develop another customized application for Engie on our C3 AI Suite. This arrangement has a five year term and permits Engie to terminate the contract after the 20th month. Certain of our customers, including customers that, at the time, represented a significant portion of our business, have in the past reduced their spend with us or decided to not renew their subscriptions with us, which has reduced our anticipated future payments or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our C3 AI Suite and C3 AI Applications. In addition, our average total subscription contract value is decreasing, and we expect it to continue to decrease as we expand our customer base beyond a small number of large customers to a larger number of smaller customers.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $37.5 million and net income of $0.2 million for the three months ended July 31, 2021 and 2020, respectively, and net losses of approximately $55.7 million and $69.4 million for the fiscal years ended April 30, 2021 and 2020, respectively. As a result, we had an accumulated deficit of $386.8 million as of July 31, 2021. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Suite and C3 AI Applications, and continue to develop our C3 AI Suite and C3 AI Applications.

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
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operates as the exclusive channel partner and reseller of our C3 AI Suite and C3 AI Applications in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was revised in June 2020 to extend the term by an additional two years for a total of five years, with an expiration date in the fiscal year ending April 30, 2024. We also have strategic relationships with Amazon Web Services, Fidelity National Information Services, Google, Microsoft, Raytheon and Infor.
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
Since our founding in 2009, we have experienced rapid growth. For example, our headcount has grown to 628 full-time employees as of July 31, 2021, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. Further growth of our operations to support our customer base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. Managing our growth will also require significant expenditures and allocation of valuable management resource, including the challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. Certain members of our management have not previously worked together for an extended period of time, and some do not have experience managing a public company, which may affect how they manage our growth.
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
•our employees are working from home significantly more frequently than they have historically, and may be required to work from home even more frequently in the future depending on the impact of current and future variants of the COVID-19 virus, which may result in decreased employee productivity and morale, with increased unwanted employee attrition in addition to the increased risk of a cyberattack;
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
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. As a result of global business disruption, the COVID-19 pandemic had a significant adverse impact on our conclusion of new and additional business agreements in 2020 and to date in 2021. While several nations and states have begun to relax restrictions imposed to control the spread of the virus, the current spread of the Delta and other COVID-19 variants has posed challenges which threaten to force a reinstatement of some or all of these restrictions. The ultimate duration and extent of the COVID-19 pandemic will depend on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the emergence and spread of current and future variants of the COVID-19 virus, and the effectiveness, acceptance, and availability of vaccines against the COVID-19 virus and its variants. The COVID-19 pandemic has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global IT spending and, despite the measures we have taken to limit or mitigate the impact, have had and could continue to have an adverse effect on the demand for our C3 AI Suite and C3 AI Applications, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2022 and future periods.
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
The Schrems II decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual, or SCCs. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on the SCCs. As such, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may reduce demand from companies subject to European data protection laws
Further, the United Kingdom has exited the EU, with such exit referred to as “Brexit,” effective December 31, 2020. The GDPR’s data protection obligations continue to form part of the laws in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations). Going forward, we are exposed to increasing risk for divergence in application, interpretation and enforcement of these two parallel data protection regimes. Further, in June 2021, the European Commission adopted an adequacy decision with regard to personal data transfers to the United Kingdom under the GDPR, meaning that the European Commission determined that personal data receives essentially equivalent levels of protection in the United Kingdom as it would under EU law. This decision, however, does not cover personal data transferred for purposes of UK immigration control and contains a “sunset clause,” which mandates that the adequacy decision expire in four years. This adequacy decision may also be reassessed or revoked during its four-year effective period if the European Commission determines that the United Kingdom has deviated from the level of data protection in place at the time of the adequacy decision. If the European Commission alters or revokes its adequacy decision for any reason, from that point onwards, transfers of personal data from the European Economic Area to the United Kingdom will require a valid ‘transfer mechanism’ and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the Standard Contractual Clauses). We may face challenges in addressing applicable legal requirements resulting from any such alteration or revocation of this adequacy decision, and we may be required to make changes to our policies and practices and incur significant costs and expenses if any uncertainty surrounding the interpretation or continued efficacy of this adequacy decision develops.
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, and other state and federal laws relating to privacy and data security. For example, the CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. The CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA that goes into effect on January 1, 2023. The CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed by the recent adoption of more stringent privacy laws in Virginia and Colorado. The adoption of these and other more stringent privacy legislation could increase our potential liability and adversely affect our business, results of operations, and financial condition. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of operating our C3 AI Suite and C3 AI Applications and other aspects of our business.
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
Our C3 AI Suite and C3 AI Applications process, store, and transmit our customers’ proprietary and sensitive data, potentially including personal information, protected health information, and financial data. Our C3 AI Suite and C3 AI Applications are built to be available on the infrastructure of third-party public cloud providers such as Amazon Web Services, Azure, and Google Cloud Platform. We also use third-party service providers to help us deliver services to our customers. These vendors may store or Process personal information, protected health information, or other confidential information of our employees, our partners or our customers. We collect such information from individuals located both in the United States and abroad and may store or Process such information outside the country in which it was collected. While we and our third-party service providers have implemented a number of security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of our C3 AI Suite, our applications, our operational systems, physical facilities, or the systems of our third-party partners, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended July 31, 2021 and 2020, 18% and 25% of our revenue, respectively, and 7% and 10% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Increased scrutiny regarding environmental, employment, social, and governance matters could adversely impact our reputation, our ability to retain employees, and the willingness of customers and others to do business with us.
There is increasing focus from investors, regulators, and other corporate stakeholders regarding corporate policies addressing environmental, employment, social, and governance matters. Stakeholder expectations regarding appropriate corporate conduct on these matters are continually evolving, as are expectations regarding appropriate methods and types of related corporate disclosure. Investors, regulators, or other corporate stakeholders may not be satisfied with our existing environmental, employment, social, and governance practices or those of any of our customers, strategic partners, or vendors. These stakeholders may also be dissatisfied with the pace at which any revisions to our practices or the practices of our customers, strategic partners, or vendors are adopted and implemented. Further, investors and other stakeholders may object to the societal costs or ethical or other implications, or the perceived costs or implications, associated with the use of our products made by one or more of our customers. If any of these events were to occur, our reputation, our ability to retain employees, and the willingness of customers and others to do business with us may be materially and adversely impacted. We may also incur additional costs and require additional resources, which could be material, to monitor, report, and comply with related corporate disclosure obligations in the future, whether those obligations are imposed by law, regulation, or market expectation.

Risks Related to Our International Operations
We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have customers in more than 10 countries, and 30% of our revenue for the three months ended July 31, 2021 was generated from customers outside of North America. As of July 31, 2021, we had nine international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Suite and C3 AI Applications in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Suite and C3 AI Applications may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
We currently collect and remit applicable sales tax in jurisdictions where we, through our employees, have a presence and where we have determined, based on legal precedents in the jurisdiction, that sales of our C3 AI Suite and C3 AI Applications are classified as taxable. We do not currently collect and remit other state and local excise, utility, user, and ad valorem taxes, fees or surcharges that may apply to our customers. We believe that we are not otherwise subject to, or required to collect, any additional taxes, fees or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction or such taxes, fees, or surcharges do not apply to sales of our C3 AI Suite and C3 AI Applications in the relevant taxing jurisdiction. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our C3 AI Suite and C3 AI Applications as not taxable in certain jurisdictions will be accepted by state and local taxing authorities. Additionally, we have not historically collected value-

added tax, or VAT, or goods and services tax, or GST, on sales of our C3 AI Suite and C3 AI Applications, generally, because we make almost all of our sales through our office in the United States, and we believe, based on information provided to us by our customers, that most of our sales are made to business customers.
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
As of July 31, 2021, we have nine issued patents in the United States, nine issued patents in a number of international jurisdictions, 17 patent applications in the United States (including three provisional applications), and 43 patent applications pending internationally (including two allowed applications). Our issued patents expire between February 23, 2033 and July 30, 2039. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Suite and C3 AI Applications. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Suite and C3 AI Applications, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Suite and C3 AI Applications. Any of these events would harm our business.
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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of July 31, 2021, Mr. Siebel and related entities controlled the voting power of substantially all of the outstanding Class B common stock and beneficially owned approximately 25.4% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 66.3% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. We believe we are eligible for, but do not intend to take advantage of, the “controlled company” exemption to the corporate governance rules for New York Stock Exchange-listed companies.
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
In addition, as of July 31, 2021, there were 38,595,303 shares of Class A common stock subject to outstanding options under our Amended and Restated 2012 Equity Incentive Plan and 3,897,893 shares of Class A common stock subject to equity awards under our 2020 Equity Incentive Plan. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.
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
Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event (many of which are becoming more acute and frequent as a result of global climate change), power loss, telecommunications failure, software or hardware malfunctions, pandemics (such as the COVID-19 pandemic), political unrest, geopolitical instability, cyberattack, war, or terrorist attack, could result in lengthy interruptions in our service. In particular, our U.S. headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wild fires, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our C3 AI Suite and C3 AI Applications to our customers would be impaired, or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended July 31, 2021.

	Total Number of Shares Purchased (1)	Average Price Paid per Share
May 1 - May 31, 2021	8,911	$4.14
June 1 - June 30, 2021	8,550	4.97
July 1 - July 31, 2021	4,997	4.56
Total	22,458	$4.55
(1) Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.
ITEM 6. EXHIBITS
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-250082	3.4	November 30, 2020
10.1+*	Offer Letter by and between the Registrant and David Barter, dated October 2, 2020.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
*      Filed herewith.
+      Indicates management contract or compensatory plan.

(b) Financial Statement Schedules.

All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the unaudited condensed consolidated financial statements or the notes thereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
C3.ai, Inc.

Date: September 1, 2021	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: September 1, 2021	By:	/s/ David Barter
David Barter
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)