Form 10-Q
period 2021-10-31
C3.ai, Inc.
filed 2021-12-02
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of November 29, 2021, the registrant had outstanding 101,537,340 shares of Class A common stock and 3,499,992 shares of Class B common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including statements relating to the portion of our remaining performance obligations that we expect to be recognized as revenue in future periods;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our C3 AI Software, which includes our C3 AI Suite, C3 AI Applications, C3 AI Ex Machina, C3 AI CRM and C3 AI Data Vision;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our growth strategies for our C3 AI Software;
•our expectations regarding our C3 AI Software;
•the estimated addressable market opportunity for our C3 AI Software;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•the effects of the ongoing coronavirus, or COVID-19, pandemic or other public health crises;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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
•If the market for our C3 AI Software fails to grow as we expect, or if businesses fail to adopt our C3 AI Software, our business, operating results, and financial condition could be adversely affected.
•If we fail to respond to rapid technological changes, extend our C3 AI Software or develop new features and functionality, our ability to remain competitive could be impaired.
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
•If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our C3 AI Software, our C3 AI Software may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
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
•Our use of third-party open source software could negatively affect our ability to offer and sell subscriptions to our C3 AI Software and subject us to possible litigation.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	October 31, 2021	April 30, 2021
Assets
Current assets
Cash and cash equivalents	$167,436	$115,355
Short-term investments	802,986	978,020
Accounts receivable, net of allowance of $57 and $812 as of October 31, 2021 and April 30, 2021, respectively(1)	27,168	65,460
Prepaid expenses and other current assets(2)	18,536	14,302
Total current assets	1,016,126	1,173,137
Property and equipment, net	5,239	6,133
Goodwill	625	625
Long-term investments	101,719	—
Other assets, non-current(3)	41,161	16,582
Total assets	$1,164,870	$1,196,477
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$10,129	$12,075
Accrued compensation and employee benefits	16,478	21,829
Deferred revenue, current(5)	71,901	72,263
Accrued and other current liabilities(6)	33,675	18,318
Total current liabilities	132,183	124,485
Deferred revenue, non-current	980	2,964
Other long-term liabilities(7)	5,197	7,853
Total liabilities	138,360	135,302
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of October 31, 2021 and April 30, 2021; 101,370,907 and 98,667,121 shares issued and outstanding as of October 31, 2021 and April 30, 2021, respectively	102	99
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of October 31, 2021 and April 30, 2021; 3,499,992 and 3,499,992 shares issued and outstanding as of October 31, 2021 and April 30, 2021, respectively	3	3
Additional paid-in capital	1,470,176	1,410,325
Accumulated other comprehensive (loss) income	(240)	81
Accumulated deficit	(443,531)	(349,333)
Total stockholders’ equity	1,026,510	1,061,175
Total liabilities and stockholders’ equity	$1,164,870	$1,196,477
(1)     Including amounts from a related party of $9,384 and $15,180 as of October 31, 2021 and April 30, 2021, respectively.
(2)     Including amounts from a related party of $5,015 and $1,662 as of October 31, 2021 and April 30, 2021, respectively.
(3)     Including amounts from a related party of $18,572 and $6,602 as of October 31, 2021 and April 30, 2021, respectively.
(4)     Including amounts from a related party of $84 and $56 as of October 31, 2021 and April 30, 2021, respectively.
(5)     Including amounts from a related party of $17,516 and $7,697 as of October 31, 2021 and April 30, 2021, respectively.
(6)     Including amounts from a related party of $18,458 and $3,413 as of October 31, 2021 and April 30, 2021, respectively.
(7)     Including amounts from a related party of $2,448 and $4,895 as of October 31, 2021 and April 30, 2021, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Revenue
Subscription(1)	$47,408	$35,854	$93,530	$71,549
Professional services(2)	10,855	5,487	17,139	10,275
Total revenue	58,263	41,341	110,669	81,824
Cost of revenue
Subscription(3)	11,392	7,084	20,605	15,671
Professional services	4,579	2,997	8,391	4,909
Total cost of revenue	15,971	10,081	28,996	20,580
Gross profit	42,292	31,260	81,673	61,244
Operating expenses
Sales and marketing(4)	46,166	22,088	82,988	36,446
Research and development	36,523	16,134	63,235	29,398
General and administrative	15,279	7,562	27,643	13,249
Total operating expenses	97,968	45,784	173,866	79,093
Loss from operations	(55,676)	(14,524)	(92,193)	(17,849)
Interest income	322	288	667	868
Other (expense) income, net	(1,372)	(578)	(2,271)	2,440
Net loss before provision for income taxes	(56,726)	(14,814)	(93,797)	(14,541)
Provision for income taxes	13	130	401	253
Net loss	$(56,739)	$(14,944)	$(94,198)	$(14,794)
Net loss per share attributable to Class A common shareholders, basic and diluted	$(0.55)	$(0.39)	$(0.91)	$(0.39)
Net loss per share attributable to Class A-1 common shareholders, basic and diluted	$—	$(0.39)	$—	$(0.39)
Net loss per share attributable to Class B common shareholders, basic and diluted	$(0.55)	$—	$(0.91)	$—
Weighted-average shares used in computing net loss per share attributable to Class A common stockholders, basic and diluted	100,246	31,387	99,558	31,006
Weighted-average shares used in computing net loss per share attributable to Class A-1 common stockholders, basic and diluted	—	6,667	—	6,667
Weighted-average shares used in computing net loss per share attributable to Class B common stockholders, basic and diluted	3,500	—	3,500	—
(1)     Including related party revenue of $10,012 and $6,810 for the three months ended October 31, 2021 and 2020, respectively, and $20,220 and $13,620 for the six months ended October 31, 2021 and 2020, respectively.
(2)     Including related party revenue of $5,924 and nil for the three months ended October 31, 2021 and 2020, respectively, and $7,998 and nil for the six months ended October 31, 2021 and 2020, respectively.
(3)     Including related party cost of revenue of $80 and nil for the three months ended October 31, 2021 and 2020, respectively, and $197 and nil for the six months ended October 31, 2021 and 2020, respectively.
(4)     Including related party sales and marketing expense of $131 and nil for the three months ended October 31, 2021 and 2020, respectively, and $192 and nil for the six months ended October 31, 2021 and 2020, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(56,739)	$(14,944)	$(94,198)	$(14,794)
Other comprehensive loss
Unrealized loss on available-for-sale marketable securities, net of tax	(427)	(195)	(321)	(362)
Total comprehensive loss	$(57,166)	$(15,139)	$(94,519)	$(15,156)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
REDEEMABLE CONVERTIBLE CLASS A-1 COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended October 31, 2021
	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of July 31, 2021	—	$—	—	$—	103,868	$104	$1,430,296	$187	$(386,792)	$1,043,795
Issuance of Class A common stock upon exercise of stock options, net of repurchases	—	—	—	—	974	1	6,491	—	—	6,492
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	849	—	—	849
Vesting of restricted stock units	—	—	—	—	29	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	32,540	—	—	32,540
Other comprehensive loss	—	—	—	—	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	—	—	—	—	(56,739)	(56,739)
Balance as of October 31, 2021	—	$—	—	$—	104,871	$105	$1,470,176	$(240)	$(443,531)	$1,026,510

	Six Months Ended October 31, 2021
	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2021	—	$—	—	$—	102,167	$102	$1,410,325	$81	$(349,333)	$1,061,175
Issuance of Class A common stock upon exercise of stock options, net of repurchases	—	—	—	—	2,667	3	11,491	—	—	11,494
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	1,908	—	—	1,908
Vesting of restricted stock units	—	—	—	—	37	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	46,452	—	—	46,452
Other comprehensive loss	—	—	—	—	—	—	—	(321)	—	(321)
Net loss	—	—	—	—	—	—	—	—	(94,198)	(94,198)
Balance as of October 31, 2021	—	$—	—	$—	104,871	$105	$1,470,176	$(240)	$(443,531)	$1,026,510

	Three Months Ended October 31, 2020
	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of July 31, 2020	37,129	$375,207	6,667	$18,800	31,342	$31	$113,518	$257	$(293,487)	$(179,681)
Repayment of shareholder loan	—	24,546	—	—	—	—	1,457	—	—	1,457
Issuance of Class A common stock	—	—	—	—	1,639	2	2,726	—	—	2,728
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	1,107	—	—	1,107
Stock-based compensation expense	—	—	—	—	—	—	5,201	—	—	5,201
Other comprehensive loss	—	—	—	—	—	—	—	(195)	—	(195)
Net loss	—	—	—	—	—	—	—	—	(14,944)	(14,944)
Balance as of October 31, 2020	37,129	$399,753	6,667	$18,800	32,981	$33	$124,009	$62	$(308,431)	$(184,327)

	Six Months Ended October 31, 2020
	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2020	37,129	$375,207	6,667	$18,800	31,210	$31	$110,485	$424	$(293,637)	$(182,697)
Repayment of shareholder loan	—	24,546	—	—	—	—	1,457	—	—	1,457
Issuance of Class A common stock	—	—	—	—	1,771	2	3,061	—	—	3,063
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	1,325	—	—	1,325
Stock-based compensation expense	—	—	—	—	—	—	7,681	—	—	7,681
Other comprehensive loss	—	—	—	—	—	—	—	(362)	—	(362)
Net loss	—	—	—	—	—	—	—	—	(14,794)	(14,794)
Balance as of October 31, 2020	37,129	$399,753	6,667	$18,800	32,981	$33	$124,009	$62	$(308,431)	$(184,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(94,198)	$(14,794)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	2,364	2,098
Non-cash operating lease cost	1,100	1,650
Stock-based compensation expense	46,452	7,681
Other	(538)	(75)
Changes in operating assets and liabilities
Accounts receivable(1)	39,047	(2,380)
Prepaid expenses, other current assets and other assets(2)	(15,074)	(48)
Accounts payable(3)	(1,682)	3,159
Accrued compensation and employee benefits	(5,351)	(716)
Operating lease liabilities	(1,214)	(1,745)
Other liabilities(4)	13,564	2,345
Deferred revenue(5)	(2,346)	21,661
Net cash (used in) provided by operating activities	(17,876)	18,836
Cash flows from investing activities:
Purchases of property and equipment	(1,429)	(919)
Capitalized software development costs	(500)	—
Purchases of investments	(388,870)	(128,330)
Maturities and sales of investments	461,648	164,098
Net cash provided by investing activities	70,849	34,849
Cash flows from financing activities:
Proceeds from repayment of shareholder loan	—	26,003
Payment of deferred offering costs	(105)	(2,325)
Proceeds from exercise of Class A common stock options	11,305	4,536
Net cash provided by financing activities	11,200	28,214
Net increase in cash, cash equivalents and restricted cash	64,173	81,899
Cash, cash equivalents and restricted cash at beginning of period	116,255	33,604
Cash, cash equivalents and restricted cash at end of period	$180,428	$115,503
Cash and cash equivalents	$167,436	$114,603
Restricted cash included in other assets	12,992	900
Total cash, cash equivalents and restricted cash	$180,428	$115,503
Supplemental disclosure of cash flow information—cash paid for income taxes	$625	$323
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$52	$146
Unpaid liabilities related to intangible purchases	$2,500	$—
Deferred offering costs included in accounts payable and accrued liabilities	$—	$2,994
Vesting of early exercised stock options	$1,908	$1,325
(1)Including changes in related party balances of $(5,796) and $(150) for the six months ended October 31, 2021 and 2020, respectively.
(2)Including changes in related party balances of $15,323 and nil for the six months ended October 31, 2021 and 2020, respectively.
(3)Including changes in related party balances of $28 and nil for the six months ended October 31, 2021 and 2020, respectively.
(4)Including changes in related party balances of $12,598 and nil for the six months ended October 31, 2021 and 2020, respectively.
(5)Including changes in related party balances of $9,819 and $14,780 for the six ended October 31, 2021 and 2020, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. (including its subsidiaries, “C3 AI” or “the Company”) is an enterprise artificial intelligence (“AI”) software provider. C3 AI supports accelerating digital transformation in various industries with its C3 AI Suite software platform, its C3 AI Ex Machina, C3 AI CRM and C3 AI Data Vision solutions, and its prebuilt and configurable C3 AI Applications for a variety of business use cases including predictive maintenance, fraud detection, sensor network health, supply network optimization, energy management, anti-money laundering, and customer engagement. The Company supports customers in the United States, Europe, and the rest of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2021, and the results of operations for the three and six months ended October 31, 2021. The results of operations for the three and six months ended October 31, 2021, are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2021, which was filed with the SEC on June 25, 2021. There have been no significant changes to these policies during the three and six months ended October 31, 2021.

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
Based on the market value of our Class A common stock held by non-affiliates as of the last business day of the Company’s fiscal second quarter ended October 31, 2021, the Company will cease to be an emerging growth company as of April 30, 2022.
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
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
North America (1)	$43,697	$27,807	$80,149	$56,612
Europe, the Middle East and Africa (1)	12,789	12,528	25,008	22,781
Asia Pacific (1)	1,777	1,006	5,512	2,431
Total revenue	$58,263	$41,341	$110,669	$81,824
__________________
(1)The United States comprised 75% and 66% of the Company’s revenue for the three months ended October 31, 2021 and 2020, respectively, and 72% and 68% of the Company’s revenue in the six months ended October 31, 2021 and 2020, respectively. France comprised 12% and 13% of the Company’s revenue for the three months ended October 31, 2021 and 2020, respectively, and 12% and 12% of the Company’s revenue for the six months ended October 31, 2021 and 2020, respectively. No other country comprised 10% or greater of the Company’s revenue for each of the three and six months ended October 31, 2021 and 2020.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred Revenue
The following table reflects the deferred revenue balance (in thousands):

	As of October 31,	As of April 30,
	2021	2021
Deferred revenue, current	$71,901	$72,263
Deferred revenue, non-current	980	2,964
Total deferred revenue	$72,881	$75,227
Significant changes in the deferred revenue balances during the six months ended October 31, 2021 and 2020 were as follows (in thousands):

Deferred Revenue
April 30, 2021	$75,227
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(56,926)
Increases due to invoicing prior to satisfaction of performance obligations	54,580
October 31, 2021	$72,881

Deferred Revenue
April 30, 2020	$60,295
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(42,312)
Increases due to invoicing prior to satisfaction of performance obligations	63,973
October 31, 2020	$81,956
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
Revenue expected to be recognized from remaining performance obligations was approximately $465.5 million and $293.8 million as of October 31, 2021 and April 30, 2021, respectively, of which $179.4 million and $145.2 million is expected to be recognized over the next 12 months and the remainder thereafter, respectively.
Customer Concentration and Accounts Receivable
All of the Company’s customers consist of corporate and governmental entities. A limited number of customers have accounted for a large part of the Company’s revenue and accounts receivable to date. Two separate customers accounted for 28% and 11%, respectively, of revenue for the three months ended October 31, 2021. Two separate customers accounted for 16% and 13%, respectively, of revenue for the three months ended October 31, 2020. Two separate customers accounted for 25% and 12%, respectively, of revenue for the six months ended October 31, 2021. Two separate customers accounted for 17% and 12%, respectively, of revenue for the six months ended October 31, 2020. Four separate customers accounted for 16%, 15%, 14% and 12% of accounts receivable at October 31, 2021. Four separate customers accounted for 18%, 14%, 14% and 11% of accounts receivable at April 30, 2021.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable included unbilled receivables as of October 31, 2021 and April 30, 2021 of $7.3 million and $3.8 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of October 31, 2021				As of April 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$98,392	$—	$—	$98,392	$43,401	$—	$—	$43,401
Corporate debt securities	—	2,588	—	2,588	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	2,000	—	2,000	—	57,998	—	57,998
Certificates of deposit	—	338,490	—	338,490	—	422,978	—	422,978
U.S. government agencies securities	—	15,793	—	15,793	—	—	—	—
Commercial paper	—	388,190	—	388,190	—	494,676	—	494,676
Corporate debt securities	—	160,232	—	160,232	—	2,368	—	2,368
Total cash equivalents and available-for-sale marketable securities	$98,392	$907,293	$—	$1,005,685	$43,401	$978,020	$—	$1,021,421
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

	As of October 31, 2021				As of As of April 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$98,392	$—	$—	$98,392	$43,401	$—	$—	$43,401
Corporate debt securities	2,588	—	—	2,588	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	2,000	—	—	2,000	57,993	5	—	57,998
Certificates of deposit	338,482	9	(1)	338,490	422,952	32	(6)	422,978
U.S. government agencies securities	15,815	—	(22)	15,793	—	—	—	—
Commercial paper	388,178	13	(1)	388,190	494,625	64	(13)	494,676
Corporate debt securities	160,470	7	(245)	160,232	2,369	—	(1)	2,368
Total cash equivalents and available-for-sale marketable securities	$1,005,925	$29	$(269)	$1,005,685	$1,021,340	$101	$(20)	$1,021,421
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of October 31, 2021		As of April 30, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$803,037	$802,986	$977,939	$978,020
After one year through five years	101,908	101,719	—	—
Total	$904,945	$904,705	$977,939	$978,020
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of October 31, 2021 (in thousands):

	As of October 31, 2021
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Certificates of deposit	$(1)	$29,399	$—	$—	$(1)	$29,399
U.S. government agencies securities	—	—	(22)	15,793	(22)	15,793
Commercial paper	(1)	29,667	—	—	(1)	29,667
Corporate debt securities	(73)	72,601	(172)	83,414	(245)	156,015
Total	$(75)	$131,667	$(194)	$99,207	$(269)	$230,874
As of October 31, 2021, the Company had 130 investment positions in an unrealized loss position. As of April 30, 2021, the Company had eight investment positions that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities at October 31, 2021.
5.Balance Sheet Details
Property and Equipment
Property and equipment consisted of the following at October 31, 2021 and April 30, 2021 (in thousands):

	Useful Life	As of October 31,	As of April 30,
	(in months)	2021	2021
Leasehold improvements	*	$8,831	$8,658
Computer equipment	36	3,545	2,539
Office furniture and equipment	60	348	339
Capital in progress	NA	74	—
Property and equipment—gross		12,798	11,536
Less: accumulated depreciation and amortization		(7,559)	(5,403)
Property and equipment—net		$5,239	$6,133
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Depreciation and amortization expense related to property and equipment was $1.1 million and $1.0 million for the three months ended October 31, 2021 and 2020, respectively, and $2.2 million and $2.0 million for the six months ended October 31, 2021 and 2020, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at October 31, 2021 and April 30, 2021 (in thousands):

	As of October 31,	As of April 30,
	2021	2021
Accrued bonus	$8,672	$12,216
Accrued vacation	3,862	3,935
Accrued payroll taxes and benefits	2,966	3,405
Accrued commission	536	1,863
Accrued salaries	442	410
Accrued compensation and employee benefits	$16,478	$21,829

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at October 31, 2021 and April 30, 2021 (in thousands):

	As of October 31,	As of April 30,
	2021	2021
Liability for common stock exercised prior to vesting	$3,183	$5,331
Accrued general expenses	6,345	3,588
Operating lease liabilities, current	4,415	3,894
Commissions payable to a related party	18,448	3,413
Other	1,284	2,092
Accrued and other current liabilities	$33,675	$18,318
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
6.Commitments and Contingencies
Noncancelable Purchase Commitments
The Company entered into a noncancelable arrangement with a web-hosting services provider in November 2019. Under the arrangement, the Company committed to spend an aggregate of at least $30.0 million between November 2019 and November 2022, with a minimum amount of $10.0 million in each of the three years, on services with this vendor. The Company has incurred costs totaling $3.4 million and $3.5 million during the three months ended October 31, 2021 and 2020, respectively, and $6.6 million and $6.1 million during the six months ended October 31, 2021 and 2020, respectively, under the arrangement.
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of October 31, 2021 and April 30, 2021, the total potential remaining contributions are $37.4 million and $43.1 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
Leases
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. The lease is expected to commence in January 2022, when the landlord is expected to deliver the first two phases of leased space to the Company. Total undiscounted base rent payments over the term of this lease are approximately $103.1 million. In addition to base rent, the Company will be responsible for the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the leased space. Under the terms of the lease agreement, the Company has a rent abatement with respect to each phase for the initial six months following the rent commencement date for such phase, with initial monthly base rent payments expected to commence April 1, 2023, which will be approximately $0.5 million at commencement and will increase up to a maximum monthly base rent of

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
approximately $1.0 million. The lease agreement also includes an aggregate tenant improvement allowance of $44.2 million for certain costs. The term of the lease is 126 months from the date that rent commences with respect to phase one of the leased space, which will be nine months after the date when phase one of the leased space is delivered to the Company. Pursuant to the lease agreement, the Company provided the landlord an unconditional and irrevocable letter of credit of $12.6 million, which is subject to reduction pursuant to the terms of the lease agreement. The commencement date for the first two phases of this lease is determined to be in the third quarter of fiscal 2022, therefore the lease is not included in the Company’s operating lease right-of-use asset or operating lease liabilities as of October 31, 2021.
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
In February 2020, plaintiffs appealed only the portion of the district court’s ruling related to the alleged breach of contract indemnification claim to the Third Circuit Court of Appeals. On February 17, 2021, the Third Circuit affirmed the judgment and orders of the district court in the Company’s and defendants’ favor. On August 10, 2021, the special master appointed by the district court to consider an order on recovery of fees and costs issued a recommendation that the Company be awarded $9.7 million in fees and expenses. Plaintiffs have objected to the special master’s recommendation and requested an award of $8.3 million, which the Company has opposed. The district court will now consider the special master’s recommendation and plaintiffs objection and the Company’s opposition and issue an order on fees and costs. The Company intends to continue to pursue recovery of attorney’s fees and costs as previously awarded by the district court.
7.Redeemable Convertible Preferred Stock and Redeemable Convertible A-1 Common Stock
Upon completion of the IPO, all 33,628,776 shares of the Company’s outstanding redeemable convertible preferred stock, except the Series A* preferred stock, automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and all 3,499,992 shares of the Company’s outstanding redeemable convertible Series A* preferred stock automatically converted into an equivalent number of shares of the Company’s Class B common stock on a one-to-one basis. The carrying value of $399.8 million of all classes of the Company’s outstanding redeemable convertible preferred stock was reclassified into stockholders’ equity. Additionally, all 6,666,665 shares of the Company’s outstanding redeemable convertible Class A-1 common stock automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and their carrying value of $18.8 million was reclassified into stockholders’ equity. As of October 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding. See Note 1. Summary of Business and Significant Accounting Policies for more information.
8.Stockholders’ Equity
Preferred Stock
The Company has authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of October 31, 2021, there were no shares of Preferred Stock issued or outstanding.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Incentive Plan”), certain optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding common shares upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The net proceeds from the early exercise of such options were nil and $1.5 million during the three months ended October 31, 2021 and 2020, respectively, and nil and $1.5 million during the six months ended October 31, 2021 and 2020, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. Unvested Class A common stock of 621,056 and 1,091,306 shares as of October 31, 2021 and April 30, 2021, respectively, were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 9. Stock-Based Compensation for more information.
9.Stock-Based Compensation
On June 29, 2012, the Company adopted the 2012 Incentive Plan. The 2012 Incentive Plan provided for the grant of stock-based awards to employees, non-employee directors, and other service providers of the Company. The 2012 Incentive Plan was terminated in December 2020 in connection with the IPO but continues to govern the terms of outstanding awards that were granted prior to the termination of the 2012 Incentive Plan. No further equity awards will be granted under the 2012 Incentive Plan. With the establishment of the 2020 Incentive Plan as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class A common stock underlying outstanding stock-based awards granted under the 2012 Incentive Plan, an equal number of shares of Class A common stock will become available for grant under the 2020 Plan.
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
On November 27, 2020, the Company’s board of directors also adopted, and its stockholders also approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective immediately prior to the IPO. The 2020 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 3,000,000 shares of Class A common stock were initially reserved for future issuance under the 2020 ESPP. The number of shares of Class A common stock reserved for issuance under the 2020 ESPP is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 ESPP. There was an automatic annual increase

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
on May 1, 2021 in the number of shares reserved for future issuance pursuant to the 2020 ESPP in an amount equal to one percent (1%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2021. The 2020 ESPP permits participants to purchase shares of Class A common stock in an amount not exceeding 15% of their earnings during the relevant offering period. The offering dates and purchase dates for the 2020 ESPP are determined at the discretion of the Company’s board of directors. As of October 31, 2021, the Company had not yet launched its 2020 ESPP.
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
A summary of the Company’s option activity during the six months ended October 31, 2021 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2021	38,487	$6.39	7.98	$2,304,714
Options granted	3,412	55.82
Options exercised	(2,735)	4.22
Options cancelled	(1,960)	10.48
Balance as of October 31, 2021	37,204	$10.86	7.60	$1,274,594
Vested and exercisable as of October 31, 2021	14,843	$4.48	6.43	$603,201
Vested and expected to vest as of October 31, 2021(1)	37,825	$10.86	7.60	$1,295,871
(1) The number of options vested and expected to vest as of October 31, 2021 includes early exercised, unvested Class A common stock. Refer to Note 8. Stockholders’ Equity for more information.
As of October 31, 2021, there was $147.1 million of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 3.4 years.
The grant-date fair value of the options issued for the six months ended October 31, 2021 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Six Months Ended October 31,
	2021	2020
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	43.9%	43.7%
Expected term (years)	6.5	6.3
Risk-free interest rate	1.0%	0.4%
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s RSU activity during the six months ended October 31, 2021 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2021	447	$74.52
RSUs granted	6,080	54.32
RSUs vested	(37)	70.07
RSUs forfeited	(448)	58.15
Unvested Balance as of October 31, 2021	6,042	$55.43
As of October 31, 2021, there was $332.8 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.8 years.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Cost of subscription	$2,364	$159	$3,185	$343
Cost of professional services	685	89	1,287	137
Sales and marketing	13,555	2,190	19,690	3,045
Research and development	10,256	648	13,014	1,106
General and administrative	5,680	2,115	9,276	3,050
Total stock-based compensation expense	$32,540	$5,201	$46,452	$7,681
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
The Company recorded income tax expense of nil and $0.2 million for the three months ended October 31, 2021 and 2020, respectively, and $0.4 million and $0.3 million for the six months ended October 31, 2021 and 2020, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.

The American Rescue Plan Act of 2021 (“ARPA”) was enacted by the United States on March 11, 2021. The ARPA did not have a material impact on the Company’s provision for income taxes for the three and six months ended October 31, 2021.
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
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period to the extent they are dilutive. For purposes of this calculation, the convertible preferred, stock options, and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three and six months ended October 31, 2021 and 2020.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(56,739)	$(14,944)	$(94,198)	$(14,794)
Denominator
Basic and diluted weighted-average Class A common shares outstanding	100,246	31,387	99,558	31,006
Basic and diluted weighted-average Class A-1 common shares outstanding	—	6,667	—	6,667
Basic and diluted weighted-average Class B common shares outstanding	3,500	—	3,500	—
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A common shares outstanding	$(0.55)	$(0.39)	$(0.91)	$(0.39)
Basic and diluted net loss per Class A-1 common shares outstanding	$—	$(0.39)	$—	$(0.39)
Basic and diluted net loss per Class B common shares outstanding	$(0.55)	$—	$(0.91)	$—

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows:

	As of October 31,
	2021	2020
Convertible preferred stock
Series A*	—	3,499,992
Series B*	—	4,559,999
Series B-1A*	—	2,430,635
Series B-1B*	—	92,769
Series C*	—	2,779,738
Series D	—	12,278,422
Series E	—	540,003
Series F	—	5,399,581
Series G	—	3,893,701
Series H	—	1,653,928
Stock options	37,824,606	43,428,121
RSUs	6,041,895	—
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
Revenue Transactions with Baker Hughes Company
In June 2019, the Company entered into multiple agreements with Baker Hughes Company (“Baker Hughes”) under which Baker Hughes received a three-year subscription to use the Company’s software. These agreements were revised in June 2020 to extend the term to five years and modify the subscription fees due. Under the agreements as revised in June 2020, Baker Hughes made minimum, non-cancelable revenue commitments, inclusive of their direct subscription fees and third-party revenue generated through a joint marketing arrangement with Baker Hughes, in the amount of $46.7 million in fiscal year 2020, $53.3 million in fiscal year 2021, $75.0 million in fiscal year 2022, $125.0 million in fiscal year 2023, and $150.0 million in fiscal year 2024. The Company also agreed to pay Baker Hughes a sales commission on subscriptions and services offerings it resold in excess of these minimum revenue commitments.
The Company and Baker Hughes further revised these agreements in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025, and to revise the structure of the arrangement to further incentivize Baker Hughes’ sales of the Company’s products and services. Beginning in fiscal year 2023, Baker Hughes’ annual commitments will be reduced by any revenue that Baker Hughes generates from certain customers. The revenue generated by Baker Hughes will be reviewed quarterly and adjusted, as needed, to reflect our current assumptions. As part of these revised agreements, the Company also acknowledged that Baker Hughes had met its minimum annual revenue commitment for fiscal year 2022 and earned a sales commission of $16.0 million for fiscal year 2022.
Pursuant to the revised arrangement, the Company acknowledged that Baker Hughes had met its minimum annual revenue commitment for the current fiscal year and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.

During the six months ended October 31, 2021, the Company recognized total revenue of $36.7 million related to its arrangement with Baker Hughes. The remaining performance obligations related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $18.7 million related to deferred revenue and $282.3 million of commitments from non-cancellable contracts as of October 31, 2021 and $8.5 million related to deferred revenue and $95.5 million from non-cancellable contracts as of April 30, 2021.
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $10.0 million and $6.8 million during the three months ended October 31, 2021 and 2020, respectively, and $20.2 million and $13.6 million during the six months ended October 31, 2021 and 2020, respectively. The Company recognized professional services revenue from Baker Hughes of $5.9 million and nil during the three months ended October 31, 2021 and 2020, respectively, and $8.0 million and nil during the six months ended October 31, 2021 and 2020, respectively. As of October 31, 2021 and April 30, 2021, accounts receivable, net included $9.4 million and $15.2 million and deferred revenue, current included $17.5 million and $7.7 million, respectively.
The Company recognized cost of subscription revenue from Baker Hughes, of nil and nil during the three months ended October 31, 2021 and 2020, respectively, and $0.1 million and nil during the six months ended October 31, 2021 and 2020, respectively. As of October 31, 2021 and April 30, 2021, accounts payable included $0.1 million and $0.1 million, respectively.
As of October 31, 2021 and April 30, 2021, the current portion of deferred costs of $5.0 million and $1.7 million, respectively, were included in prepaid expenses and other current assets and the non-current portion of $18.6 million and $6.6 million, respectively, were included in other assets, non-current. The Company amortized $0.4 million and $0.8 million of deferred commissions during the three and six months ended October 31, 2021, and this amount was included in sales and marketing expense in the condensed consolidated statements of operations.
The Company recognized $8.3 million and $16.0 million of sales commission as deferred costs during the fiscal year ended April 30, 2021 and the fiscal quarter ended October 31, 2021, respectively, related to this arrangement. The sales commissions of $8.3 million recognized in the fiscal year ended April 30, 2021 is payable to Baker Hughes over the term of three years based on the agreements, of which the Company paid $3.4 million during the six months ended October 31, 2021. The sales commissions of $16.0 million recognized in the fiscal quarter ended October 31, 2021 will be amortized over an expected period of five years.
As of October 31, 2021 and April 30, 2021, accrued and other current liabilities included $18.5 million and $3.4 million, respectively, and other long-term liabilities included $2.4 million and $4.9 million, respectively.

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
We have built an integrated family of software applications that enables our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications across any infrastructure. Customers can deploy C3 AI solutions on all major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide five primary families of software solutions, which we collectively refer to as our C3 AI Software:
•The C3 AI Suite, our core technology, is a comprehensive application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications of any type. Our C3 AI Suite enables developers to rapidly build applications by using conceptual models of all the elements required by an Enterprise AI application instead of having to write complex, lengthy, structured programming code to define, control, and integrate the many requisite data and microservices components to work together.
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
•C3 AI Data Vision allows analysts to visualize, understand and leverage the hidden relationships between data entities. This product unifies data from across systems to enable deep exploration and insights in near real-time, enabling collaborative data analysis using interactive, intuitive graph network visualizations.
These solutions, and our patented model-driven architecture, enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. We significantly reduce the effort and complexity of the AI software engineering problem.
Initial Public Offering and Concurrent Private Placements
In December 2020, we completed our initial public offering, or IPO, in which we issued and sold 17,825,000 shares of our Class A common stock at $42.00 per share, which included 2,325,000 shares issued upon the exercise of the underwriters’ over-

allotment option to purchase additional shares. We received net proceeds of $694.6 million after deducting underwriting discounts and other offering expenses.
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
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 81% and 87% of our total revenue in the three months ended October 31, 2021 and 2020, respectively, and 85% and 87% of our total revenue in the six months ended October 31, 2021 and 2020, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancelable and non-refundable.
We commonly enter into enterprise-wide agreements with entities that include multiple operating units or divisions. For the purpose of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we use the term customer to mean each distinct division, department, business unit, or group within an entity. As of October 31, 2021, we had 104 customers.
We generally invoice our customers annually in advance and primarily recognize revenue over the contract term on a ratable basis. In addition, customers typically pay a usage-based runtime fees for production use of our C3 AI Software, which is either paid in advance for specified levels of capacity or paid in arrears based on actual usage. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI Center of Excellence, or COE, which are included as part of the subscription when purchased.
We also generate revenue from professional services, which consist primarily of fees associated with our implementation services for new customer deployments of certain of our C3 AI Software. Professional services revenue represented 19% and 13% of our total revenue for the three months ended October 31, 2021 and 2020, respectively, and 15% and 13% of our total revenue for the six months ended October 31, 2021 and 2020, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
We are growing rapidly, with total revenue of $58.3 million and $110.7 million for the three and six months ended October 31, 2021, respectively, representing a 41% and 35% increase compared to the same periods last year. Our subscription revenue grew to $47.4 million and $93.5 million for the three and six months ended October 31, 2021, respectively, representing a 32% and 31% increase compared to the same periods last year.
Go-to-Market Strategy
Our go-to-market strategy is focused on large organizations recognized as leaders in their respective industries or public sectors, and who are attempting to solve complicated business problems by digitally transforming their operations. These large organizations, or lighthouse customers, include companies and public agencies within the oil and gas, power and utilities, aerospace and defense, industrial products, life sciences, and financial services industries, among others. This has resulted in C3 AI powering some of the largest and most complex Enterprise AI applications worldwide. These lighthouse customers serve as proof points for other potential customers in their particular industries. Today, we have a customer base of a relatively small number of large organizations that generate high average total subscription contract value, but we expect that, over time, as more customers adopt our technology based on the proof points provided by these lighthouse customers, the revenue represented by these customers will decrease as a percentage of total revenue. As our C3 AI Suite and much of our other C3 AI Software is industry agnostic, we also expect to expand into other industries as we grow.

Acquiring new customers and expanding our business with our existing customers is the intent of our go-to-market effort and drivers of our growth. Making new and existing customers successful is critical to our long-term success. After we help our customers solve their initial use cases, they typically identify incremental opportunities within their operations and expand their use of our products by either purchasing additional C3 AI Software or by subscribing to the C3 AI Suite to develop their own AI applications.
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
Key Business Metric
We monitor remaining performance obligations, or RPO, as a key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $465.5 million and $293.8 million as of October 31, 2021 and April 30, 2021, respectively. We may experience variations in our RPO from period to period, but RPO has generally increased over the long term as a result of contracts with new customers and increasing the value of contracts with existing customers. These increases are partially offset by revenue recognized on existing contracts during the period.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of October 31, 2021 is comprised of $72.9 million related to deferred revenue and $392.6 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2021 is comprised of $75.2 million related to deferred revenue and $218.6 million of commitments from non-cancellable contracts.
RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $63.8 million and $51.3 million as of October 31, 2021 and April 30, 2021, respectively.
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
Customer Acquisition, Retention, and Expansion
We are focused on continuing to grow our customer base, retaining existing customers and expanding customers’ usage of our C3 AI Software by addressing new use cases across multiple departments and divisions, adding users, and developing and deploying additional applications. All of these factors increase the adoption and relevance of our C3 AI Software to our customers’ business and, as an outcome, increases their runtime usage.
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
Technology Innovation
We intend to continue to invest in our research and development capabilities to extend our C3 AI Software, to expand within existing accounts, and to gain new customers. Our investments in research and development drive core technology innovation and bring new products to market. Our model-driven architecture enables us and our customers to rapidly address new use cases by building new applications and extending and enhancing the features and functionality of current C3 AI Software. By investing to make it easier to develop applications on our C3 AI Suite, our customers have become active developers. With our support, our customers have developed and deployed almost two-thirds of the applications currently in production and running on the C3 AI Suite. Research and development spending has fueled enhancements to our existing C3 AI Suite.
We expect to maintain high levels of investment in product innovation over the coming years as we continue to introduce new applications which address new industry use cases, and new features and functionality for the C3 AI Software. As our business scales over a longer-term horizon, we anticipate research and development spend as a percent of total revenue to decline.
Brand Awareness
We believe we are in the early stages of a large and expanding new market for AI enabled digital transformation. As a result, we intend to continue to invest in brand awareness, market education, and thought leadership. We engage the market through digital, radio, outdoor, airport, and print advertising; virtual and physical events, including our C3 AI Transform annual customer conference; and C3 AI Live, a series of livestreamed events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, machine learning, and data science.
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
We and Baker Hughes further revised these agreements in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025, and to revise the structure of the arrangement to further incentivize Baker Hughes’ sales of our products and services. Beginning in fiscal year 2023, Baker Hughes’ annual commitments will be reduced by any revenue that Baker Hughes generates from certain customers. The revenue generated by Baker Hughes will be reviewed quarterly and adjusted, as needed, to reflect the our current assumptions. As part of these revised agreements, we also acknowledged that Baker Hughes had met its minimum annual revenue commitment for fiscal year 2022 and earned a sales commission of $16.0 million for fiscal year 2022.
Pursuant to the revised arrangement, we acknowledged that Baker Hughes had met its minimum annual revenue commitment for the current fiscal year and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
Our RPO related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $18.7 million related to deferred revenue and $282.3 million of commitments from non-cancellable contracts as of October 31, 2021 and $8.5 million related to deferred revenue and $95.5 million from non-cancellable contracts as of April 30, 2021.
As of October 31, 2021, the total estimated amount of Baker Hughes’ commitments not yet contracted under the direct subscription fee or reseller arrangement under the entire arrangement was $23.7 million.

As of July 31, 2021 and April 30, 2021, the total remaining amount of Baker Hughes’ minimum revenue commitments not yet contracted under the direct subscription fee or reseller arrangement, and thus subject to the shortfall annual provisions, under the entire arrangement was $204.4 million and $219.3 million, respectively.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 25% and 34% of our total revenue for the three months ended October 31, 2021 and 2020, respectively, and 28% and 32% of our total revenue for the six months ended October 31, 2021 and 2020, respectively, from international customers.
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
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the emergence and spread of current and future variants of the COVID-19 virus, and the effectiveness, acceptance, and availability of vaccines against the COVID-19 virus and its variants, the COVID-19 pandemic has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global IT spending and could adversely affect demand for our C3 AI Software, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2022 and potentially future periods.
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
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of term licenses, stand-ready COE support services, trials of our applications, and software-as-a-service offerings. Sales of our term licenses grant our customers the right to use our software, either on their own cloud instance or their internal hardware infrastructure, over the contractual term. We also offer a premium stand-ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software over the contractual term. Our subscription contracts are generally non-cancelable and non-refundable, with the majority of contracts with customers averaging approximately three years in duration. We generally invoice annually in advance and recognize revenue over the contract term on a ratable basis. In addition, customers pay a usage-based runtime fee for our C3 AI Software, which is either paid in advance for specified levels of capacity and/or paid in arrears based on actual usage. Our subscriptions also include our maintenance and support services. Our maintenance and support services include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We currently have a small number of public utility customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
Professional Services Revenue. Our professional services revenue primarily includes implementation services, training and prioritized engineering services. We offer a complete range of professional service support both onsite and remotely, including training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and are typically a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue for our professional services over the period of delivery as services are performed.
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of costs related to compensation, including salaries, bonuses, benefits, stock-based compensation and other related expenses for the production environment, support and COE staff, hosting of our C3 AI Software, including payments to outside cloud service providers, and allocated overhead and depreciation for facilities.
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
Research and Development. Our research and development efforts are aimed at continuing to develop and refine our C3 AI Software, including adding new features and modules, increasing functionality and speed, and enhancing the usability of our C3 AI Software. Research and development expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for our employees associated with research and development related activities.

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue
Subscription	$47,408	$35,854	$93,530	$71,549
Professional services	10,855	5,487	17,139	10,275
Total revenue	58,263	41,341	110,669	81,824
Cost of revenue
Subscription (1)	11,392	7,084	20,605	15,671
Professional services (1)	4,579	2,997	8,391	4,909
Total cost of revenue	15,971	10,081	28,996	20,580
Gross profit	42,292	31,260	81,673	61,244
Operating expenses
Sales and marketing (1)	46,166	22,088	82,988	36,446
Research and development (1)	36,523	16,134	63,235	29,398
General and administrative (1)	15,279	7,562	27,643	13,249
Total operating expenses	97,968	45,784	173,866	79,093
Loss from operations	(55,676)	(14,524)	(92,193)	(17,849)
Interest income	322	288	667	868
Other (expense) income, net	(1,372)	(578)	(2,271)	2,440
Net loss before provision for income taxes	(56,726)	(14,814)	(93,797)	(14,541)
Provision for income taxes	13	130	401	253
Net loss	$(56,739)	$(14,944)	$(94,198)	$(14,794)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of subscription	$2,364	$159	$3,185	$343
Cost of professional services	685	89	1,287	137
Sales and marketing	13,555	2,190	19,690	3,045
Research and development	10,256	648	13,014	1,106
General and administrative	5,680	2,115	9,276	3,050
Total stock-based compensation expense	$32,540	$5,201	$46,452	$7,681

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

Revenue
Subscription	81%	87%	85%	87%
Professional services	19	13	15	13
Total revenue	100	100	100	100
Cost of revenue
Subscription	20	17	19	19
Professional services	8	7	8	6
Total cost of revenue	27	24	26	25
Gross profit	73	76	74	75
Operating expenses
Sales and marketing	79	53	75	45
Research and development	63	39	57	36
General and administrative	26	18	25	16
Total operating expenses	168	110	157	97
Loss from operations	(96)	(34)	(83)	(22)
Interest income	1	1	1	1
Other (expense) income, net	(2)	(1)	(2)	3
Net loss before provision for income taxes	(97)	(34)	(85)	(18)
Provision for income taxes	—	—	—	—
Net loss	(97)%	(34)%	(85)%	(18)%
Comparison of the Three and Six Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Revenue
Subscription	$47,408	$35,854	$11,554	32%	$93,530	$71,549	$21,981	31%
Professional services	10,855	5,487	5,368	98%	17,139	10,275	6,864	67%
Total revenue	$58,263	$41,341	$16,922	41%	$110,669	$81,824	$28,845	35%
Subscription revenue accounted for 81% and 87% of our total revenue for the three months ended October 31, 2021 and 2020, respectively. Subscription revenue increased by $11.6 million, or 32%, for the three months ended October 31, 2021, compared to the same period last year, predominantly driven by revenue growth of $11.6 million from new customers or expanding relationships with existing C3 AI customers.
Subscription revenue accounted for 85% and 87% of our total revenue for the six months ended October 31, 2021 and 2020, respectively. Subscription revenue increased by $22.0 million, or 31%, for the six months ended October 31, 2021, compared to the same period last year, predominantly driven by revenue growth of $22.0 million from new customers or expanding relationships with existing C3 AI customers.
Professional services revenue increased by $5.4 million, or 98%, for the three months ended October 31, 2021, compared to the same period last year, predominantly due to the timing and mix of implementation services projects for new and existing C3 AI customers.

Professional services revenue increased by $6.9 million, or 67%, for the six months ended October 31, 2021, compared to the same period last year, predominantly due to the timing and mix of implementation services projects for new and existing C3 AI customers.
Cost of Revenue

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Cost of revenue
Subscription	$11,392	$7,084	$4,308	61%	$20,605	$15,671	$4,934	31%
Professional services	4,579	2,997	1,582	53%	8,391	4,909	3,482	71%
Total cost of revenue	$15,971	$10,081	$5,890	58%	$28,996	$20,580	$8,416	41%
The increase in cost of subscription revenue for the three months ended October 31, 2021 compared to the same period last year was primarily due to higher personnel related costs of $3.7 million, and higher third-party outsourcing costs of $1.0 million, partially offset by lower overhead costs of $0.2 million.
The increase in cost of subscription revenue for the six months ended October 31, 2021 compared to the same period last year was primarily due to higher personnel related costs of $3.9 million, and higher third-party outsourcing costs of $1.8 million, partially offset by lower overhead costs of $0.7 million.
The increase in cost of professional services revenue for the three months ended October 31, 2021 compared to the same period last year was primarily due to higher third-party outsourcing costs of $0.9 million, and higher overhead costs of $0.6 million.
The increase in cost of professional services revenue for the six months ended October 31, 2021 compared to the same period last year was primarily due to higher third-party outsourcing costs of $1.8 million, higher overhead costs of $1.2 million, and higher personnel-related costs of $0.6 million.
Gross Profit and Gross Margin

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Gross profit	$42,292	$31,260	$11,032	35%	$81,673	$61,244	$20,429	33%
Gross margin
Subscription	76%	80%			78%	78%
Professional services	58%	45%			51%	52%
Total gross margin	73%	76%			74%	75%
The increases in gross profit was primarily driven by revenue growth from new and existing contracts. Overall, total gross margins decreased for the three and six months ended October 31, 2021 compared to the same periods last year, due to higher personnel-related costs.

Operating Expenses

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Operating expenses
Sales and marketing	$46,166	$22,088	$24,078	109%	$82,988	$36,446	$46,542	128%
Research and development	36,523	16,134	20,389	126%	63,235	29,398	33,837	115%
General and administrative	15,279	7,562	7,717	102%	27,643	13,249	14,394	109%
Total operating expenses	$97,968	$45,784	$52,184	114%	$173,866	$79,093	$94,773	120%
Sales and Marketing. The increase in sales and marketing expense for the three months ended October 31, 2021 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $14.7 million, and higher advertising spend of $8.6 million.
The increase in sales and marketing expense for the six months ended October 31, 2021 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $25.1 million, and higher advertising spend of $19.7 million.
Research and Development. The increase in research and development expense for the three months ended October 31, 2021 compared to the same period last year was primarily due higher personnel-related costs as a result of headcount growth of $15.3 million, higher C3.ai DTI contributions of $1.6 million, and higher cloud computing costs of $0.5 million.
The increase in research and development expense for the six months ended October 31, 2021 compared to the same period last year was primarily due higher personnel-related costs as a result of headcount growth of $23.2 million, higher C3.ai DTI contributions of $4.5 million, and higher cloud computing costs of $1.5 million.
General and Administrative. The increase in general and administrative expense for the three months ended October 31, 2021 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $4.5 million, and higher corporate insurance costs of $1.8 million.
The increase in general and administrative expense for the six months ended October 31, 2021 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $8.7 million, higher corporate insurance costs of $3.6 million, and higher professional services costs of $0.7 million.
Interest Income

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Interest income	$322	$288	$34	12%	$667	$868	$(201)	(23)%
The increase in interest income for the three months ended October 31, 2021 compared to the same period last year was primarily due to increase in volume of investments, offset by investments that yielded lower returns such as money market funds and government securities.
The decrease in interest income for the six months ended October 31, 2021 compared to the same period last year was primarily due to investments that yielded lower returns such as money market funds and government securities.
Other (Expense) Income, Net

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Other (expense) income, net	$(1,372)	$(578)	$(794)	137%	$(2,271)	$2,440	$(4,711)	(193)%

The decrease in other (expense) income, net for the three months ended October 31, 2021 compared to the same period last year was due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.
The decrease in other (expense) income, net for the six months ended October 31, 2021 compared to the same period last year was due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.
Provision for Income Taxes

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Provision for income taxes	$13	$130	$(117)	(90)%	$401	$253	$148	58%
The change in provision for the six months ended October 31, 2021 compared with the same period last year was primarily related to foreign and state tax expense.
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

	Six Months Ended October 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(17,876)	$18,836
Less:
Purchases of property and equipment	(1,429)	(919)
Capitalized software development costs	(500)	—
Free cash flow	$(19,805)	$17,917
Net cash provided by investing activities	$70,849	$34,849
Net cash provided by financing activities	$11,200	$28,214
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of October 31, 2021 and April 30, 2021, we had $167.4 million and $115.4 million of cash and cash equivalents and $803.0 million and $978.0 million of investments, respectively, which were held for working capital purposes. In December 2020, we completed our IPO, which resulted in aggregate net proceeds of $694.6 million, after underwriting discounts and other offering expenses. We also received aggregate proceeds of $150.0 million related to our Concurrent Private Placement and did not pay any underwriting discounts or commissions with respect to the shares that were sold in these private placements. Our investments generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $443.5 million as of October 31, 2021. We expect to continue to incur operating losses and may generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.

We believe that existing cash and cash equivalents and investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of C3 AI Software enhancements, and the continuing market adoption of our C3 AI Software. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2021	2020
	(in thousands)
Cash (used in) provided by operating activities	$(17,876)	$18,836
Cash provided by investing activities	$70,849	$34,849
Cash provided by financing activities	$11,200	$28,214
Net increase in cash, cash equivalents, and restricted cash	$64,173	$81,899
Operating Activities. Net cash used in operating activities of $17.9 million for the six months ended October 31, 2021 was due to our net loss of $94.2 million in addition to non-cash charges for stock-based compensation of $46.5 million, depreciation and amortization of $2.4 million, and non-cash operating lease cost of $1.1 million. The $26.9 million cash inflow related to changes in operating assets and liabilities was primarily attributable to a decrease in accounts receivable of $39.0 million inclusive of an increase in related party balances of $5.8 million, and an increase in other liabilities of $13.6 million. This was partially offset by cash outflows related to an increase in prepaid expenses, other current assets and other assets of $15.1 million, a decrease to accrued compensation and employee benefits of $5.4 million, a decrease to deferred revenue of $2.3 million inclusive of an increase in related party balances of $9.8 million, a decrease in accounts payable of $1.7 million, and a decrease in lease liabilities of $1.2 million.
Net cash provided by operating activities of $18.8 million for the six months ended October 31, 2020 was due to our net loss of $14.8 million in addition to non-cash charges for stock-based compensation of $7.7 million, depreciation and amortization of $2.1 million, and non-cash operating lease cost of $1.7 million. The $22.3 million cash inflow related to changes in operating assets and liabilities was primarily attributable to an increase to deferred revenue of $21.7 million inclusive of an increase in related party balances of $14.8 million, an increase in other liabilities of $2.3 million, an increase in accounts payable of $3.2 million and a decrease in prepaid expenses, other current assets and other assets of $0.1 million. This was partially offset by cash outflows related to an increase in accounts receivable of $2.4 million inclusive of an increase in related party balances of $0.2 million, a decrease in lease liabilities of $1.7 million and decrease to accrued compensation and employee benefits of $0.7 million.
Investing Activities. Net cash provided by investing activities of $70.8 million for the six months ended October 31, 2021 was primarily attributable to the maturities and sales of investments of $461.6 million, partially offset by purchases of investments of $388.9 million and capital expenditures of $1.9 million.
Net cash provided by investing activities of $34.8 million for the six months ended October 31, 2020 was primarily attributable to the maturity and sale of short-term investments of $164.1 million, partially offset by purchases of investments of $128.3 million and capital expenditures of $0.9 million.
Financing Activities. Net cash provided by financing activities of $11.2 million during the six months ended October 31, 2021 was primarily due to $11.3 million of proceeds from the exercise of stock options for Class A common stock.
Net cash provided by financing activities of $28.2 million during the six months ended October 31, 2020 was primarily due to $26.0 million of proceeds from the repayment of our stockholder loan due from our Chief Executive Officer, which was in connection with the Series F preferred stock financing, and $4.5 million of proceeds from the exercise of stock options for Class B common stock, partially offset by the payment of deferred offering costs related to our IPO of $2.3 million.
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
Based on the market value of our Class A common stock held by non-affiliates as of the last business day of our fiscal second quarter ended October 31, 2021, we will cease to be an emerging growth company as of April 30, 2022 and will no longer be able to take advantage of these various exemptions.

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
Interest Rate Risk
As of October 31, 2021, we had cash, cash equivalents, and investments of $1.1 billion. As of April 30, 2021, we had cash, cash equivalents, and investments of $1.1 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of October 31, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Risk
Our functional currency is the U.S. dollar. For the three months ended October 31, 2021 and 2020, approximately 17% and 28%, respectively, and for the six months ended October 31, 2021 and 2020, approximately 17% and 26%, respectively of our sales were denominated in euros, respectively, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
ITEM 1A. RISK FACTORS
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, C3 AI Software (which includes our C3 AI Suite, C3 AI Applications, C3 AI Ex Machina, C3 AI CRM and C3 AI Data Vision), reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Our Industry
We have a limited operating history, which makes it difficult to evaluate our prospects and future results of operations.
We were founded in 2009. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, we expect our revenue growth to slow. A number of factors could cause our growth rate to be adversely impacted, including any reduction in demand for our C3 AI Software, increased competition, contraction of our overall market, our inability to accurately forecast demand for our C3 AI Software, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business would be harmed.
Historically, a limited number of customers have accounted for a substantial portion of our revenue. If existing customers do not renew their contracts with us, or if our relationships with our largest customers are impaired or terminated, our revenue could decline, and our results of operations would be adversely impacted.
We derive a significant portion of our revenue from a limited number of existing customers. Our top two market partners, each of which has an enterprise agreement with us that may encompass multiple customers, together accounted for 39% and 29% of our revenue for the three months ended October 31, 2021 and 2020, respectively, and 37% and 29% of our revenue for the six months ended October 31, 2021 and 2020, respectively. These partners have been with us for an average of 4.5 years. Each of Baker Hughes Company, or Baker Hughes, and Engie accounted for greater than 10% of our revenue for the three and six months ended October 31, 2021 and 2020. In June 2016, we entered into a master license and services agreement with Engie whereby Engie partners with us to support their digital transformation with a non-exclusive, worldwide license to certain C3 AI Software. This arrangement was revised in June 2019 to extend the term by an additional three years for a total of six years. Our master license and services agreement with Engie is terminable by either party upon 30 days’ written notice if the other party materially breaches the agreement or applicable order form and does not cure such breach prior to the end of that 30 day period, and under certain circumstances in connection with a change of control of either party. In April 2019, we entered into a professional services agreement with Engie pursuant to which we develop a customized application for Engie on our C3 AI Suite. This arrangement has a three year term and permits Engie to terminate the contract at the start of the third year subject to a wind down fee of approximately €2.5 million payable by Engie. In October 2020, we entered into a professional services agreement with Engie pursuant to which we develop another customized application for Engie on our C3 AI Suite. This arrangement has a five year term and permits Engie to terminate the contract after the 20th month. Certain of our customers, including customers that, at the time, represented a significant portion of our business, have in the past reduced their spend with us or decided to not renew their subscriptions with us, which has reduced our anticipated future payments or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our C3 AI Software. In addition, our average total subscription contract value is decreasing, and we expect it to continue to decrease as we expand our customer base beyond a small number of large customers to a larger number of smaller customers.
Our customers generally have no obligation to renew, upgrade, or expand their subscriptions with us after the terms of their existing subscriptions expire. In addition, our customers may opt to decrease their usage of our C3 AI Software. As a result, we cannot provide assurance that our customers will renew, upgrade, or expand their subscriptions with us, if they renew at all. If one or more of our customers elect not to renew their subscriptions with us, or if our customers renew their subscriptions with us for shorter time periods, or if our customers decrease their usage of our C3 AI Software, or if our customers otherwise seek to renegotiate terms of their existing agreements on terms less favorable to us, our business and results of operations would be adversely affected. This adverse impact would be even more pronounced for customers that represent a material portion of our revenue or business operations.
Our business depends on our ability to attract new customers and on our existing customers purchasing additional subscriptions from us and renewing their existing subscriptions.
To increase our revenue, we must continue to attract new customers. Our success will depend to a substantial extent on the widespread adoption of our C3 AI Software. Although demand for data management, machine learning, analytics, and artificial intelligence platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. Numerous factors may impede our ability to add new customers, including but not limited to, our failure to compete effectively against alternative products or services, to attract and effectively train new sales and marketing personnel, to develop or expand relationships with partners and resellers, to successfully innovate and deploy new applications and other solutions, to provide a quality customer experience and customer support, or to ensure the effectiveness of our marketing programs. If we are not able to attract new customers, it will have an adverse effect on our business, financial condition and results of operations.
In addition, our future success depends on our ability to sell additional subscriptions for our C3 AI Software to our existing customers, and our customers renewing their subscriptions when the contract term expires. Our customers generally have no contractual obligation to renew, upgrade, or expand their subscriptions after the terms of their existing subscriptions expire. In addition, our customers may opt to decrease their usage of our C3 AI Software. Given our limited operating history, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and expansion commitments may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our C3 AI Software and our customer support, the frequency and severity of software and implementation errors or other reliability issues, the pricing of our subscriptions or competing solutions, changes in their IT budget, the effects of global economic conditions, and our customers’ financial circumstances, including their ability to maintain or expand their spending levels or continue their operations. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. If our customers do not purchase additional subscriptions, increase their usage of our software, or renew their subscriptions with us, our business, financial condition, and results of operations may be harmed.
We have limited historical experience with supporting or selling to smaller, non-enterprise customers. We intend to grow our customer base and further contribute to our overall growth by introducing product offerings with a lower entry price point, such as our no-code offering C3 AI Ex Machina. However, by broadening our customer base to include smaller or mid-size customers, we will be faced with risks that may not be present or that are present to a lesser extent with respect to sales to large organizations. For example, purchases of our C3 AI Ex Machina offering do not typically require the customer to sign a three-year subscription. Because of our limited experience in supporting or selling to smaller, non-enterprise customers, we may be unsuccessful in our efforts to get future smaller customers to renew or expand their subscriptions to our offerings. If such customers do not renew their agreements or renew on less favorable terms or for less usage, our revenue may grow more slowly than expected or decline, and our business, financial condition, and results of operations may be harmed.
Achieving renewal or expansion of usage and subscriptions may require us to engage increasingly in sophisticated and costly sales and support efforts that may not result in additional sales. In addition, the rate at which our customers expand the deployment of our C3 AI Software depends on a number of factors. If our efforts to expand our relationships with our customers are not successful, our business, financial condition, and results of operations may be harmed.

Because we derive substantially all of our revenue from our C3 AI Software, failure of Enterprise AI solutions in general and our C3 AI Software in particular to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.
We derive and expect to continue for the foreseeable future to derive substantially all of our revenue from our C3 AI Software. As such, the market acceptance of Enterprise AI solutions in general, and our C3 AI Software in particular, are critical to our continued success. Market acceptance of an Enterprise AI solution depends in part on market awareness of the benefits that Enterprise AI can provide over legacy products, emerging point products, and manual processes. In addition, in order for cloud-based Enterprise AI solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. Demand for our platform in particular is affected by a number of other factors, some of which are beyond our control. These factors include continued market acceptance of our C3 AI Software, the pace at which existing customers realize benefits from the use of our platform and decide to expand deployment of our platform across their business, the timing of development and release of new products by our competitors, technological change, reliability and security, the pace at which enterprises undergo digital transformation, and developments in data privacy regulations. We expect that the needs of our customers will continue to rapidly change and increase in complexity. We will need to improve the functionality and performance of our platform continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Enterprise AI solutions in general or our C3 AI Software in particular, our business operations, financial results, and growth prospects will be materially and adversely affected.
Our current C3 AI Software, as well as applications, features, and functionality that we may introduce in the future, may not be widely accepted by our customers, may receive negative attention or may require us to compensate or reimburse third parties, any of which may lower our margins and harm our business.
Our ability to engage, retain, and increase our base of customers and to increase our revenue will depend on our ability to successfully create new applications, features, and functionality, both independently and together with third parties. We may introduce significant changes to our existing C3 AI Software or develop and introduce new and unproven applications, including technologies with which we have little or no prior development or operating experience. These new applications and updates may fail to engage, retain, and increase our base of customers or may suffer from lag in adoption. New applications may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such applications to new and existing customers. The short- and long-term impact of any major change to our C3 AI Software, or the introduction of new applications, is particularly difficult to predict. If new or enhanced applications fail to engage, retain, and increase our base of customers, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such applications, any of which may harm our business.
In addition, we are required to compensate or reimburse third parties in connection with certain sales of our current C3 AI Software as part of our partner relationships. In addition, new applications, features and functionality that we introduce in the future or new partner relationships may require us to compensate or reimburse third parties. Any future requirement that we compensate or reimburse third parties would lower our profit margins and harm our business.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $56.7 million and $14.9 million for the three months ended October 31, 2021 and 2020, respectively, and $94.2 million and $14.8 million for the six months ended October 31, 2021 and 2020, respectively, and net losses of approximately $55.7 million and $69.4 million for the fiscal years ended April 30, 2021 and 2020, respectively. As a result, we had an accumulated deficit of $443.5 million as of October 31, 2021. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:

•investments in our research and development team and in the development of new features and enhancements of our C3 AI Software, including the hiring of additional development staff, and fees paid to third parties for related enhancements;
•investments in sales, marketing, and services, including expanding our sales force and our customer service team, increasing our customer base, increasing market awareness of our C3 AI Software, and development of new technologies;
•expanding our operations and infrastructure; and
•hiring additional employees.
We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, our revenue growth may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, such as the other risks described herein, unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
The market for our products is intensely competitive and characterized by rapid changes in technology, customer requirements, and industry standards, and frequent new platform and application introductions and improvements. We anticipate continued competitive challenges from current competitors who address different aspects of our offerings. In many cases, these competitors are more established and enjoy greater resources than we do. We also expect competitive challenges from new entrants into the industry. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate and revenue that could adversely affect our business and results of operations.
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
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, and other resources to provide support, make acquisitions, hire talent, and develop and introduce new products.
In addition, some of our larger competitors have substantially broader and more diverse platform and application offerings and may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages potential customers from subscribing to our C3 AI Software, including by selling at zero or negative margins, bundling with other offerings, or offering closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of platform or application performance or features. As a result, even if the features of our C3 AI Software are superior, potential customers may not purchase our offerings. These larger competitors often have broader product lines and market focus or greater resources and may therefore not be as susceptible to economic downturns or other significant reductions in capital spending by customers. If we are unable to sufficiently differentiate our solutions from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for our offerings, which could adversely affect our business, operating results, and financial condition.
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
Our results of operations may fluctuate, in part, because of the complexity of customer problems that our C3 AI Software address, the resource‑intensive nature of our sales efforts, the length and variability of the sales cycle for our C3 AI Software, and the difficulty in making short‑term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions is generally six to nine months but can vary substantially from customer to customer and can extend over a number of years for some customers. Our sales efforts involve educating our customers about the use, technical capabilities, and benefits of our C3 AI Software. Customers often undertake a prolonged evaluation process, which frequently involves not only our C3 AI Software but also those of other companies. In addition, the size of potential customers may lead to longer sales cycles. For instance, we invest resources into sales to large organizations and large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our C3 AI Software. Large organizations may demand additional features, support services, and pricing concessions or require additional security management or control features. Some organizations may also require an on-premise solution rather than a cloud solution, which potentially requires additional implementation time and potentially a longer sales cycle. We may spend substantial time, effort and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our C3 AI Software widely enough across their organization to justify our substantial upfront investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.
Individual sales tend to be large as a proportion of our overall sales, which impacts our ability to plan and manage cash flows and margins. These large individual sales have, in some cases, occurred in quarters or years subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected. In addition, within each quarter or year, it is difficult to project when a deal will close. Therefore, it is difficult to determine whether we are achieving our quarterly or annual expectations until near the end of the applicable quarter or year. Most of our expenses are relatively fixed or require time to adjust. Therefore, if expectations for our business are not accurate, we may not be able to adjust our cost structure on a timely basis, and our margins and cash flows may differ from expectations.
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
As the markets for our subscriptions grow, as new competitors introduce new products or services that compete with ours, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing model as we have historically used. Regardless of pricing model used, large customers may demand higher price discounts than in the past. As a result, we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models, any of which could adversely affect our business.
We have limited experience with respect to determining the optimal prices for subscriptions for our C3 AI Software. In the past, we have been able to increase our prices for our C3 AI Software but we may choose not to introduce or be unsuccessful in implementing future price increases. Our competitors may introduce new products that compete with ours or reduce their prices, or we may be unable to attract new customers or retain existing customers based on our historical subscription and pricing models. Given our limited operating history and limited experience with our historical subscription and pricing models, we may not be able to accurately predict customer renewal or retention rates. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations, and financial condition.
Our revenue growth depends in part on the success of our strategic relationships with third parties, including channel partners, and if we are unable to establish and maintain successful relationships with them, our business, operating results, and financial condition could be adversely affected.
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operates as the exclusive channel partner and reseller of our C3 AI Software in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was most recently revised in October 2021 and now continues until April 30, 2025. We also have strategic relationships with Amazon Web Services, Fidelity National Information Services, Google, Microsoft, Raytheon and Infor.
We plan to continue to establish and maintain similar strategic relationships in certain industry verticals and otherwise, and we expect our channel partners to become an increasingly important aspect of our business. However, these strategic relationships could limit our ability in the future to compete in certain industry verticals and, depending on the success of our third-party partners and the industries that those partners operate in generally, may negatively impact our business because of the nature of strategic alliances, exclusivity provisions, or otherwise. We work closely with select vendors to design solutions to specifically address the needs of certain industry verticals or use cases within those verticals. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all. For instance, our C3 AI Software are marketed in the oil and gas industry on a co-branded basis with Baker Hughes. In the event of any termination, expiration, or renegotiation of the arrangement with Baker Hughes, we may lose the right to continue to co-brand our products in this industry, and it may be difficult for us to arrange for another channel partner to sell our C3 AI Software in the oil and gas industry in a timely manner, and we could lose brand awareness and sales opportunities during the transition.
Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish, and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our C3 AI Software. We cannot be certain that we will be able to negotiate commercially attractive terms with any strategic partner, if at all. In addition, all channel partners must be trained to distribute our C3 AI Software. In order to develop and expand our distribution channel, we must develop and improve our processes for channel partner introduction and training. If we do not succeed in identifying suitable strategic partners or maintain our relationships with such partners, our business, operating results, and financial condition may be adversely affected.
Moreover, we cannot guarantee that the partners with whom we have strategic relationships will continue to devote the resources necessary to expand our reach and increase our distribution. In addition, customer satisfaction with services and other support from our strategic partners may be less than anticipated, negatively impacting anticipated revenue growth and results of operations. We cannot be certain that these partners will prioritize or provide adequate resources to selling our C3 AI Software. Further, some of our strategic partners offer competing platforms and applications or also work with our competitors. As a result of these factors, many of the companies with whom we have strategic alliances may choose to pursue alternative technologies and develop alternative platforms and applications in addition to or in lieu of our C3 AI Software, either on their own or in collaboration with others, including our competitors. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. Moreover, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our C3 AI Software and offer technical support and related services. If we are unsuccessful in establishing or maintaining our relationships with third parties, or if our strategic partners do not comply with their contractual obligations to us, our business, operating results, and financial condition may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot assure you that these relationships will result in increased customer usage of our C3 AI Software or increased revenue to us.
In addition, some of our sales to government entities have been made, and in the future may be made, indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government entity are material, any such termination or renegotiation may adversely impact our future operating results. In the event of such termination, it may be difficult for us to arrange for another channel partner to sell our C3 AI Software to these government entities in a timely manner, and we could lose sales opportunities during the transition. Government entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government entity refusing to renew its subscription to our C3 AI Software, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities.

If the market for our C3 AI Software fails to grow as we expect, or if businesses fail to adopt our C3 AI Software, our business, operating results, and financial condition could be adversely affected.
It is difficult to predict customer adoption rates and demand for our C3 AI Software, the entry of competitive platforms, or the future growth rate and size of the cloud-based software and software-as-a-service, or SaaS, business software markets. A substantial majority of our revenue has come from sales of our subscription-based software products, which we expect to continue for the foreseeable future. Although demand for data management, machine learning, and analytics platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our C3 AI Software. Our future success will depend in large part on our ability to further penetrate the existing market for Enterprise AI software, as well as the continued growth and expansion of what we believe to be an emerging market for Enterprise AI platforms and applications that are faster, easier to adopt, and easier to use. Our ability to further penetrate the Enterprise AI market depends on a number of factors, including the cost, performance, and perceived value associated with our C3 AI Software, as well as customers’ willingness to adopt a different approach to data analysis. We have spent, and intend to keep spending, considerable resources to educate potential customers about digital transformation, artificial intelligence, and machine learning in general and our C3 AI Software in particular. However, we cannot be sure that these expenditures will help our C3 AI Software achieve any additional market acceptance. Furthermore, potential customers may have made significant investments in legacy analytics software systems and may be unwilling to invest in new platforms and applications. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our C3 AI Software, our business, operating results, and financial condition could be adversely affected.
If we fail to respond to rapid technological changes, extend our C3 AI Software, or develop new features and functionality, our ability to remain competitive could be impaired.
The market for our C3 AI Software is characterized by rapid technological change and frequent new platform and application introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of platforms and applications embodying new technologies can quickly make existing platforms and applications obsolete and unmarketable. Data management, machine learning, and analytics platforms and applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced platforms and applications. The success of any enhancements or improvements to our existing C3 AI Software or any new applications depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance.
Our ability to grow our customer base and generate revenue from customers will depend heavily on our ability to enhance and improve our C3 AI Software, to develop additional functionality and use cases, introduce new features and applications and interoperate across an increasing range of devices, operating systems, and third-party applications. Our customers may require features and capabilities that our current C3 AI Software do not have or may face use cases that our current C3 AI Software do not address. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic customer demand for our C3 AI Software. When we develop a new enhancement or improvement to our C3 AI Software, we typically incur expenses and expend resources upfront to develop, market and promote the new enhancement and improvement. Therefore, when we develop and introduce new enhancements and improvements to our C3 AI Software, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. There is no assurance that our enhancements to our C3 AI Software or our new application experiences, functionality, use cases, features, or capabilities will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our C3 AI Software in a manner that satisfies customer preferences in a secure, timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our C3 AI Software.
Moreover, even if we introduce new capabilities in our C3 AI Software, we may experience a decline in revenue from sales of our existing C3 AI Software that is not offset by revenue from the new C3 AI Software capabilities and applications. For example, customers may delay ordering subscriptions of new C3 AI Software capabilities or applications to permit them to make a more thorough evaluation of the C3 AI Software or until industry and marketplace reviews become widely available. Some customers may hesitate to migrate to new C3 AI Software due to concerns regarding the complexity of migration and suite or application infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s AI platforms and applications rather than migrate to our new C3 AI Software capabilities and applications. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

Any failure of our C3 AI Software to operate effectively with future infrastructure platforms and technologies could reduce the demand for our C3 AI Software. If we are unable to respond to these changes in a timely and cost-effective manner, our C3 AI Software may become less marketable, less competitive, or obsolete, and our business may be adversely affected.
The introduction of new AI platforms and applications by competitors or the development of entirely new technologies to replace existing offerings could make our C3 AI Software obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new C3 AI Software experiences, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new C3 AI Software features or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, all of which could harm our business. Moreover, new productivity features for our C3 AI Software may require substantial investment, and we have no assurance that such investments will be successful. If customers do not widely adopt our new C3 AI Software features and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our C3 AI Software on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business could be harmed.
If we were to lose the services of our CEO or other members of our senior management team, we may not be able to execute our business strategy.
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder and CEO, Thomas M. Siebel, is critical to our overall management, sales strategy, culture, strategic direction, engineering, and operations. In addition, Mr. Siebel is a recognized leader in information technology and is critical to the continued development of our C3 AI Software. All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team could make it more difficult to execute our business strategy and, therefore, harm our business.
The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our C3 AI Software.
Our ability to expand our customer base and achieve broader market acceptance of our C3 AI Software depends to a significant extent on our ability to continue to expand our marketing and sales operations and the ultimate effectiveness of those operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally.
Identifying and recruiting qualified sales representatives and training them is time consuming and resource intensive, and they may not be fully trained and productive for a significant amount of time. Our C3 AI Software are complicated and, as such, our sales force and operations require significant time and investment for proper recruitment, onboarding, and training in order for our sales operations to be productive. In addition, as we enter into new markets, expand the capabilities of our C3 AI Suite and offer new C3 AI Software, we may need to identify and recruit additional sales and marketing efforts specific to such strategic expansion. Our efforts to do so may be increasingly resource intensive, time consuming, and ultimately unsuccessful. We also dedicate significant resources to sales and marketing programs, including internet and other online advertising. All of these efforts require us to invest significant financial and other resources. In addition, the cost to acquire customers is high due to these marketing and sales efforts. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We will not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our C3 AI Software and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand depends on the effectiveness of our marketing efforts, our ability to provide a reliable and useful C3 AI Software at competitive prices, the perceived value of our C3 AI Software, our ability to maintain our customers’ trust, our ability to continue to develop additional functionality and use cases and our ability to differentiate our C3 AI Software and capabilities from competitive offerings. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base in a variety of ways, including to give us feedback on our C3 AI Software. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our C3 AI Software and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
We also enter into strategic relationships in which we co-brand our products. If these relationships terminate, it may have an adverse effect on our brand. For example, our C3 AI Software are marketed in the oil and gas industry on a co-branded basis with Baker Hughes. In the event of any termination or expiration of the arrangement with Baker Hughes, we may lose the right to continue using the co-brand to market and sell our C3 AI Software in the oil and gas industry, and it may be difficult for us to arrange for another channel partner to sell our C3 AI Software in the oil and gas industry in a timely manner, and we could lose brand awareness and sales opportunities during the transition, which could potentially harm our business.
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
If we are unable to ensure that our C3 AI Software interoperate with a variety of software applications that are developed by others, including our partners, we may become less competitive and our business may be harmed.
Our C3 AI Software must integrate with a variety of hardware and software platforms, and we need to continuously modify and enhance our C3 AI Software to adapt to changes in hardware and software technologies. In particular, we have developed our C3 AI Software to be able to easily integrate with key third-party applications, including the applications of software providers that compete with us as well as our partners. We are typically subject to standard terms and conditions of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business will be harmed if any provider of such software systems:
•discontinues or limits our access to its software;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on us, or other platform and application developers;
•changes how information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors; or

•develops or otherwise favors its own competitive offerings over our C3 AI Software.
Third-party services and products are constantly evolving, and we may not be able to modify our C3 AI Software to assure their compatibility with that of other third parties as they continue to develop or emerge in the future or we may not be able to make such modifications in a timely and cost-effective manner. In addition, some of our competitors may be able to disrupt the operations or compatibility of our C3 AI Software with their products or services, or exert strong business influence on our ability to, and terms on which we, operate our C3 AI Software. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our C3 AI Software or gives preferential treatment to our competitors or competitive products, whether to enhance their competitive position or for any other reason, the interoperability of our C3 AI Software with these products could decrease and our business, results of operations, and financial condition would be harmed. If we are not permitted or able to integrate with these and other third-party applications in the future, our business, results of operations, and financial condition would be harmed.
Our ability to sell subscriptions to our C3 AI Software could be harmed by real or perceived material defects or errors in our C3 AI Software.
The technology underlying our C3 AI Software is inherently complex and may contain material defects or errors, particularly when new applications are first introduced, when new features or capabilities are released, or when integrated with new or updated third-party hardware or software. There can be no assurance that our existing C3 AI Software and new applications will not contain defects or errors. Any real or perceived errors, failures, vulnerabilities, or bugs in our C3 AI Software could result in negative publicity or lead to data security, access, retention, or other performance issues, all of which could harm our business. Correcting such defects or errors may be costly and time-consuming and could harm our business. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and would harm our business.
The failure to attract and retain additional qualified personnel or to maintain our company culture could harm our business and prevent us from executing our business strategy.
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
In addition, many of our employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Moreover, the proceeds from our recent initial public offering could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business.
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
•our ability to expand our number of partners and distribution of our C3 AI Software;
•our ability to hire and retain employees, in particular those responsible for the selling or marketing of our C3 AI Software;
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
We recognize revenue from subscriptions to our C3 AI Software over the terms of these subscriptions. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We recognize revenue from subscriptions to our C3 AI Software over the terms of these subscriptions, which is typically three years for our software other than our C3 AI Ex Machina. As a result, a portion of the revenue we report in each year and each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during prior periods. Consequently, a decline in new or renewed subscriptions in any single year or quarter may only have a small impact on the revenue that we recognize for that period. However, such a decline will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs are expensed as incurred. As a result, growth in the number of new customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscriptions. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers that increase their use of our C3 AI Software must be recognized over the applicable subscription term. These risks are further exacerbated by our dependence on high-value customer contracts.
Any failure to offer high-quality maintenance and support services for our customers may harm our relationships with our customers and, consequently, our business.
Once our C3 AI Software is deployed, our customers depend on our maintenance and support teams to resolve technical and operational issues relating to our C3 AI Software. Our ability to provide effective customer maintenance and support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers with our C3 AI Software such as ours and maintaining the same. The number of our customers has grown significantly and that has and will continue to put additional pressure on our customer maintenance and support teams. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support or maintenance assistance. We also may be unable to modify the future, scope, and delivery of our maintenance services and technical support to compete with changes in the technical services provided by our competitors. Increased customer demand for maintenance and support services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, if we experience increased customer demand for support and maintenance, we may face increased costs that may harm our results of operations. Further, as we continue to grow our operations and support our global customer base, we need to be able to continue to provide efficient support and effective maintenance that meets our customers’ needs globally at scale. Customers receive additional maintenance and support features, and the number of our customers has grown significantly, which will put additional pressure on our organization. If we are unable to provide efficient customer maintenance and support globally at scale or if we need to hire additional maintenance and support personnel, our business may be harmed. Our ability to attract new customers is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality maintenance and support services, a failure of channel parties to maintain high-quality maintenance and support services or a market perception that we do not maintain high-quality maintenance and support services for our customers, would harm our business.
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
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The ultimate impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict. Actual and potential impacts include:
•our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Software, lengthening of sales cycles, loss of customers, and difficulties in collections;
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
•we continue to incur costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, and amenities;
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
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. As a result of global business disruption, the COVID-19 pandemic had a significant adverse impact on our conclusion of new and additional business agreements in 2020 and to date in 2021. While several nations and states have begun to relax restrictions imposed to control the spread of the virus, the current spread of the Delta and other COVID-19 variants has posed challenges which threaten to force a reinstatement of some or all of these restrictions. The ultimate duration and extent of the COVID-19 pandemic will depend on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the emergence and spread of current and future variants of the COVID-19 virus, and the effectiveness, acceptance, and availability of vaccines against the COVID-19 virus and its variants. The COVID-19 pandemic has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global IT spending and, despite the measures we have taken to limit or mitigate the impact, have had and could continue to have an adverse effect on the demand for our C3 AI Software, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2022 and future periods.
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
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share, which we collectively refer to as Process or Processing, customers’ proprietary and sensitive data, potentially including personal information, confidential information, protected health information, and financial data.
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
We strive to comply with applicable Data Protection Laws, and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance and may otherwise face Adverse Data Protection Impacts if our employees, partners or vendors do not, or are perceived not to, comply with applicable Data Protection Laws and Data Protection Obligations. We may be subject to, and suffer a an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws or Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws or and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions or investigations by governmental entities, authorities or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, laws, regulations, and policies that are applicable to the businesses of our customers relating to privacy, data protection, data security, and other aspects of data Processing may limit the adoption and use of, and reduce the overall demand for, our C3 AI Software.
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
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, and other state and federal laws relating to privacy and data security. For example, the CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. The CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. The CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed by the recent adoption of more stringent privacy laws in Virginia and Colorado. The adoption of these and other more stringent privacy legislation could increase our potential liability and adversely affect our business, results of operations, and financial condition. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of operating our C3 AI Software and other aspects of our business.
With laws and regulations, the United States, and globally imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to privacy, data protection, or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and Processing practices, our policies or procedures, or the features of our C3 AI Software. We may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Although we endeavor to comply with our Privacy Policies and other privacy-, data protection-, or information security-related obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors to comply with our Privacy Policies and other privacy-, data protection-, or information security-related obligations. Any failure or perceived failure by us to comply with our Privacy Policies and our privacy-, data protection-, or information security-related obligations to customers or other third parties or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our C3 AI Software.
Additionally, if third parties we work with, such as vendors or developers, violate Data Protection Laws or Data Protection Obligations, such violations may also put our customers’ content at risk and could in turn have an adverse effect on our business. Further, any significant change to Data Protection Laws, Data Protection Obligations, or industry practices regarding the collection, use, retention, security, or disclosure of our customers’ content, or regarding the manner in which express or implied consent for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our C3 AI Software, possibly in a material manner, which we may be unable to complete and may limit our ability to store and Process customer data or develop new applications and features.
If we or our service providers experience a security breach or if unauthorized parties otherwise obtain access to our customers’ data, our data, or our C3 AI Software, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, and we may incur significant liabilities.
Our C3 AI Software processes, stores, and transmits our customers’ proprietary and sensitive data, potentially including personal information, confidential information, protected health information, and financial data. Our C3 AI Software is built to be available on the infrastructure of third-party public cloud providers such as Amazon Web Services, Azure, and Google Cloud Platform. We also use service providers to help us deliver services to our customers. These vendors may Process personal information, protected health information, or other confidential information of our employees, partners or customers. We collect such information from individuals located both in the United States and abroad and may Process such information outside the country in which it was collected. While we and our service providers have implemented a number of security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of our C3 AI Software, our operational systems, our physical facilities, or the systems or facilities of our partners, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage.
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and our customers’ industries and such attacks continue to increase. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience attacks, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, and advanced persistent threat intrusions. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity information technology networks and systems, Processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, or those of our vendors and business partners, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our C3 AI Software, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own supply chain.
The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our C3 AI Software, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Our C3 AI Software, systems, networks, and physical facilities could be breached or personal information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees, those of our vendors and business partners, or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our C3 AI Software, networks, systems and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, applications, systems, networks and/or physical facilities utilized by our vendors. We and a number of our vendors and business partners have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. While we have been successful in preventing such unauthorized access and disruption in the past, we may not continue to be successful against these or other attacks in the future.
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
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our C3 AI Software, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our C3 AI Software capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers was disrupted, we could incur significant liability, or our C3 AI Software, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyberattack that impacts our ability to operate our C3 AI Software, we may suffer material damage to our reputation, business, financial condition, and results of operations. Further, we may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Depending on the facts and circumstances of such an incident, the damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand our C3 AI Software, grow our customer base, and store, transmit, and otherwise Process increasingly large amounts of proprietary and sensitive data.
We could suffer disruptions, outages, defects, and other performance and quality problems with our C3 AI Software or with the public cloud and internet infrastructure on which it relies.
Our business depends on our C3 AI Software to be available without disruption. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with our C3 AI Software. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our C3 AI Software relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities and defects in proprietary and open source software, human error or misconduct, capacity constraints, design limitations, as well as from internal and external security breaches, malware and viruses, ransomware, cyber events, denial or degradation of service attacks or other security-related incidents.
Further, if our contractual and other business relationships with our public cloud providers are terminated, suspended, or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we could be unable to provide our C3 AI Software and could experience significant delays and incur additional expense in transitioning customers to a different public cloud provider.
Any disruptions, outages, defects, and other security performance and quality problems with our C3 AI Software or with the public cloud and internet infrastructure on which it relies, or any material change in our contractual and other business relationships with our public cloud providers, could result in reduced use of our C3 AI Software, increased expenses, including significant, unplanned capital investments and/or service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition, reputation and results of operations.
Our application for a PPP Loan could in the future be determined to have been impermissible, which could result in damage to our reputation or adversely impact our business.
In May 2020, given the uncertainty caused by COVID-19 and related events, we applied for and received proceeds of approximately $6.3 million from a loan under the Paycheck Protection Program, or the PPP Loan, of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The PPP Loan had a term of two years, was unsecured, and was guaranteed by the U. S. Small Business Administration, or the SBA. The PPP Loan carried a fixed interest rate of 1.00% per annum, with the first six months of interest deferred. We repaid the entire balance of the PPP Loan, including accrued interest in August 2020.
In applying for the PPP Loan, we were required to certify, among other things, that the then-current economic uncertainty made the PPP Loan necessary to support our ongoing operations and that we did not, together with our affiliates, then employ more than 500 employees. We made these certifications in good faith after analyzing, among other things, economic uncertainties created by the COVID-19 pandemic, including its impact on our customers and prospects and the global economy, and the potential impact on our business activity.

We believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the objectives of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. If, despite our good-faith belief that we satisfied all eligibility requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to civil, criminal, and administrative penalties, despite the fact that we elected not to use any of the PPP Loan proceeds and repaid the entire balance of the PPP Loan, including accrued interest. Any violations or alleged violations may result in adverse publicity and damage to our reputation, a review or audit by the SBA or other government entity, or claims under the False Claims Act. These events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations, and financial condition.
We rely on third-party service providers to host and deliver our C3 AI Software, and any interruptions or delays in these services could impair our C3 AI Software and harm our business.
We currently serve our customers from third-party data center hosting facilities located in the United States, Asia, and Europe. Our operations depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. In the event that our data center arrangements are terminated, or if there are any lapses of service or damage to a center, we could experience lengthy interruptions in our C3 AI Software as well as delays and additional expenses in making new arrangements.
We designed our system infrastructure and procure and own or lease the computer hardware used for our C3 AI Software. Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our systems to fail, resulting in interruptions in our C3 AI Software. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters, or security breaches, whether accidental or willful, could harm our relationships with our customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.
We may face exposure to foreign currency exchange rate fluctuations.
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended October 31, 2021 and 2020, 17% and 28% of our revenue, respectively, and for the six months ended October 31, 2021 and 2020, 17% and 26% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended October 31, 2021 and 2020, 5% and 8% of our expenses, respectively, and for the six months ended October 31, 2021 and 2020, 5% and 9% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We sell to U.S. federal, state, local, and foreign governmental agency customers, as well as to customers in highly regulated industries such as financial services, telecommunications, and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and restrict our ability to sell into the government sector. Government demand and payment for our C3 AI Software is affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our C3 AI Software.

Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and may be less favorable than terms agreed with other customers. In our experience, government entities often require shorter term subscriptions than our private sector customers due to budget cycles, making one-year subscriptions not uncommon. Government entities and highly regulated organizations typically have longer implementation cycles, sometimes require acceptance provisions that can lead to a delay in revenue recognition, can have more complex IT and data environments, and may expect greater payment flexibility from vendors.
Contracts with governmental entities may also include preferential pricing terms, such as “most favored customer” pricing. In the event that we are successful in being awarded a government contract, the award may be subject to appeals, disputes, or litigation, including but not limited to bid protests by unsuccessful bidders.
As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations, which may prove costly to our business, divert management time, or limit our ability to continue selling our products and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our partners, downward contract price adjustments or refund obligations, civil or criminal penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, results of operations, financial condition, public perception and growth prospects.
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
We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences including reduced investment in our

C3 AI Software, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, operating results and financial position.
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
We have in the past made, and may in the future make, acquisitions of other companies, products, and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Any acquisitions we complete may not ultimately strengthen our competitive position or achieve our goals, and may be viewed negatively by customers, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could adversely affect our financial results or financial condition.
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, impairment of intangible assets, lease obligations, vendor allowances, tax matters and litigation, are complex and involve many subjective assumptions, estimates and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. The implementation of new accounting standards could also require certain systems, internal process and other changes that could increase our operating costs.
For example, in October 2021, we amended our agreements with Baker Hughes to extend the term by an additional year, for a total of six years, with an expiration date in fiscal year 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025, and to revise the structure of the arrangement to further incentivize Baker Hughes’ sales of our products and services. Beginning in fiscal year 2023, Baker Hughes’ annual commitments will be reduced by any revenue that Baker Hughes generates from certain customers. The amount of revenue generated by Baker Hughes from these customers will be considered to be variable consideration, and we will be required to review our estimates of this amount quarterly and adjust this estimate, as needed to reflect our current assumptions. To the extent that our estimate of this variable consideration in any prior quarter is not accurate, we may be required to adjust our revenue in future periods to adjust for this variance. As a result, our results of operations in any period could be materially and adversely affected.
Increased scrutiny regarding environmental, employment, social, and governance matters could adversely impact our reputation, our ability to retain employees, and the willingness of customers and others to do business with us.
There is increasing focus from investors, regulators, and other corporate stakeholders on corporate policies addressing environmental, employment, social, and governance matters. Stakeholder expectations regarding appropriate corporate conduct on these matters are continually evolving, as are expectations regarding appropriate methods and types of related corporate disclosure. Investors, regulators, or other corporate stakeholders may not be satisfied with our existing environmental, employment, social, and governance practices or those of our customers, strategic partners, or vendors. These stakeholders may also be dissatisfied with the pace at which any revisions to our practices or the practices of our customers, strategic partners, or vendors are adopted and implemented. Further, investors and other stakeholders may object to the societal costs or ethical or other implications, or the perceived costs or implications, associated with the use of our products made by one or more of our customers. If any of these events were to occur, our reputation, our ability to retain employees, and the willingness of customers and others to do business with us may be materially and adversely impacted. We may also incur additional costs and require additional resources, which could be material, to monitor, report, and comply with related corporate disclosure obligations in the future, whether those obligations are imposed by law, regulation, or market expectation.
Risks Related to Our International Operations
We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have customers in more than 10 countries, and 28% of our revenue for the six months ended October 31, 2021 was generated from customers outside of North America. As of October 31, 2021, we had nine international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
•compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions, anti-money laundering laws and other regulatory limitations on our ability to provide our C3 AI Software in certain international markets;
•foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;
•political and economic instability;
•COVID-19 or any other pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our C3 AI Software, or in our decreased ability to import, export, or sell our C3 AI Software to existing or new customers in international markets;
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
Certain of our C3 AI Software is subject to various restrictions under U.S. export control and trade and economic sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations, or EAR, and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. U.S. export control and economic sanctions laws and regulations include restrictions or prohibitions on the sale or supply of certain AI platform and applications, services and technologies to U.S. embargoed or sanctioned countries, governments, persons, and entities. Further, U.S. export laws and regulations include broad licensing requirements, including requiring authorization for the export of certain items. In addition, various countries regulate the import of certain items, including through import permitting and licensing requirements and have enacted or could enact laws that could limit our ability to distribute our C3 AI Software or could limit our customers’ ability to implement our C3 AI Software in those countries.
Changes in our C3 AI Software and, if required, obtaining the necessary export license or other authorization for a particular sale, or changes in export, sanctions, and import laws, may result in the delay or loss of sales opportunities, delay the introduction and sale of subscriptions to our C3 AI Software in international markets, prevent our customers with international operations from using our C3 AI Software or, in some cases, prevent the access or use of our C3 AI Software to and from certain countries, governments, persons, or entities altogether. Further, any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons, or technologies targeted by such regulations could result in decreased use of our C3 AI Software or in our decreased ability to export or sell our C3 AI Software to existing or potential customers with international operations. Any decreased use of our C3 AI Software or limitation on our ability to export or sell our C3 AI Software would likely harm our business.
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
As we increase our international sales and business and sales to the public sector, we may engage with third-party business partners and intermediaries to market our C3 AI Software and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party business partners or intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our third-party business partners or intermediaries, our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities.

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
We collect sales tax in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our C3 AI Software due to the incremental cost of any such sales or other related taxes, or otherwise harm our business.
We may be subject to liabilities on past sales for taxes, surcharges, and fees.
We currently collect and remit applicable sales tax in jurisdictions where we, through our employees, have a presence and where we have determined, based on legal precedents in the jurisdiction, that sales of our C3 AI Software are classified as taxable. We do not currently collect and remit other state and local excise, utility, user, and ad valorem taxes, fees or surcharges that may apply to our customers. We believe that we are not otherwise subject to, or required to collect, any additional taxes, fees or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction or such taxes, fees, or surcharges do not apply to sales of our C3 AI Software in the relevant taxing jurisdiction. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our C3 AI Software as not taxable in certain jurisdictions will be accepted by state and local taxing authorities. Additionally, we have not historically collected value-added tax, or VAT, or goods and services tax, or GST, on sales of our C3 AI Software, generally, because we make almost all of our sales through our office in the United States, and we believe, based on information provided to us by our customers, that most of our sales are made to business customers.
Taxing authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our C3 AI Software are exempt from use, telecommunications, VAT, GST, and other taxes, which could result in increased tax liabilities for us or our customers, which could harm our business.
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
We primarily rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademark, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. From time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, and our C3 AI Software. While we intend to defend any lawsuit vigorously, litigation can be costly and time consuming, divert the attention of our management and key personnel from our business operations, and dissuade potential customers from subscribing to our C3 AI Software, which would harm our business. Furthermore, with respect to lawsuits, there can be no assurances that favorable outcomes will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our agreements with customers or partners typically include certain provisions for indemnifying them against liabilities if our C3 AI Software infringes a third party’s intellectual property rights, including in the third-party open source software components included in our C3 AI Software, which indemnification obligations could require us to make payments to our customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business could be harmed as a result.
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
As of October 31, 2021, we have ten issued patents in the United States, eleven issued patents in a number of international jurisdictions, 18 patent applications in the United States (including one allowed application and three provisional applications), and 45 patent applications pending internationally. Our issued patents expire between February 23, 2033 and July 30, 2039. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Software. Any of these events would harm our business.
Our use of third-party open source software could negatively affect our ability to offer and sell subscriptions to our C3 AI Software and subject us to possible litigation.
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
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our C3 AI Software. Any of the foregoing could harm our business and could help our competitors develop platforms and applications that are similar to or better than ours.
Because of the characteristics of open source software, there may be fewer technology barriers to entry by new competitors and it may be relatively easy for new and existing competitors with greater resources than we have to compete with us.
One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies and/or individuals. As a result, others could easily develop new platforms and applications based upon those open source programs that compete with existing open source software that we support and incorporate into our C3 AI Software. Such competition with use of the open source projects that we utilize can materialize without the same degree of overhead and lead time required by us, particularly if the customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors with greater resources than ours to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our C3 AI Software. In addition, some competitors make open source software available for free download and use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.

If open source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.
We rely to a significant degree on a number of open source software programmers, or committers and contributors, to develop and enhance components of our C3 AI Software. Additionally, members of the corresponding Apache Software Foundation Project Management Committees, or PMCs, many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of important components of the open source data management ecosystem. If the open source data management committees and contributors fail to adequately further develop and enhance open source technologies, or if the PMCs fail to oversee and guide the evolution of open source data management technologies in the manner that we believe is appropriate to maximize the market potential of our solutions, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our C3 AI Software. We also must devote adequate resources to our own internal programmers to support their continued development and enhancement of open source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, we may incur additional development expenses and experience delays in technology release and upgrade. Delays in developing, completing, or delivering new or enhanced components to our C3 AI Software could cause our offerings to be less competitive, impair customer acceptance of our solutions, and result in delayed or reduced revenue for our solutions.
Our software development and licensing model could be negatively impacted if the Apache License, Version 2.0 is not enforceable or is modified so as to become incompatible with other open source licenses.
Components of our C3 AI Software have been provided under the Apache License 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that we may not reproduce or distribute those open source software components as part of our C3 AI Software, may negatively impact our distribution or development of all or a portion of our solutions. In addition, at some time in the future it is possible that the license terms under which important components of the open source projects in our C3 AI Software is distributed may be modified, which could, among other consequences, negatively impact our continuing development or distribution of the software code subject to the new or modified license.
Further, full utilization of our C3 AI Software may depend on software, applications, hardware and services from various third parties, and these items may not be compatible with our C3 AI Software and its development or may not be available to us or our customers on commercially reasonable terms, or at all, which could harm our business.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the risk factors set forth in this section as well as the following:
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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of October 31, 2021, Mr. Siebel and related entities beneficially owned approximately 95.4% of our Class B common stock and approximately 23.8% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 63.1% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
In addition, as of October 31, 2021, there were 37,824,606 shares of Class A common stock subject to outstanding options under our Amended and Restated 2012 Equity Incentive Plan and 6,041,895 shares of Class A common stock subject to equity awards outstanding under our 2020 Equity Incentive Plan. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
Sales of our shares could also impair our ability to raise capital through the sale of additional equity securities in the future and at a price we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

Provisions in our constituent documents and Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.
There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders. These include provisions:
•establishing a classified board of directors so that not all members of our board of directors are elected at one time;
•permitting our board of directors to establish the number of directors and fill any vacancies and newly created directorships;
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
Based on our stock price on October 31, 2021, the last day of our second fiscal quarter, and the public float of our Class A common stock on that date, we will no longer qualify as an “emerging growth company” as of April 30, 2022 and expect to become a large accelerated filer.
We will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.
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

In addition, we may incur significant expenses and devote substantial management attention as we prepare to comply with the additional requirements that will become applicable to us once we cease to be an “emerging growth company,” including ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and following the accelerated timelines for adopting new accounting pronouncements for public companies. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
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

Based on our stock price on October 31, 2021, the last day of our second fiscal quarter, and the public float of our Class A common stock on that date, we will no longer qualify as an “emerging growth company” as of April 30, 2022 and expect to become a large accelerated filer. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our Class A common stock.
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
Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event (many of which are becoming more acute and frequent as a result of global climate change), power loss, telecommunications failure, software or hardware malfunctions, pandemics (such as the COVID-19 pandemic), political unrest, geopolitical instability, cyberattack, war, or terrorist attack, could result in lengthy interruptions in our service. In particular, our U.S. headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wild fires, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our C3 AI Software to our customers would be impaired, or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended October 31, 2021.

	Total Number of Shares Purchased (1)	Average Price Paid per Share
August 1 - August 31, 2021	1,077	$4.61
September 1 - September 30, 2021	31,402	4.38
October 1 - October 31, 2021	18,973	4.30
Total	51,452	$4.36
(1) Represents shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.

ITEM 6. EXHIBITS
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-250082	3.4	November 30, 2020
10.1*	Third Amendment to Lease by and between the Registrant and Google LLC, dated August 25, 2021.
10.2*#	Office Lease by and between the Registrant and DWF IV 1400-1500 Seaport Blvd, LLC, dated August 25, 2021.
10.3*+	Form of Stock Option Grant Notice and Agreement - Early Exercise.
10.4*#	Third Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated October 31, 2021.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
*      Filed herewith.
+      Indicates management contract or compensatory plan.
#    Portions of this exhibit (indicated by asterisks) have been omitted as we have determined that (1) the omitted information is not material and (2) the omitted information would likely cause competitive harm to us if publicly disclosed.

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
C3.ai, Inc.

Date: December 1, 2021	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: December 1, 2021	By:	/s/ David Barter
David Barter
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)