Form 10-Q
period 2022-01-31
C3.ai, Inc.
filed 2022-03-03
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of February 28, 2022, the registrant had outstanding 102,871,811 shares of Class A common stock and 3,499,992 shares of Class B common stock.

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
•Our actual or perceived failure to comply with privacy or data protection laws, regulations, or obligations could harm our business.
•If we or our service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our C3 AI Software, our C3 AI Software may be perceived as not being secure, our reputation may be harmed, demand for our software may be reduced, and we may incur significant liabilities.
•Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could adversely affect our financial results or financial condition.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	January 31, 2022	April 30, 2021
Assets
Current assets
Cash and cash equivalents	$204,531	$115,355
Short-term investments	764,104	978,020
Accounts receivable, net of allowance of $57 and $812 as of January 31, 2022 and April 30, 2021, respectively(1)	68,178	65,460
Prepaid expenses and other current assets(2)	25,754	14,302
Total current assets	1,062,567	1,173,137
Property and equipment, net	5,297	6,133
Goodwill	625	625
Long-term investments	54,012	—
Other assets, non-current(3)	65,006	16,582
Total assets	$1,187,507	$1,196,477
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$14,478	$12,075
Accrued compensation and employee benefits	22,588	21,829
Deferred revenue, current(5)	58,524	72,263
Accrued and other current liabilities(6)	33,598	18,318
Total current liabilities	129,188	124,485
Deferred revenue, non-current	924	2,964
Other long-term liabilities(7)	30,720	7,853
Total liabilities	160,832	135,302
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of January 31, 2022 and April 30, 2021; 102,784,741 and 98,667,121 shares issued and outstanding as of January 31, 2022 and April 30, 2021, respectively	103	99
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of January 31, 2022 and April 30, 2021; 3,499,992 and 3,499,992 shares issued and outstanding as of January 31, 2022 and April 30, 2021, respectively	3	3
Additional paid-in capital	1,510,343	1,410,325
Accumulated other comprehensive (loss) income	(796)	81
Accumulated deficit	(482,978)	(349,333)
Total stockholders’ equity	1,026,675	1,061,175
Total liabilities and stockholders’ equity	$1,187,507	$1,196,477
(1)     Including amounts from a related party of $15,727 and $15,180 as of January 31, 2022 and April 30, 2021, respectively.
(2)     Including amounts from a related party of $5,010 and $1,662 as of January 31, 2022 and April 30, 2021, respectively.
(3)     Including amounts from a related party of $17,356 and $6,602 as of January 31, 2022 and April 30, 2021, respectively.
(4)     Including amounts from a related party of $2,415 and $56 as of January 31, 2022 and April 30, 2021, respectively.
(5)     Including amounts from a related party of $575 and $7,697 as of January 31, 2022 and April 30, 2021, respectively.
(6)     Including amounts from a related party of $18,534 and $3,413 as of January 31, 2022 and April 30, 2021, respectively.
(7)     Including amounts from a related party of $2,448 and $4,895 as of January 31, 2022 and April 30, 2021, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Revenue
Subscription(1)	$57,084	$42,699	$150,614	$114,248
Professional services(2)	12,689	6,410	29,828	16,685
Total revenue	69,773	49,109	180,442	130,933
Cost of revenue
Subscription(3)	12,275	7,023	32,880	22,694
Professional services	5,079	5,203	13,470	10,113
Total cost of revenue	17,354	12,226	46,350	32,807
Gross profit	52,419	36,883	134,092	98,126
Operating expenses
Sales and marketing(4)	43,146	28,450	126,134	64,898
Research and development	40,931	18,748	104,166	48,145
General and administrative	15,748	8,184	43,391	21,433
Total operating expenses	99,825	55,382	273,691	134,476
Loss from operations	(47,406)	(18,499)	(139,599)	(36,350)
Interest income	410	129	1,077	997
Other income (expense), net	7,742	1,721	5,471	4,163
Net loss before provision for income taxes	(39,254)	(16,649)	(133,051)	(31,190)
Provision for income taxes	193	203	594	456
Net loss	$(39,447)	$(16,852)	$(133,645)	$(31,646)
Net loss per share attributable to Class A common shareholders, basic and diluted	$(0.38)	$(0.23)	$(1.29)	$(0.64)
Net loss per share attributable to Class A-1 common shareholders, basic and diluted	$—	$(0.10)	$—	$(0.52)
Net loss per share attributable to Class B common shareholders, basic and diluted	$(0.38)	$(0.13)	$(1.29)	$(0.12)
Weighted-average shares used in computing net loss per share attributable to Class A common stockholders, basic and diluted	101,593	68,648	100,341	43,481
Weighted-average shares used in computing net loss per share attributable to Class A-1 common stockholders, basic and diluted	—	6,667	—	6,667
Weighted-average shares used in computing net loss per share attributable to Class B common stockholders, basic and diluted	3,500	3,500	3,500	3,500
(1)     Including related party revenue of $19,740 and $7,951 for the three months ended January 31, 2022 and 2021, respectively, and $39,960 and $21,571 for the nine months ended January 31, 2022 and 2021, respectively.
(2)     Including related party revenue of $4,892 and nil for the three months ended January 31, 2022 and 2021, respectively, and $12,890 and nil for the nine months ended January 31, 2022 and 2021, respectively.
(3)     Including related party cost of revenue of $191 and nil for the three months ended January 31, 2022 and 2021, respectively, and $388 and nil for the nine months ended January 31, 2022 and 2021, respectively.
(4)     Including related party sales and marketing expense of $2,398 and nil for the three months ended January 31, 2022 and 2021, respectively, and $2,590 and nil for the nine months ended January 31, 2022 and 2021, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net loss	$(39,447)	$(16,852)	$(133,645)	$(31,646)
Other comprehensive loss
Unrealized loss on available-for-sale marketable securities, net of tax	(556)	(49)	(877)	(411)
Total comprehensive loss	$(40,003)	$(16,901)	$(134,522)	$(32,057)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
REDEEMABLE CONVERTIBLE CLASS A-1 COMMON STOCK AND STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended January 31, 2022
	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of October 31, 2021	—	$—	—	$—	104,871	$105	$1,470,176	$(240)	$(443,531)	$1,026,510
Issuance of Class A common stock upon exercise of stock options, net of repurchases	—	—	—	—	1,397	1	8,323	—	—	8,324
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	483	—	—	483
Vesting of restricted stock units	—	—	—	—	17	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	31,361	—	—	31,361
Other comprehensive loss	—	—	—	—	—	—	—	(556)	—	(556)
Net loss	—	—	—	—	—	—	—	—	(39,447)	(39,447)
Balance as of January 31, 2022	—	$—	—	$—	106,285	$106	$1,510,343	$(796)	$(482,978)	$1,026,675

	Nine Months Ended January 31, 2022
	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2021	—	$—	—	$—	102,167	$102	$1,410,325	$81	$(349,333)	$1,061,175
Issuance of Class A common stock upon exercise of stock options, net of repurchases	—	—	—	—	4,064	4	19,814	—	—	19,818
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	2,391	—	—	2,391
Vesting of restricted stock units	—	—	—	—	54	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	77,813	—	—	77,813
Other comprehensive loss	—	—	—	—	—	—	—	(877)	—	(877)
Net loss	—	—	—	—	—	—	—	—	(133,645)	(133,645)
Balance as of January 31, 2022	—	$—	—	$—	106,285	$106	$1,510,343	$(796)	$(482,978)	$1,026,675

	Three Months Ended January 31, 2021
	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of October 31, 2020	37,129	$399,753	6,667	$18,800	32,981	$33	$124,009	$62	$(308,431)	$(184,327)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(37,129)	(399,753)	(6,667)	(18,800)	43,796	44	418,509	—	—	418,553
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	—	—	21,396	21	844,625	—	—	844,646
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	2,759	3	4,800	—	—	4,803
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	749	—	—	749
Stock-based compensation expense	—	—	—	—	—	—	6,589	—	—	6,589
Other comprehensive loss	—	—	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	—	—	(16,852)	(16,852)
Balance as of January 31, 2021	—	$—	—	$—	100,932	$101	$1,399,281	$13	$(325,283)	$1,074,112

	Nine Months Ended January 31, 2021
	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2020	37,129	$375,207	6,667	$18,800	31,210	$31	$110,485	$424	$(293,637)	$(182,697)
Repayment of shareholder loan	—	24,546	—	—	—	—	1,457	—	—	1,457
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(37,129)	(399,753)	(6,667)	(18,800)	43,796	44	418,509	—	—	418,553
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	—	—	21,396	21	844,625	—	—	844,646
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	4,530	5	7,862	—	—	7,867
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	2,073	—	—	2,073
Stock-based compensation expense	—	—	—	—	—	—	14,270	—	—	14,270
Other comprehensive loss	—	—	—	—	—	—	—	(411)	—	(411)
Net loss	—	—	—	—	—	—	—	—	(31,646)	(31,646)
Balance as of January 31, 2021	—	$—	—	$—	100,932	$101	$1,399,281	$13	$(325,283)	$1,074,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(133,645)	$(31,646)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,761	3,189
Non-cash operating lease cost	2,369	2,474
Stock-based compensation expense	77,813	14,270
Other	255	(115)
Changes in operating assets and liabilities
Accounts receivable(1)	(1,963)	588
Prepaid expenses, other current assets and other assets(2)	(21,108)	(6,931)
Accounts payable(3)	2,237	7,447
Accrued compensation and employee benefits	759	4,303
Operating lease liabilities	(2,303)	(2,636)
Other liabilities(4)	14,304	1,213
Deferred revenue(5)	(15,779)	2,016
Net cash used in operating activities	(73,300)	(5,828)
Cash flows from investing activities:
Purchases of property and equipment	(2,183)	(1,166)
Capitalized software development costs	(500)	—
Proceeds from sale of non-marketable equity security	—	725
Purchases of investments	(540,290)	(232,287)
Maturities and sales of investments	698,312	280,997
Net cash provided by investing activities	155,339	48,269
Cash flows from financing activities:
Proceeds from initial public offering and private placements, net of underwriting discounts	—	851,859
Proceeds from repayment of shareholder loan	—	26,003
Payment of deferred offering costs	(105)	(6,710)
Proceeds from exercise of Class A common stock options	19,334	13,825
Net cash provided by financing activities	19,229	884,977
Net increase in cash, cash equivalents and restricted cash	101,268	927,418
Cash, cash equivalents and restricted cash at beginning of period	116,255	33,604
Cash, cash equivalents and restricted cash at end of period	$217,523	$961,022
Cash and cash equivalents	$204,531	$960,122
Restricted cash included in other assets	12,992	900
Total cash, cash equivalents and restricted cash	$217,523	$961,022
Supplemental disclosure of cash flow information—cash paid for income taxes	$677	$435
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$483	$349
Right-of-use assets obtained in exchange for lease obligations	$26,529	$—
Unpaid liabilities related to intangible purchases	$2,500	$—
Receivable from exercise of stock options included in prepaid expenses, other current assets and other assets	$45	$—
Deferred offering costs included in accounts payable and accrued liabilities	$—	$503
Vesting of early exercised stock options	$2,391	$2,073
(1)Including changes in related party balances of $547 and $(780) for the nine months ended January 31, 2022 and 2021, respectively.
(2)Including changes in related party balances of $14,102 and nil for the nine months ended January 31, 2022 and 2021, respectively.
(3)Including changes in related party balances of $2,359 and nil for the nine months ended January 31, 2022 and 2021, respectively.
(4)Including changes in related party balances of $12,674 and nil for the nine months ended January 31, 2022 and 2021, respectively.
(5)Including changes in related party balances of $(7,122) and $7,859 for the nine months ended January 31, 2022 and 2021, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. (including its subsidiaries, “C3 AI” or “the Company”) is an enterprise artificial intelligence (“AI”) software provider. C3 AI supports accelerating digital transformation in various industries with its C3 AI Suite, its C3 AI Ex Machina, C3 AI CRM and C3 AI Data Vision solutions, and its prebuilt and configurable C3 AI Applications for a variety of business use cases including predictive maintenance, fraud detection, sensor network health, supply network optimization, energy management, anti-money laundering, and customer engagement. The Company supports customers in the United States, Europe, and the rest of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2022, and the results of operations for the three and nine months ended January 31, 2022. The results of operations for the three and nine months ended January 31, 2022, are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2021, which was filed with the SEC on June 25, 2021. There have been no significant changes to these policies during the three and nine months ended January 31, 2022.

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
Based on the market value of the Company’s Class A common stock held by non-affiliates as of the last business day of the Company’s fiscal second quarter ended October 31, 2021, the Company will cease to be an emerging growth company as of April 30, 2022.
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
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
North America (1)	$56,846	$29,488	$136,995	$86,100
Europe, the Middle East and Africa (1)	11,108	17,141	36,116	39,922
Asia Pacific (1)	1,819	1,655	7,331	4,086
Rest of World (1)	—	825	—	825
Total revenue	$69,773	$49,109	$180,442	$130,933
__________________
(1)The United States comprised 81% and 60% of the Company’s revenue for the three months ended January 31, 2022 and 2021, respectively, and 76% and 65% of the Company’s revenue in the nine months ended January 31, 2022 and 2021, respectively. France comprised 8% and 12% of the Company’s revenue for the three months ended January 31, 2022 and 2021, respectively, and 11% and 12% of the Company’s revenue for the nine months ended January 31, 2022 and 2021, respectively. No other country comprised 10% or greater of the Company’s revenue for each of the three and nine months ended January 31, 2022 and 2021.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred Revenue
The following table reflects the deferred revenue balance (in thousands):

	As of January 31,	As of April 30,
	2022	2021
Deferred revenue, current	$58,524	$72,263
Deferred revenue, non-current	924	2,964
Total deferred revenue	$59,448	$75,227
Significant changes in the deferred revenue balances during the nine months ended January 31, 2022 and 2021 were as follows (in thousands):

Deferred Revenue
April 30, 2021	$75,227
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(68,787)
Increases due to invoicing prior to satisfaction of performance obligations	53,008
January 31, 2022	$59,448

Deferred Revenue
April 30, 2020	$60,295
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(53,086)
Increases due to invoicing prior to satisfaction of performance obligations	55,101
January 31, 2021	$62,310
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
Revenue expected to be recognized from remaining performance obligations was approximately $469.3 million and $293.8 million as of January 31, 2022 and April 30, 2021, respectively, of which $171.6 million and $145.2 million is expected to be recognized over the next 12 months and the remainder thereafter, respectively.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customer Concentration and Accounts Receivable
All of the Company’s Customer-Entities (as defined below) consist of corporate and governmental entities. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from accounts receivable balance. Two separate Customer-Entities accounted for 36% and 10%, respectively, of revenue for the three months ended January 31, 2022. Two separate Customer-Entities accounted for 16% and 12%, respectively, of revenue for the three months ended January 31, 2021. Two separate Customer-Entities accounted for 30% and 10%, respectively, of revenue for the nine months ended January 31, 2022. Two separate Customer-Entities accounted for 16% and 12%, respectively, of revenue for the nine months ended January 31, 2021. Five separate Customer-Entities accounted for 21%, 19%, 14%, 12% and 10% of accounts receivable at January 31, 2022. Four separate Customer-Entities accounted for 18%, 14%, 14% and 11% of accounts receivable at April 30, 2021. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company.
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable included unbilled receivables as of January 31, 2022 and April 30, 2021 of $5.1 million and $3.8 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of January 31, 2022				As of April 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$129,753	$—	$—	$129,753	$43,401	$—	$—	$43,401
Commercial paper	—	10,998	—	10,998	—	—	—	—
Corporate debt securities	—	1,506	—	1,506	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	—	—	—	—	57,998	—	57,998
Certificates of deposit	—	300,381	—	300,381	—	422,978	—	422,978
U.S. government agencies securities	—	14,015	—	14,015	—	—	—	—
Commercial paper	—	308,208	—	308,208	—	494,676	—	494,676
Corporate debt securities	—	195,512	—	195,512	—	2,368	—	2,368
Total cash equivalents and available-for-sale marketable securities	$129,753	$830,620	$—	$960,373	$43,401	$978,020	$—	$1,021,421

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
4.Investments
Cash Equivalents and Available-for-Sale Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of January 31, 2022				As of April 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$129,753	$—	$—	$129,753	$43,401	$—	$—	$43,401
Commercial paper	10,998	—	—	10,998	—	—	—	—
Corporate debt securities	1,506	—	—	1,506	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	—	—	—	57,993	5	—	57,998
Certificates of deposit	300,377	4	—	300,381	422,952	32	(6)	422,978
U.S. government agencies securities	14,120	—	(105)	14,015	—	—	—	—
Commercial paper	308,205	3	—	308,208	494,625	64	(13)	494,676
Corporate debt securities	196,210	—	(698)	195,512	2,369	—	(1)	2,368
Total cash equivalents and available-for-sale marketable securities	$961,169	$7	$(803)	$960,373	$1,021,340	$101	$(20)	$1,021,421
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of January 31, 2022		As of April 30, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$764,589	$764,104	$977,939	$978,020
After one year through five years	54,323	54,012	—	—
Total	$818,912	$818,116	$977,939	$978,020

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of January 31, 2022 (in thousands):

	As of January 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Certificates of deposit	$—	$12,500	$—	$—	$—	$12,500
U.S. government agencies securities	—	—	(105)	14,015	(105)	14,015
Commercial paper	—	14,493	—	—	—	14,493
Corporate debt securities	(490)	154,515	(208)	38,297	(698)	192,812
Total	$(490)	$181,508	$(313)	$52,312	$(803)	$233,820
As of January 31, 2022, the Company had 185 investment positions in an unrealized loss position. As of April 30, 2021, the Company had eight investment positions that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities at January 31, 2022.
5.Balance Sheet Details
Property and Equipment
Property and equipment consisted of the following at January 31, 2022 and April 30, 2021 (in thousands):

	Useful Life	As of January 31,	As of April 30,
	(in months)	2022	2021
Leasehold improvements	*	$8,895	$8,658
Computer equipment	36	3,860	2,539
Office furniture and equipment	60	348	339
Capital in progress	NA	873	—
Property and equipment—gross		13,976	11,536
Less: accumulated depreciation and amortization		(8,679)	(5,403)
Property and equipment—net		$5,297	$6,133
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Depreciation and amortization expense related to property and equipment was $1.1 million and $1.0 million for the three months ended January 31, 2022 and 2021, respectively, and $3.3 million and $3.0 million for the nine months ended January 31, 2022 and 2021, respectively.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at January 31, 2022 and April 30, 2021 (in thousands):

	As of January 31,	As of April 30,
	2022	2021
Accrued bonus	$12,768	$12,216
Accrued vacation	3,479	3,935
Accrued payroll taxes and benefits	3,119	3,405
Accrued commission	808	1,863
Accrued salaries	2,414	410
Accrued compensation and employee benefits	$22,588	$21,829
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at January 31, 2022 and April 30, 2021 (in thousands):

	As of January 31,	As of April 30,
	2022	2021
Liability for common stock exercised prior to vesting	$2,449	$5,331
Accrued general expenses	5,154	3,588
Operating lease liabilities, current	3,246	3,894
Commissions payable to a related party	18,534	3,413
Other	4,215	2,092
Accrued and other current liabilities	$33,598	$18,318
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
6.Commitments and Contingencies
Noncancelable Purchase Commitments
The Company entered into a noncancelable arrangement with a web-hosting services provider in November 2019. Under the arrangement, the Company committed to spend an aggregate of at least $30.0 million between November 2019 and November 2022, with a minimum amount of $10.0 million in each of the three years, on services with this vendor. The Company has incurred costs totaling $3.8 million and $3.5 million during the three months ended January 31, 2022 and 2021, respectively, and $10.4 million and $9.6 million during the nine months ended January 31, 2022 and 2021, respectively, under the arrangement.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of January 31, 2022 and April 30, 2021, the total potential remaining contributions are $34.5 million and $43.1 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
Leases
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. Total undiscounted base rent payments over the term of this lease are approximately $103.1 million. In addition to base rent, the Company will be responsible for the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the leased space. Under the terms of the lease agreement, the Company has a rent abatement with respect to each phase for the initial six months following the rent commencement date for such phase, with initial monthly base rent payments expected to commence April 1, 2023, which will be approximately $0.5 million at commencement and will increase up to a maximum monthly base rent of approximately $1.0 million. The lease agreement also includes an aggregate tenant improvement allowance of $44.2 million for certain costs. The term of the lease is 126 months from the date that rent commences with respect to phase one of the leased space, which will be nine months after the date when phase one of the leased space is delivered to the Company. Pursuant to the lease agreement, the Company provided the landlord an unconditional and irrevocable letter of credit of $12.6 million, which is subject to reduction pursuant to the terms of the lease agreement. The lease commencement date of the first two phases was determined to have occurred in the quarter ended January 31, 2022, when the landlord delivered the leased space to the Company. The Company recorded $26.5 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the condensed consolidated balance sheets.
Legal Proceedings
The Company is involved in various legal proceedings and periodically receives claims arising in the ordinary course of business. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its condensed consolidated statement of operations, cash flows, or balance sheet.
Blattman et al. v. Siebel et al., 15-cv-00530 (D. Del.)
On October 28, 2014, Eric Blattman and other former unitholders of E2.0 LLC (“E2.0”), and collectively, the Plaintiffs, filed suit in federal court against Thomas M. Siebel and David Schmaier, alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and common law fraud based on alleged misrepresentations made during negotiations leading up to an April 30, 2012 merger between E2.0 and the Company. Plaintiffs thereafter amended their complaint to add the Company as a defendant, and to add breach of contract claims based on alleged violations of certain earn-out and indemnification provisions in the parties’ merger agreement. A bench trial was held in February 2019, and in a January 29, 2020 opinion the court ruled in favor of defendants the Company, Siebel and Schmaier on all claims. The court also awarded defendants their reasonable attorneys’ fees and costs in defending the action.
In February 2020, Plaintiffs appealed only the portion of the district court’s ruling related to the alleged breach of contract indemnification claim to the Third Circuit Court of Appeals. On February 17, 2021, the Third Circuit affirmed the judgment and orders of the district court in the Company’s and defendants’ favor. On August 10, 2021, the special master appointed by the district court to consider an order on recovery of fees and costs issued a recommendation that the Company be awarded $9.7 million in fees and expenses. Plaintiffs objected to the special master’s recommendation and requested an award of $8.3 million, which the Company opposed. On December 6, 2021, the district court issued an order awarding $9.4 million in attorney’s fees and costs to the Company. The Company received the award in January 2022 and recorded $9.4 million in other income (expenses), in the condensed consolidated statement of operations for the three and nine months ended January 31, 2022.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.Redeemable Convertible Preferred Stock and Redeemable Convertible A-1 Common Stock
Upon completion of the IPO, all 33,628,776 shares of the Company’s outstanding redeemable convertible preferred stock, except the Series A* preferred stock, automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and all 3,499,992 shares of the Company’s outstanding redeemable convertible Series A* preferred stock automatically converted into an equivalent number of shares of the Company’s Class B common stock on a one-to-one basis. The carrying value of $399.8 million of all classes of the Company’s outstanding redeemable convertible preferred stock was reclassified into stockholders’ equity. Additionally, all 6,666,665 shares of the Company’s outstanding redeemable convertible Class A-1 common stock automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and their carrying value of $18.8 million was reclassified into stockholders’ equity. As of January 31, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding. See Note 1. Summary of Business and Significant Accounting Policies for more information.
8.Stockholders’ Equity
Preferred Stock
The Company has authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of January 31, 2022, there were no shares of Preferred Stock issued or outstanding.
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
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Incentive Plan”), certain optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding common shares upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The net proceeds from the early exercise of such options were nil and $4.5 million during the three months ended January 31, 2022 and 2021, respectively, and nil and $6.0 million during the nine months ended January 31, 2022 and 2021, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. Unvested Class A common stock of 479,327 and 1,091,306 shares as of January 31, 2022 and April 30, 2021, respectively, were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 9. Stock-Based Compensation for more information.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Repurchase Program
In December 2021, the Company's board of directors approved a stock repurchase program for the repurchase of up to $100.0 million of the Company’s outstanding shares of Class A common stock for the 18 months following the date of such approval. Under the program, the Company may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions.
During the three and nine months ended January 31, 2022, the Company has not repurchased any shares of its Class A common stock.
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
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other equity awards. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan. There was an automatic annual increase on May 1, 2021 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to five percent (5%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2021.
On November 27, 2020, the Company’s board of directors also adopted, and its stockholders also approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective immediately prior to the IPO. The 2020 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 3,000,000 shares of Class A common stock were initially reserved for future issuance under the 2020 ESPP. The number of shares of Class A common stock reserved for issuance under the 2020 ESPP is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 ESPP. There was an automatic annual increase on May 1, 2021 in the number of shares reserved for future issuance pursuant to the 2020 ESPP in an amount equal to one percent (1%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2021. The 2020 ESPP permits participants to purchase shares of Class A common stock in an amount not exceeding 15% of their earnings during the relevant offering period. The offering dates and purchase dates for the 2020 ESPP are determined at the discretion of the Company’s board of directors. As of January 31, 2022, the Company had not yet launched its 2020 ESPP.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s option activity during the nine months ended January 31, 2022 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2021	38,487	$6.39	7.98	$2,304,714
Options granted	6,127	46.23
Options exercised	(4,174)	4.76
Options cancelled	(3,290)	13.71
Balance as of January 31, 2022	37,150	$12.47	7.59	$515,266
Vested and exercisable as of January 31, 2022	15,195	$5.10	6.50	$322,749
Vested and expected to vest as of January 31, 2022(1)	37,629	$12.47	7.59	$521,914
(1) The number of options vested and expected to vest as of January 31, 2022 includes early exercised, unvested Class A common stock. Refer to Note 8. Stockholders’ Equity for more information.
As of January 31, 2022, there was $166.3 million of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 3.4 years.
The grant-date fair value of the options issued for the nine months ended January 31, 2022 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	As of January 31,
	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	43.5%	43.8%
Expected term (years)	6.5	6.3
Risk-free interest rate	1.4%	0.4%
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s RSU activity during the nine months ended January 31, 2022 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2021	447	$74.52
RSUs granted	7,829	49.60
RSUs vested	(54)	66.24
RSUs forfeited	(1,297)	58.77
Unvested Balance as of January 31, 2022	6,925	$49.36
As of January 31, 2022, there was $296.2 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.9 years.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Cost of subscription	$2,639	$214	$5,824	$557
Cost of professional services	704	164	1,991	301
Sales and marketing	8,850	2,790	28,540	5,835
Research and development	12,846	846	25,860	1,952
General and administrative	6,322	2,575	15,598	5,625
Total stock-based compensation expense	$31,361	$6,589	$77,813	$14,270
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
The Company recorded income tax expense of $0.2 million and $0.2 million for the three months ended January 31, 2022 and 2021, respectively, and $0.6 million and $0.5 million for the nine months ended January 31, 2022 and 2021, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.

The American Rescue Plan Act of 2021 (“ARPA”) was enacted by the United States on March 11, 2021. The ARPA did not have a material impact on the Company’s provision for income taxes for the three and nine months ended January 31, 2022.
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
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period to the extent they are dilutive. For purposes of this calculation, the convertible preferred, stock options, and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three and nine months ended January 31, 2022 and 2021.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(39,447)	$(16,852)	$(133,645)	$(31,646)
Denominator
Basic and diluted weighted-average Class A common shares outstanding	101,593	68,648	100,341	43,481
Basic and diluted weighted-average Class A-1 common shares outstanding	—	6,667	—	6,667
Basic and diluted weighted-average Class B common shares outstanding	3,500	3,500	3,500	3,500
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A common shares outstanding	$(0.38)	$(0.23)	$(1.29)	$(0.64)
Basic and diluted net loss per Class A-1 common shares outstanding	$—	$(0.10)	$—	$(0.52)
Basic and diluted net loss per Class B common shares outstanding	$(0.38)	$(0.13)	$(1.29)	$(0.12)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows:

	As of January 31,
	2022	2021
Stock options	37,628,988	41,286,541
RSUs	6,925,310	—
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
The Company and Baker Hughes further revised these agreements in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025, and to revise the structure of the arrangement to further incentivize Baker Hughes’ sales of the Company’s products and services. Beginning in fiscal year 2023, Baker Hughes’ annual commitments will be reduced by any revenue the Company generates from certain customers. The revenue recorded for Baker Hughes will be reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions.
Pursuant to the revised arrangement, the Company acknowledged that Baker Hughes had met its minimum annual revenue commitment for the current fiscal year and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
During the nine months ended January 31, 2022, the Company recognized total revenue of $70.9 million related to its arrangement with Baker Hughes. The remaining performance obligations related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $2.3 million related to deferred revenue and $234.9 million of commitments from non-cancellable contracts as of January 31, 2022 and $8.5 million related to deferred revenue and $95.5 million from non-cancellable contracts as of April 30, 2021.
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $19.7 million and $8.0 million during the three months ended January 31, 2022 and 2021, respectively, and $40.0 million and $21.6 million during the nine months ended January 31, 2022 and 2021, respectively. The Company recognized professional services revenue from Baker Hughes of $4.9 million and nil during the three months ended January 31, 2022 and 2021, respectively, and $12.9 million and nil during the nine months ended January 31, 2022 and 2021, respectively. As of January 31, 2022 and April 30, 2021, accounts receivable, net (inclusive of unbilled receivables) included $15.7 million and $15.2 million and deferred revenue, current included $0.6 million and $7.7 million, respectively.

The Company recognized cost of subscription revenue related to services purchased from Baker Hughes of $0.2 million and nil during the three months ended January 31, 2022 and 2021, respectively, and $0.4 million and nil during the nine months ended January 31, 2022 and 2021, respectively. The Company recognized sales and marketing expenses related to Baker Hughes of $2.4 million and nil during the three months ended January 31, 2022 and 2021, respectively, and $2.6 million and nil during the nine months ended January 31, 2022 and 2021, respectively. As of January 31, 2022 and April 30, 2021, accounts payable included $2.4 million and $0.1 million, respectively.
As of January 31, 2022 and April 30, 2021, the current portion of deferred costs of $5.0 million and $1.7 million, respectively, were included in prepaid expenses and other current assets and the non-current portion of $17.4 million and $6.6 million, respectively, were included in other assets, non-current. The Company amortized $1.2 million and $2.0 million of deferred commissions during the three and nine months ended January 31, 2022, and this amount was included in sales and marketing expense in the condensed consolidated statements of operations.
The Company recognized $8.3 million and $16.0 million of sales commission as deferred costs during the fiscal year ended April 30, 2021 and the fiscal quarter ended January 31, 2022, respectively, related to this arrangement. The sales commissions of $8.3 million recognized in the fiscal year ended April 30, 2021 is payable to Baker Hughes over the term of three years based on the agreements, of which the Company paid $3.4 million during the nine months ended January 31, 2022. The sales commissions of $16.0 million recognized in the fiscal quarter ended January 31, 2022 will be amortized over an expected period of five years.
As of January 31, 2022 and April 30, 2021, accrued and other current liabilities included $18.5 million and $3.4 million, respectively, and other long-term liabilities included $2.4 million and $4.9 million, respectively.

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
•C3 AI CRM is a family of fully AI-enabled, industry-specific CRM solutions that combine the CRM technology leadership and market reach of our partner ecosystem. The C3 AI CRM product family includes sales, marketing, and customer service functionality. The products are available in vertical market-specific offerings specifically designed to meet the needs of industries such as financial services, healthcare, telecommunications, oil and gas, manufacturing, utilities, aerospace, automotive, public sector, defense, and intelligence.
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

How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 82% and 87% of our total revenue in the three months ended January 31, 2022 and 2021, respectively, and 83% and 87% of our total revenue in the nine months ended January 31, 2022 and 2021, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancelable and non-refundable.
We define a Customer-Entity as each entity that is the ultimate parent of a party contracting with us.
Our Customer-Entity count is as follows:

	January 31, 2021	April 30, 2021	July 31, 2021	October 31, 2021	January 31, 2022
Customer-Entities	39	32	44	53	50
We commonly enter into enterprise-wide agreements with Customer-Entities that include multiple operating units or divisions. We count as a Customer each distinct division, department, business unit, or group within a Customer-Entity that uses our product(s). In situations where our Customer (or Customer-Entity) has developed software using our C3 AI Suite or developed derivative works of our C3 AI Applications and has sold that software or service to its end customer(s), we also include such end customers in our Customer count. In addition, where our software is sold to a third-party under a reseller arrangement, we include the end customer of such arrangement in our Customer count. We only count Customers and Customer-Entities for which there is revenue in the period through a Customer-Entity contract. We exclude free trials from both our Customer-Entity and Customer counts.
During the period ended January 31, 2022, we performed an analysis of our Customer-Entity usage. We found that despite the definition our previous Customer count did not capture all the distinct divisions, departments, business units, or groups that were using our software or services. We also identified that while our previous Customer count included situations where (i) our Customer (or Customer-Entity) had developed software using our C3 AI Suite or derivative works of our C3 AI Applications and had sold that software or service to its end customer(s), and (ii) our software or services were sold to a third-party under a reseller arrangement, our previously stated definition did not explicitly include those scenarios.
Based on the revised approach, our best estimate of Customer count is as follows:

	January 31, 2021	April 30, 2021	July 31, 2021	October 31, 2021	January 31, 2022
Customer count
Revised calculation	120	151	180	203	218
Based on the prior calculation, our historical Customer count is as follows:

	January 31, 2021	April 30, 2021	July 31, 2021	October 31, 2021	January 31, 2022
Customer count
Prior calculation	75	89	98	104	110
For clarity, we have provided our Customer count historically using both the prior and current methodology. We intend to only present the revised calculation of Customer on a go-forward basis, as we believe it is a more accurate representation.
Due to the revisions reflected in the above definitions, the Customer-Entity and Customer count data included above is not comparable to the historical customer count data included in our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Form S-1 Registration Statements, outside of the quarterly data included in the table above.
We primarily recognize revenue from subscriptions over the contract term on a ratable basis. In addition, customers typically pay a usage-based runtime fee for production use of our C3 AI Software for specified levels of capacity. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI Center of Excellence, or COE, which are included as part of the subscription when purchased.

We also generate revenue from professional services, which primarily include implementation services, training and prioritized engineering services. Professional services revenue represented 18% and 13% of our total revenue for the three months ended January 31, 2022 and 2021, respectively, and 17% and 13% of our total revenue for the nine months ended January 31, 2022 and 2021, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
We are growing rapidly, with total revenue of $69.8 million and $180.4 million for the three and nine months ended January 31, 2022, respectively, representing a 42% and 38% increase compared to the same periods last year. Our subscription revenue grew to $57.1 million and $150.6 million for the three and nine months ended January 31, 2022, respectively, representing a 34% and 32% increase compared to the same periods last year.
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

Key Business Metric
We monitor remaining performance obligations, or RPO, as a key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $469.3 million and $293.8 million as of January 31, 2022 and April 30, 2021, respectively. We may experience variations in our RPO from period to period, but RPO has generally increased over the long term as a result of contracts with new customers and increasing the value of contracts with existing customers. These increases are partially offset by revenue recognized on existing contracts during the period.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of January 31, 2022 is comprised of $59.4 million related to deferred revenue and $409.8 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2021 is comprised of $75.2 million related to deferred revenue and $218.6 million of commitments from non-cancellable contracts.
RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $67.5 million and $51.3 million as of January 31, 2022 and April 30, 2021, respectively.
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
We and Baker Hughes further revised these agreements in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025, and to revise the structure of the arrangement to further incentivize Baker Hughes’ sales of our products and services. Beginning in fiscal year 2023, Baker Hughes’ annual commitments will be reduced by any revenue we generate from certain customers. The revenue recorded for Baker Hughes will be reviewed quarterly and adjusted, as needed, to reflect our current assumptions.
Pursuant to the revised arrangement, we acknowledged that Baker Hughes had met its minimum annual revenue commitment for the current fiscal year and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
Our RPO related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $2.3 million related to deferred revenue and $234.9 million of commitments from non-cancellable contracts as of January 31, 2022 and $8.5 million related to deferred revenue and $95.5 million from non-cancellable contracts as of April 30, 2021.
As of January 31, 2022, the total estimated amount of Baker Hughes’ commitments not yet contracted under the direct subscription fee or reseller arrangement under the entire arrangement was $46.4 million.
As of October 31, 2021, July 31, 2021 and April 30, 2021, the total remaining amount of Baker Hughes’ minimum revenue commitments not yet contracted under the direct subscription fee or reseller arrangement, and thus subject to the shortfall annual provisions, under the entire arrangement was $23.7 million, $204.4 million and $219.3 million, respectively.
We purchase services from Baker Hughes from time to time to support our end customers in relation to our contracts with those customers. These costs are recorded as cost of subscription revenue in the condensed consolidated statement of operations.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 19% and 40% of our total revenue for the three months ended January 31, 2022 and 2021, respectively, and 24% and 35% of our total revenue for the nine months ended January 31, 2022 and 2021, respectively, from international customers.

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
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of term licenses, stand-ready COE support services, trials of our applications, and software-as-a-service offerings. Sales of our term licenses grant our customers the right to use our software, either on their own cloud instance or their internal hardware infrastructure, over the contractual term. We also offer a premium stand-ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software over the contractual term. Our subscription contracts are generally non-cancelable and non-refundable, and we recognize revenue over the contract term on a ratable basis. In addition, customers pay a usage-based runtime fee for our C3 AI Software for specified levels of capacity. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We currently have a small number of public utility customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency exchange gains and losses, gains from legal settlements, losses from impairment of investments, and realized gains and losses on sales of available-for-sale marketable securities. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue
Subscription	$57,084	$42,699	$150,614	$114,248
Professional services	12,689	6,410	29,828	16,685
Total revenue	69,773	49,109	180,442	130,933
Cost of revenue
Subscription (1)	12,275	7,023	32,880	22,694
Professional services (1)	5,079	5,203	13,470	10,113
Total cost of revenue	17,354	12,226	46,350	32,807
Gross profit	52,419	36,883	134,092	98,126
Operating expenses
Sales and marketing (1)	43,146	28,450	126,134	64,898
Research and development (1)	40,931	18,748	104,166	48,145
General and administrative (1)	15,748	8,184	43,391	21,433
Total operating expenses	99,825	55,382	273,691	134,476
Loss from operations	(47,406)	(18,499)	(139,599)	(36,350)
Interest income	410	129	1,077	997
Other income (expense), net	7,742	1,721	5,471	4,163
Net loss before provision for income taxes	(39,254)	(16,649)	(133,051)	(31,190)
Provision for income taxes	193	203	594	456
Net loss	$(39,447)	$(16,852)	$(133,645)	$(31,646)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of subscription	$2,639	$214	$5,824	$557
Cost of professional services	704	164	1,991	301
Sales and marketing	8,850	2,790	28,540	5,835
Research and development	12,846	846	25,860	1,952
General and administrative	6,322	2,575	15,598	5,625
Total stock-based compensation expense	$31,361	$6,589	$77,813	$14,270

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

Revenue
Subscription	82%	87%	83%	87%
Professional services	18	13	17	13
Total revenue	100	100	100	100
Cost of revenue
Subscription	18	14	18	17
Professional services	7	11	8	8
Total cost of revenue	25	25	26	25
Gross profit	75	75	74	75
Operating expenses
Sales and marketing	62	58	70	50
Research and development	59	38	58	37
General and administrative	23	17	25	16
Total operating expenses	144	113	153	103
Loss from operations	(69)	(38)	(77)	(28)
Interest income	1	—	1	1
Other income (expense), net	11	4	3	3
Net loss before provision for income taxes	(57)	(34)	(73)	(24)
Provision for income taxes	—	—	—	—
Net loss	(57)%	(34)%	(73)%	(24)%
Comparison of the Three and Nine Months Ended January 31, 2022 and 2021
Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Revenue
Subscription	$57,084	$42,699	$14,385	34%	$150,614	$114,248	$36,366	32%
Professional services	12,689	6,410	6,279	98%	29,828	16,685	13,143	79%
Total revenue	$69,773	$49,109	$20,664	42%	$180,442	$130,933	$49,509	38%
Subscription revenue accounted for 82% and 87% of our total revenue for the three months ended January 31, 2022 and 2021, respectively. Subscription revenue increased by $14.4 million, or 34%, for the three months ended January 31, 2022, compared to the same period last year, predominantly driven by revenue growth of $14.4 million from new customers or expanding relationships with existing C3 AI customers.
Subscription revenue accounted for 83% and 87% of our total revenue for the nine months ended January 31, 2022 and 2021, respectively. Subscription revenue increased by $36.4 million, or 32%, for the nine months ended January 31, 2022, compared to the same period last year, predominantly driven by revenue growth of $36.4 million from new customers or expanding relationships with existing C3 AI customers.
Professional services revenue increased by $6.3 million, or 98%, for the three months ended January 31, 2022, compared to the same period last year, predominantly due to the timing and mix of services projects for new and existing C3 AI customers.

Professional services revenue increased by $13.1 million, or 79%, for the nine months ended January 31, 2022, compared to the same period last year, predominantly due to the timing and mix of services projects for new and existing C3 AI customers.
Cost of Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Cost of revenue
Subscription	$12,275	$7,023	$5,252	75%	$32,880	$22,694	$10,186	45%
Professional services	5,079	5,203	(124)	(2)%	13,470	10,113	3,357	33%
Total cost of revenue	$17,354	$12,226	$5,128	42%	$46,350	$32,807	$13,543	41%
The increase in cost of subscription revenue for the three months ended January 31, 2022 compared to the same period last year was primarily due to higher personnel related costs of $3.8 million, higher third-party outsourcing costs of $0.9 million, and higher overhead costs of $0.2 million.
The increase in cost of subscription revenue for the nine months ended January 31, 2022 compared to the same period last year was primarily due to higher personnel related costs of $7.7 million, and higher third-party outsourcing costs of $2.7 million, partially offset by lower overhead costs of $0.5 million.
The decrease in cost of professional services revenue for the three months ended January 31, 2022 compared to the same period last year was primarily due to lower third-party outsourcing costs of $0.5 million, partially offset by higher overhead costs of $0.4 million.
The increase in cost of professional services revenue for the nine months ended January 31, 2022 compared to the same period last year was primarily due to higher overhead costs of $1.6 million, higher third-party outsourcing costs of $1.3 million, and higher personnel-related costs of $0.5 million.
Gross Profit and Gross Margin

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Gross profit	$52,419	$36,883	$15,536	42%	$134,092	$98,126	$35,966	37%
Gross margin
Subscription	78%	84%			78%	80%
Professional services	60%	19%			55%	39%
Total gross margin	75%	75%			74%	75%
The increases in gross profit was primarily driven by revenue growth from new and existing contracts. Overall, total gross margins were flat for the three months ended January 31, 2022 compared to the same period last year, and decreased for the three and nine months ended January 31, 2022 compared to the same periods last year, due to higher personnel-related costs.

Operating Expenses

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Operating expenses
Sales and marketing	$43,146	$28,450	$14,696	52%	$126,134	$64,898	$61,236	94%
Research and development	40,931	18,748	22,183	118%	104,166	48,145	56,021	116%
General and administrative	15,748	8,184	7,564	92%	43,391	21,433	21,958	102%
Total operating expenses	$99,825	$55,382	$44,443	80%	$273,691	$134,476	$139,215	104%
Sales and Marketing. The increase in sales and marketing expense for the three months ended January 31, 2022 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $8.8 million, and higher advertising spend of $5.3 million.
The increase in sales and marketing expense for the nine months ended January 31, 2022 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $33.9 million, and higher advertising spend of $25.0 million.
Research and Development. The increase in research and development expense for the three months ended January 31, 2022 compared to the same period last year was primarily due higher personnel-related costs as a result of headcount growth of $17.9 million, higher C3.ai DTI contributions of $2.9 million, and higher overhead costs of $2.0 million.
The increase in research and development expense for the nine months ended January 31, 2022 compared to the same period last year was primarily due higher personnel-related costs as a result of headcount growth of $41.1 million, higher C3.ai DTI contributions of $7.4 million, higher overhead costs of $4.9 million, and higher cloud computing costs of $2.1 million.
General and Administrative. The increase in general and administrative expense for the three months ended January 31, 2022 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $5.4 million, higher corporate insurance costs of $0.9 million, and higher professional services costs of $0.6 million.
The increase in general and administrative expense for the nine months ended January 31, 2022 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $14.1 million, higher corporate insurance costs of $4.6 million, and higher professional services costs of $1.3 million.
Interest Income

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Interest income	$410	$129	$281	218%	$1,077	$997	$80	8%
The increase in interest income for the three months ended January 31, 2022 compared to the same period last year was primarily due to an increase in volume of investments, offset by investments that yielded lower returns such as money market funds and government securities.
The increase in interest income for the nine months ended January 31, 2022 compared to the same period last year was primarily due to an increase in volume of investments, offset by investments that yielded lower returns such as money market funds and government securities.
Other Income (Expense), Net

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Other income (expense), net	$7,742	$1,721	$6,021	350%	$5,471	$4,163	$1,308	31%

The increase in other income (expense), net for the three months ended January 31, 2022 compared to the same period last year was due to income from an award of attorney’s fees and costs in connection with a legal proceeding of $9.4 million, partially offset by foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.
The increase in other income (expense), net for the nine months ended January 31, 2022 compared to the same period last year was due to income from an award of attorney’s fees and costs in connection with a legal proceeding of $9.4 million, partially offset by foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.
Provision for Income Taxes

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Provision for income taxes	$193	$203	$(10)	(5)%	$594	$456	$138	30%
The change in provision for the nine months ended January 31, 2022 compared with the same period last year was primarily related to foreign and state tax expense.
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

	Nine Months Ended January 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(73,300)	$(5,828)
Less:
Purchases of property and equipment	(2,183)	(1,166)
Capitalized software development costs	(500)	—
Free cash flow	$(75,983)	$(6,994)
Net cash provided by investing activities	$155,339	$48,269
Net cash provided by financing activities	$19,229	$884,977
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of January 31, 2022 and April 30, 2021, we had $204.5 million and $115.4 million of cash and cash equivalents and $764.1 million and $978.0 million of investments, respectively, which were held for working capital purposes. In December 2020, we completed our IPO, which resulted in aggregate net proceeds of $694.6 million, after underwriting discounts and other offering expenses. We also received aggregate proceeds of $150.0 million related to our Concurrent Private Placement and did not pay any underwriting discounts or commissions with respect to the shares that were sold in these private placements. Our investments generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $483.0 million as of January 31, 2022. We expect to continue to incur operating losses and may generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.

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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(73,300)	$(5,828)
Cash provided by investing activities	$155,339	$48,269
Cash provided by financing activities	$19,229	$884,977
Net increase in cash, cash equivalents, and restricted cash	$101,268	$927,418
Operating Activities. Net cash used in operating activities of $73.3 million for the nine months ended January 31, 2022 was due to our net loss of $133.6 million in addition to non-cash charges for stock-based compensation of $77.8 million, depreciation and amortization of $3.8 million, and non-cash operating lease cost of $2.4 million. The $23.9 million cash outflows related to changes in operating assets and liabilities was primarily attributable to an increase in prepaid expenses, other current assets and other assets of $21.1 million, a decrease to deferred revenue of $15.8 million inclusive of a decrease in related party balances of $7.1 million, a decrease in lease liabilities of $2.3 million and an increase in accounts receivable of $2.0 million inclusive of an increase in related party balances of $0.5 million. This was partially offset by cash inflows related to an increase in other liabilities of $14.3 million, an increase in accounts payable of $2.2 million and an increase to accrued compensation and employee benefits of $0.8 million.
Net cash used in operating activities of $5.8 million for the nine months ended January 31, 2021 was due to our net loss of $31.6 million in addition to non-cash charges for stock-based compensation of $14.3 million, depreciation and amortization of $3.2 million, and non-cash operating lease cost of $2.5 million. The $6.0 million cash inflow related to changes in operating assets and liabilities was primarily attributable to an increase to deferred revenue of $2.0 million inclusive of an increase in related party balances of $7.9 million, an increase to accrued compensation and employee benefits of $4.3 million, an increase in other liabilities of $1.2 million and an increase in accounts payable of $7.5 million. This was partially offset by cash outflows related to a decrease in prepaid expenses, other current assets and other assets of $6.9 million, a decrease in accounts receivable of $0.6 million inclusive of an increase in related party balances of $0.8 million and a decrease in lease liabilities of $2.6 million.
Investing Activities. Net cash provided by investing activities of $155.3 million for the nine months ended January 31, 2022 was primarily attributable to the maturities and sales of investments of $698.3 million, partially offset by purchases of investments of $540.3 million and capital expenditures of $2.7 million.
Net cash provided by investing activities of $48.3 million for the nine months ended January 31, 2021 was primarily attributable to the maturity and sale of short-term investments of $281.0 million, partially offset by purchases of investments of $232.3 million and capital expenditures of $1.2 million.
Financing Activities. Net cash provided by financing activities of $19.2 million during the nine months ended January 31, 2022 was primarily due to $19.3 million of proceeds from the exercise of stock options for Class A common stock.

Net cash provided by financing activities of $884.9 million during the nine months ended January 31, 2021 was primarily due to $851.9 million of net proceeds from our initial public offering and concurrent private placements, $26.0 million of proceeds from the repayment of the full recourse promissory note due from our Chief Executive Officer, which was issued in connection with our Series F preferred stock financing and $13.8 million of proceeds from the exercise of stock options for Class A common stock, partially offset by the payment of deferred offering costs related to our IPO of $6.7 million.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancelable purchase commitments related to third-party cloud hosting services.
For additional information, refer to Note 6. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as already disclosed in Note 6. Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there has been no other material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended April 30, 2021. See our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, which was filed with the SEC on June 25, 2021, for additional information regarding our contractual obligations.
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
Interest Rate Risk
As of January 31, 2022, we had cash, cash equivalents, and investments of $1.0 billion. As of April 30, 2021, we had cash, cash equivalents, and investments of $1.1 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of January 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Risk
Our functional currency is the U.S. dollar. For the three months ended January 31, 2022 and 2021, approximately 12% and 28%, respectively, and for the nine months ended January 31, 2022 and 2021, approximately 15% and 26%, respectively of our sales were denominated in euros, respectively, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

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
We were founded in 2009. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, we expect our revenue growth to slow. A number of factors could cause our growth rate to be adversely impacted, including any reduction in demand for our C3 AI Software, increased competition, contraction of our overall market, our inability to accurately forecast demand for our C3 AI Software, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business will be harmed.
Historically, a limited number of customers have accounted for a substantial portion of our revenue. If existing customers do not renew their contracts with us, or if our relationships with our largest customers are impaired or terminated, our revenue could decline, and our results of operations would be adversely impacted.
We commonly enter into enterprise-wide agreements with Customer-Entities that include multiple operating units or divisions. We count as a Customer each distinct division, department, business unit, or group within a Customer-Entity. In situations where our Customer (or Customer-Entity) has developed software using our AI Suite or our C3 AI Applications and has sold that software or service to its end customer(s), we also include such end customers in our Customer count. In addition, where our software is sold to a third-party under a reseller arrangement, we include the end customer of such arrangement in our Customer count. We only count Customers and Customer-Entities for which there is revenue in the period through a Customer-Entity contract. We exclude free trials from such metric(s).
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
We derive and expect to continue for the foreseeable future to derive substantially all of our revenue from our C3 AI Software. As such, the market acceptance of Enterprise AI solutions in general, and our C3 AI Software in particular, are critical to our continued success. Market acceptance of an Enterprise AI solution depends in part on market awareness of the benefits that Enterprise AI can provide over legacy products, emerging point products, and manual processes. In addition, in order for cloud-based Enterprise AI solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. Demand for our C3 AI Software in particular is affected by a number of other factors, some of which are beyond our control. These factors include continued market acceptance of our C3 AI Software, the pace at which existing customers realize benefits from the use of our C3 AI Software and decide to expand deployment of our C3 AI Software across their business, the timing of development and release of new products by our competitors, technological change, reliability and security, the pace at which enterprises undergo digital transformation, and developments in data privacy regulations. We expect that the needs of our customers will continue to rapidly change and increase in complexity. We will need to improve the functionality and performance of our C3 AI Software continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Enterprise AI solutions in general or our C3 AI Software in particular, our business operations, financial results, and growth prospects will be materially and adversely affected.
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
In addition, we are required to compensate or reimburse third parties in connection with certain sales of our current C3 AI Software as part of our partner relationships. New applications, features and functionality that we introduce in the future or new partner relationships may increase the amount of compensation or reimbursement we pay to third parties. Any future requirement or increase in the rate that we compensate or reimburse third parties would lower our profit margins and harm our business.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $39.4 million and $16.9 million for the three months ended January 31, 2022 and 2021, respectively, and $133.6 million and $31.6 million for the nine months ended January 31, 2022 and 2021, respectively, and net losses of approximately $55.7 million and $69.4 million for the fiscal years ended April 30, 2021 and 2020, respectively. As a result, we had an accumulated deficit of $483.0 million as of January 31, 2022. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:

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
An individual sale typically represents a large proportion of our overall sales during any given period, which impacts our ability to plan and manage cash flows and margins. These large individual sales have, in some cases, occurred in quarters or years subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected. In addition, within each quarter or year, it is difficult to project when a deal will close. Therefore, it is difficult to determine whether we are achieving our quarterly or annual expectations until near the end of the applicable quarter or year. Most of our expenses are relatively fixed or require time to adjust. Therefore, if expectations for our business are not accurate, we may not be able to adjust our cost structure on a timely basis, and our margins and cash flows may differ from expectations.
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
We plan to continue to establish and maintain similar strategic relationships in certain industry verticals and otherwise, and we expect our channel partners to become an increasingly important aspect of our business. However, these strategic relationships could limit our ability in the future to compete in certain industry verticals and, depending on the success of our third-party partners and the industries that those partners operate in generally, may negatively impact our business because of the nature of strategic alliances, exclusivity provisions, or otherwise. We work closely with select vendors to design solutions to specifically address the needs of certain industry verticals or use cases within those verticals. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all. For instance, our C3 AI Software is marketed in the oil and gas industry on a co-branded basis with Baker Hughes. In the event of any termination, expiration, or renegotiation of the arrangement with Baker Hughes, we may lose the right to continue to co-brand our products in this industry, and it may be difficult for us to arrange for another channel partner to sell our C3 AI Software in the oil and gas industry in a timely manner, and we could lose brand awareness and sales opportunities during the transition.
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
Identifying and recruiting qualified sales representatives and training them is time consuming and resource intensive, and they may not be fully trained and productive for a significant amount of time. Our C3 AI Software is complicated and, as such, our sales force and operations require significant time and investment for proper recruitment, onboarding, and training in order for our sales operations to be productive. In addition, as we enter into new markets, expand the capabilities of our C3 AI Suite and offer new C3 AI Software, we may need to identify and recruit additional sales and marketing efforts specific to such strategic expansion. Our efforts to do so may be increasingly resource intensive, time consuming, and ultimately unsuccessful. We also dedicate significant resources to sales and marketing programs, including internet and other online advertising. All of these efforts require us to invest significant financial and other resources. In addition, the cost to acquire customers is high due to these marketing and sales efforts. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We will not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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

We also enter into strategic relationships in which we co-brand our products. If these relationships terminate, it may have an adverse effect on our brand. For example, our C3 AI Software is marketed in the oil and gas industry on a co-branded basis with Baker Hughes. In the event of any termination or expiration of the arrangement with Baker Hughes, we may lose the right to continue using the co-brand to market and sell our C3 AI Software in the oil and gas industry, and it may be difficult for us to arrange for another channel partner to sell our C3 AI Software in the oil and gas industry in a timely manner, and we could lose brand awareness and sales opportunities during the transition, which could potentially harm our business.
We may not successfully manage our growth or plan for future growth.
Since our founding in 2009, we have experienced rapid growth. The growth and expansion of our business places a continuous and significant strain on our management, operational, and financial resources. Further growth of our operations to support our customer base, our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. Managing our growth will also require significant expenditures and allocation of valuable management resources, including the challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. Certain members of our management have not previously worked together for an extended period of time, and some do not have experience managing a public company, which may affect how they manage our growth.
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
If we are unable to ensure that our C3 AI Software interoperates with a variety of software applications that are developed by others, including our partners, we may become less competitive and our business may be harmed.
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
•the impact of any applicable changes in accounting standards or management assumptions, estimates or judgments on complex accounting matters, including estimates associated with variable consideration calculations for our arrangement with Baker Hughes;
•civil unrest and geopolitical instability; and
•general political, economic, and market conditions.

Our performance metrics, data regarding customer counts and certain other operational data in this report are subject to assumptions and limitations and may not provide an accurate indication of our future or expected results.
Our performance metrics, including data regarding customer counts, and other operational data may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. Our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. We regularly review and may adjust our processes for calculating our metrics to improve their accuracy. If our metrics are not accurate representations of our business; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
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
Once our C3 AI Software is deployed, our customers depend on our maintenance and support teams to resolve technical and operational issues relating to our C3 AI Software. Our ability to provide effective customer maintenance and support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers with software such as ours and maintaining the same. The number of our customers has grown significantly and that has and will continue to put additional pressure on our customer maintenance and support teams. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the scope and delivery of our maintenance services and technical support to compete with changes in the technical services provided by our competitors. Increased customer demand for maintenance and support services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, if we experience increased customer demand for support and maintenance, we may face increased costs that may harm our results of operations. Further, as we continue to grow our operations and support our global customer base, we need to be able to continue to provide efficient support and effective maintenance that meets our customers’ needs globally. If we are unable to provide efficient customer maintenance and support globally or if we need to hire additional maintenance and support personnel, our business may be harmed. Our ability to attract new customers is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality maintenance and support services, a failure of channel parties to maintain high-quality maintenance and support services or a market perception that we do not maintain high-quality maintenance and support services for our customers, would harm our business.

The COVID-19 pandemic had and could continue to have an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and our customers operate.
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The ultimate impact of the COVID-19 pandemic on the global economy and our business, and the duration of the COVID-19 pandemic, are difficult to assess or predict. Actual and potential impacts include:
•our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Software, lengthening of sales cycles, loss of customers, and difficulties in collections;
•our vendors and suppliers may experience, or may continue to experience, disruptions in their supply chains, which may result in service interruptions or additional operating expenses, and may increase the price at which our vendors and suppliers are willing to sell their products to us;
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

As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. The operations of our partners and customers have likewise been altered. As a result of global business disruption, the COVID-19 pandemic had a significant adverse impact on our conclusion of new and additional business agreements in 2020, 2021, and to date in 2022. While several nations and states have begun to relax restrictions imposed to control the spread of the virus, the current spread of the Omicron and other COVID-19 variants has posed challenges which threaten to force a reinstatement of some or all of these restrictions. The ultimate duration and extent of the COVID-19 pandemic will depend on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the emergence and spread of current and future variants of the COVID-19 virus, and the effectiveness, acceptance, and availability of vaccines against the COVID-19 virus and its variants. The COVID-19 pandemic has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global IT spending and, despite the measures we have taken to limit or mitigate the impact, have had and could continue to have an adverse effect on the demand for our C3 AI Software, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition during fiscal 2022 and future periods.
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
Our actual or perceived failure to comply with privacy or data protection laws, regulations, or obligations could harm our business.
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share customers’ proprietary and sensitive data, potentially including personal information, confidential information, protected health information, and financial data. We refer to these activities as Process or Processing throughout this report.
Regulation of privacy, information security and data Processing have become significant issues in the United States, countries in Europe, and in other countries in which we operate. The legal and regulatory framework for privacy, information security and data Processing issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. There are numerous federal, state, local, and international laws and regulations regarding privacy, information security, data Processing, and the protection of personal information and other content, which we refer to as Data Protection Laws. The scope of these Data Protection Laws is rapidly changing, subject to differing interpretations, and may be inconsistent among countries or may conflict with other rules. We are also subject to the terms of external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks, which we refer to as Privacy Policies, and contractual obligations to third parties related to privacy, information security, and data Processing, which we refer to collectively with Privacy Polices as Data Protection Obligations. The Data Protection Obligations that we are subject to include contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations. We expect that there will continue to be new Data Protection Laws and Data Protection Obligations applicable to our business, and we cannot yet determine the impact such future Data Protection Obligations may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including those applicable to the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and which may limit our ability to store and Process data and operate our business.
Data Protection Laws are, and are likely to remain, uncertain for the foreseeable future. Our actual or perceived failure to address or comply with Data Protection Laws could impact us in any of the following ways, which we refer to as Adverse Data Protection Impacts: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process data; expose us to regulatory scrutiny, actions, investigations, fines and penalties; result in reputational harm; lead to a loss of business result in litigation and liability, including class action litigation; cause to incur significant costs, expenses and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business.

We strive to comply with applicable Data Protection Laws, and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance and may otherwise face Adverse Data Protection Impacts if our employees, partners or vendors do not, or are perceived not to, comply with applicable Data Protection Laws and Data Protection Obligations. We may suffer an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws or Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws or and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions or investigations by governmental entities, authorities or regulators, any of which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, or discontinuance of necessary data Processing. Further, the costs of compliance with, and other burdens imposed by, laws, regulations, and policies that are applicable to the businesses of our customers relating to privacy, information security and data Processing may limit the adoption and use of, and reduce the overall demand for, our C3 AI Software.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, information security and data Processing proposed and enacted in various jurisdictions. In Europe, the General Data Protection Regulation (2016/679), or GDPR, went into effect in May 2018 and introduced strict requirements for Processing the personal data of European Union data subjects. The GDPR may apply to us to the extent we Process the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, with violations potentially resulting in an order prohibiting Processing of European data subject personal data and fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. European data protection laws including the GDPR also generally prohibit the transfer of personal data from the European Economic Area, or EEA, to the United States and most other countries unless the parties to the transfer have established a legal basis for the transfer and implemented specific safeguards to protect the transferred personal data. One of the primary mechanisms allowing U.S. companies to import personal information from Europe in compliance with the GDPR has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, in the “Schrems II” ruling, invalidated this framework in July 2020. The Swiss Federal Data Protection and Information Commissioner also has opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. Authorities in the United Kingdom, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield as mechanisms for lawful personal information transfers from those countries to the United States.
The Schrems II decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, or SCCs, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the SCCs. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on the SCCs. As such, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may reduce demand for our C3 AI Software from companies subject to European data protection laws.

Further, the United Kingdom has exited the EU, with such exit referred to as “Brexit,” effective December 31, 2020. The GDPR’s data protection obligations continue to form part of the laws in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations). Going forward, we are exposed to increasing risk for divergence in application, interpretation and enforcement of these two parallel data protection regimes. In June 2021, the European Commission adopted an adequacy decision with regard to personal data transfers to the United Kingdom under the GDPR, meaning that the European Commission determined that personal data receives essentially equivalent levels of protection in the United Kingdom as it would under EU law. This decision, however, does not cover personal data transferred for purposes of UK immigration control and contains a “sunset clause,” which mandates that the adequacy decision expire in four years. This adequacy decision may also be reassessed or revoked during its four-year effective period if the European Commission determines that the United Kingdom has deviated from the level of data protection in place at the time of the adequacy decision. If the European Commission alters or revokes its adequacy decision for any reason, from that point onwards, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the SCCs). We may face challenges in addressing applicable legal requirements resulting from any such alteration or revocation of this adequacy decision, and we may be required to make changes to our policies and practices and incur significant costs and expenses if any uncertainty surrounding the interpretation or continued efficacy of this adequacy decision develops.
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
With laws and regulations in the United States and globally imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to privacy, data Processing, or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and Processing practices, our Privacy Policies or procedures, or the features of our C3 AI Software. We may face challenges in addressing their requirements and making necessary changes to our Privacy Policies and practices, and may incur significant costs and expenses in an effort to do so. Although we endeavor to comply with our Privacy Policies and other privacy-, data Processing-, or information security-related obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors to comply with our Privacy Policies and other privacy-, data Processing-, or information security-related obligations. Any failure or perceived failure by us to comply with our Privacy Policies and our privacy-, data Processing-, or information security-related obligations to customers or other third parties or any of our other legal obligations relating to privacy, data Processing, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our C3 AI Software.

Additionally, if third parties we work with, such as vendors or developers, violate Data Protection Laws or Data Protection Obligations, such violations may also put our customers’ content at risk and could in turn have an adverse effect on our business. Further, any significant change to Data Protection Laws, Data Protection Obligations, or industry practices regarding the collection, use, retention, security, or disclosure of our customers’ content, or regarding the manner in which express or implied consent for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our C3 AI Software, possibly in a material manner, which we may be unable to complete and may limit our ability to Process customer data or develop new applications and features.
If we or our service providers experience a security breach or if unauthorized parties otherwise obtain access to our customers’ data, our data, or our C3 AI Software, our C3 AI Software may be perceived as not being secure, our reputation may be harmed, demand for our software may be reduced, and we may incur significant liabilities.
Our C3 AI Software Processes our customers’ proprietary and sensitive data, potentially including personal information, confidential information, protected health information, and financial data. Our C3 AI Software is built to be available on the infrastructure of third-party public cloud providers such as Amazon Web Services, Azure, and Google Cloud Platform. We also use service providers to help us deliver services to our customers. These service providers may Process personal information, protected health information, or other confidential information of our employees, partners or customers. We collect such information from individuals located both in the United States and abroad and may Process such information outside the country in which it was collected. While we and our service providers have implemented a number of security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of our C3 AI Software, our operational systems, our physical facilities, or the systems or facilities of our partners, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended January 31, 2022 and 2021, 12% and 28% of our revenue, respectively, and for the nine months ended January 31, 2022 and 2021, 15% and 26% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended January 31, 2022 and 2021, 4% and 9% of our expenses, respectively, and for the nine months ended January 31, 2022 and 2021, 5% and 9% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
For example, in October 2021, we amended our agreements with Baker Hughes to extend the term by an additional year, for a total of six years, with an expiration date in fiscal year 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025, and to revise the structure of the arrangement to further incentivize Baker Hughes’ sales of our products and services. Beginning in fiscal year 2023, Baker Hughes’ annual commitments will be reduced by any revenue that we generate from certain customers. The amount of revenue generated by Baker Hughes from these customers is considered to be variable consideration, and we are required to review our estimates of this amount quarterly and adjust this estimate as needed to reflect our current assumptions. To the extent that our estimate of this variable consideration in any prior period is not accurate, we may be required to adjust our revenue in future periods to adjust for this variance. As a result, our results of operations in any period could be materially and adversely affected.
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
We have Customers-Entities in more than 10 countries, and 24% of our revenue for the nine months ended January 31, 2022 was generated from customers outside of North America. As of January 31, 2022, we had nine international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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
•political and economic instability, including military actions affecting Russia, Ukraine and/or surrounding regions;
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

Political actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, quotas or other trade barriers and restrictions could affect our ability to provide our C3.ai Software to our Customers and generally fulfill our contractual obligations and have an adverse effect on our future business opportunities. For example, in response to Russian military actions related to Ukraine, the United States and certain allies have imposed economic sanctions and export control measures and may impose additional sanctions or export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports and other commerce and business dealings involving Russia, certain regions of Ukraine, and/or particular entities and individuals. Such actions could limit or block the license of our C3.ai Software to persons or entities affiliated with Russia or countries acting in concert with Russia, and restrict access by our Russian or Ukrainian employees (both within and outside of Russia and Ukraine) to our systems, negatively impacting future opportunities.
Further, due to political uncertainty and military actions involving Russia, Ukraine, and surrounding regions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our C3.ai Software. These attacks are expected to occur in the future.
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
Taxing authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our C3 AI Software is exempt from use, telecommunications, VAT, GST, and other taxes, which could result in increased tax liabilities for us or our customers, which could harm our business.
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
As of January 31, 2022, we have 10 issued patents in the United States, 11 issued patents in a number of international jurisdictions, 18 patent applications in the United States (including three allowed application and four provisional applications), and 43 patent applications pending internationally. Our issued patents expire between February 23, 2033 and July 30, 2039. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Software. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of January 31, 2022, Mr. Siebel and related entities beneficially owned approximately 88.6% of our Class B common stock and approximately 22.9% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 58.2% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
In addition, as of January 31, 2022, there were 37,628,988 shares of Class A common stock subject to outstanding options under our Amended and Restated 2012 Equity Incentive Plan and 6,925,310 shares of Class A common stock subject to equity awards outstanding under our 2020 Equity Incentive Plan. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended January 31, 2022.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
November 1 - November 30, 2021	5,076	$3.66	—	$—
December 1 - December 31, 2021	34,366	4.57	—	—
January 1 - January 31, 2022	2,055	10.81	—	—
Total	41,497	$4.76	—	$—
(1)     Includes shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.
(2)     In December 2021, our board of directors approved a stock repurchase program for the repurchase of up to $100.0 million of outstanding shares of Class A common stock over the course of 18 months. See Note 8. Stockholders’ Equity for further information. Under the program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. As of January 31, 2022, $100.0 million remained available for future repurchases under the program.

ITEM 6. EXHIBITS
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-250082	3.4	November 30, 2020
10.1*+	Offer Letter by and between the Registrant and Adeel Manzoor, dated October 27, 2021.
10.2*+	Separation Agreement by and between the Registrant and Adeel Manzoor, dated February 25, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
C3.ai, Inc.

Date: March 2, 2022	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2022	By:	/s/ Juho Parkkinen
Juho Parkkinen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)