Form 10-K
period 2022-04-30
C3.ai, Inc.
filed 2022-06-23
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2022
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on October 29, 2021 (the last business day of the registrant’s fiscal second quarter), based on the closing price of $45.12 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $3.3 billion.
As of June 15, 2022, the registrant had outstanding 103,650,130 shares of Class A common stock and 3,499,992 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including statements relating to the portion of our remaining performance obligations that we expect to be recognized as revenue in future periods;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our C3 AI Software, which includes our C3 AI Application Platform, C3 AI Applications, C3 AI Ex Machina, C3 AI CRM and C3 AI Data Vision;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
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
•If we or our service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our C3 AI Software, our C3 AI Software may be perceived as not being secure, our reputation may be harmed, demand for our C3 AI Software may be reduced, and we may incur significant liabilities.
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

PART I
ITEM 1. BUSINESS
Overview
C3 AI is the Enterprise AI application software company. C3 AI delivers a family of fully integrated products including the C3 AI Application Platform, an end-to-end platform for developing, deploying, and operating enterprise AI applications, and C3 AI Applications, a portfolio of industry-specific software-as-a-service, or SaaS, enterprise AI applications that enable the digital transformation of organizations globally.
The C3 AI Application Platform, C3 AI Applications, and our patented model-driven architecture, enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. Our C3 AI software platform also enables developers to rapidly build applications by using conceptual models of all the elements required by an Enterprise AI application instead of having to write complex, lengthy, structured programming code to define, control, and integrate the many requisite data and microservices components to work together. We significantly reduce the effort and complexity of the Enterprise AI software engineering problem.
Enterprise AI Software Solutions
We have built a single, integrated solution that enables our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications across any infrastructure. Customers can deploy C3 AI applications on all major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide our customers and partners with an antidote to AI vendor lock-in.
We offer five (5) primary families of software solutions, which we collectively refer to as our C3 AI Software:
•C3 AI Application Platform, our core technology, is a comprehensive, end-to-end application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications of any type.
•C3 AI Applications, built using the C3 AI Application Platform, is a portfolio of pre-built, extensible, industry-specific and application-specific SaaS enterprise AI applications that can be immediately installed and deployed.
•C3 AI Ex Machina is a no-code, machine learning (ML) solution that empowers citizen data scientists with cloud-native, complete end-to-end capabilities, connecting to diverse data sources and types, and that enables business analysts to rapidly perform data science tasks such as building, configuring, training, and visualizing AI models.
•C3 AI CRM is a enterprise-class, AI-first customer relationship management (CRM) solution that lets customers apply to their existing CRM.
•C3 AI Data Vision allows analysts to visualize, understand, and leverage relationships between data entities and enables complex AI-driven knowledge graphs for advanced data visualization.
C3 AI Application Platform
We believe the C3 AI Application Platform offers the only end-to-end platform-as-a-service allowing customers to design, develop, provision, and operate Enterprise AI applications at scale. Our customers can use the C3 AI Application Platform to build and operate their own custom Enterprise AI applications and to customize, operate, and manage C3 AI Applications.
The C3 AI Application Platform uses a unique model-driven architecture to accelerate delivery and reduce the complexities of developing enterprise AI applications. The C3 AI model-driven architecture provides an “abstraction layer,” that allows developers to build enterprise AI applications by using conceptual models of all the elements an application requires, instead of writing lengthy code. This provides significant benefits, including:
Scale AI Across the Business. Customers can use AI applications and models that optimize processes for every product, asset, customer, or transaction across all regions and businesses;

Deliver Results Faster. Customers can deploy AI applications and see results in one to two quarters and rapidly roll out additional applications and new capabilities;
Generate Meaningful Value. Customers can unlock sustained value, up to hundreds of millions to billions of dollars per year, from reduced costs, increased revenue, and higher margins; and
Govern AI with Confidence. Customers can ensure systematic, enterprise-wide governance of AI with our unified platform that offers data lineage and model governance.
The C3 AI Application Platform enables us and our customers to develop Enterprise AI applications by using conceptual models of all the elements required by the application—e.g., data objects (customer, order, contract, etc.), computing resources (database, storage, messaging), data processing services (stream processing, batch processing, etc.), AI and machine learning services (model training, model pipeline management, etc.)—instead of having to write complex, lengthy code. This approach vastly reduces technical complexity for developers and the amount of code they need to write. The C3 AI Application Platform provides comprehensive capabilities to rapidly develop, deploy, and operate Enterprise AI applications at scale, including:
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
C3 AI Applications
C3 AI Applications is an expanding portfolio of turnkey, ready-to-use, cross-industry and industry-specific Enterprise AI applications that address a range of mission-critical, high-value use cases. With C3 AI Applications, organizations can typically deploy production AI applications in one to six months. Each of these applications is extensible and customizable to meet customer requirements.
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
Industry-Specific Applications
We also offer integrated families of turnkey Enterprise AI applications to serve the needs of a growing list of vertical market segments including oil and gas, chemicals, utilities, manufacturing, financial services, defense, intelligence, aerospace, healthcare, retail, and telecommunications. For each of these vertical markets we have deployed or are planning to deploy a complete family of integrated AI applications to address the entire value chain of each industry, including the following:
Financial Services
•C3 AI Smart Lending. Drives productivity and customer satisfaction within the credit application and approval process, providing credit officers with contextualized insights, reducing time on easy approval or easy rejection decisions and focus on more nuanced credit applications.
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
C3 AI Ex Machina
C3 AI Ex Machina is a no-code solution that provides secure, easy access to analysis-ready data, and enables business analysts without data science training to rapidly perform data science tasks such as building, configuring, and training AI models. C3 AI Ex Machina can be used as a standalone application—providing a modern, cloud-native, highly scalable replacement for last-generation tools—and with the C3 AI Application Platform, typically as the primary tool used by non-developer business analysts to build, train, and tune models on the C3 AI Application Platform. C3 AI Ex Machina is targeted at the ‘citizen’ data scientist. Customers can sign up online and immediately begin using the product, including paid subscriptions and an initial no cost offering.
C3 AI CRM
C3 AI CRM is an industry-specific CRM solution that lets customers apply the full power of Enterprise AI to their existing CRM systems. The C3 AI CRM product family include sales, marketing, and customer service functionality. The products will be available in vertical market-specific offerings specifically designed to meet the needs of industries such as financial services, healthcare, telecommunications, oil and gas, manufacturing, utilities, aerospace, automotive, public sector, defense, and intelligence.
C3 AI Data Vision
C3 AI Data Vision is an AI-powered knowledge and insight product that enables advanced network and temporal analytics through a visual and interactive workflow-enabled interface.
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
The core of this strategy is to rapidly deliver high-value outcomes at large scale, that are broadly deployed into many industry leaders, including those in banking, oil and gas, utilities, defense, and manufacturing. We then use these cases and outcomes to initiate discussions at numerous leading companies in each sector.

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
Rapid Time to Value
The key to our market success to date and our primary competitive differentiator is our ability to leverage the C3 AI Application Platform and C3 AI Applications to bring high-value Enterprise AI applications into production use rapidly. We have deployed Enterprise AI applications into production use in as little as four weeks. Most C3 AI customers enjoy a rapid time to value from their investments in our offerings.
C3 AI Sales Cycle
Our typical sales cycle begins with one or more product and technical presentations about C3 AI, leading to a mapping of our capabilities to customer use cases. This frequently leads to a paid trial that lasts from eight to 16 weeks. During that period, we deploy a production-level application that is representative of our customer’s Enterprise AI and digital transformation requirements. After completing a successful trial, our customers will frequently license one or more C3 AI Applications. Either concurrent with or subsequent to licensing C3 AI Applications, some of our customers will license additional C3 AI Applications or the C3 AI Application Platform. Over time, our customers tend to purchase additional C3 AI Applications and/ or additional C3 AI Application Platform developer seats and incur ongoing and increasing runtime fees as their usage scales.
Extensive Partner Ecosystem
We have established strategic relationships with technology leaders including Amazon Web Services, or AWS, Baker Hughes, ENGIE, Fidelity National Information Services, or FIS, Google Cloud, Microsoft, and Raytheon. These world-leading companies can marshal tens of thousands of talented resources to establish and serve small, medium, and large C3 AI customer relationships at global scale.
We form go-to-market and product co-development alliances with our partners that combine our Enterprise AI expertise and technology with our partners’ deep domain expertise to bring next-generation C3 AI solutions to joint customers. Our partnerships include strategic alliances across four categories:
•Industry Partners. Each industry partnership focuses on a key vertical. We have formed global strategic alliances in the energy industry with France-based global energy leader ENGIE; in oil and gas with Baker Hughes, a global leader in oilfield services; in financial services with FIS, a leading technology provider to the global financial services industry; and in the U.S. Federal and aerospace sectors with Raytheon, one of the world’s largest aerospace and defense manufacturers.
•Hyperscale Cloud and Infrastructure Partners. We have formed global strategic go-to-market alliances with hyperscale cloud providers including AWS, Microsoft Azure, and Google Cloud. In addition, we have strategic alliances with leading hardware infrastructure providers to deliver our software optimized for their technology such as Hewlett Packard Enterprise and Intel.
•Consulting and Services. We have established partnerships with select specialized systems integrators that provide application design and development, data engineering, data science, and systems integration services, including: Aubay, BGP, Grupo CMC, Data Reply, Infoedge Technology, Informatica El Corte Ingles, Intelia, Ortec, and Pariveda. These alliances are focused on helping organizations accelerate their Enterprise AI and digital transformation programs.

•Independent Software Vendors. Our Independent Software Vendors, or ISV, partners develop, market, and sell application solutions that are natively built on or tightly integrated with the C3 AI Application Platform. The C3 AI Application Platform enables ISVs to deliver Enterprise AI capabilities to their installed user base that enhance or complement existing ISV application functionality. As of April 2022, ISV partners include ENGIE, FIS, Baker Hughes, Microsoft, and Ortec.
Sales Model
Our sales organization is organized both geographically and into vertical market segments that cooperate to sell to and service customers. We have a highly leveraged go-to-market model comprised of a global field sales force combined with significant alliance partnerships, that we believe will accelerate our entry into diverse global market segments. Each of our strategic partners—including AWS, Baker Hughes, ENGIE, FIS, Google Cloud, Microsoft, and Raytheon—has a large installed customer base with strong, established relationships, and a large global sales force that vastly extends our market coverage. We form specific sales targets and goals with each partner, enabling us to quickly and efficiently engage in customer accounts.
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
Revenue Model
Our revenue consists of subscription and professional services revenue. The bulk of our revenue is generated from subscriptions to our software. Our subscriptions include our software and our maintenance and support services. Our subscription contracts are generally non-cancellable and non-refundable, and typically three years in duration. We also generate additional runtime subscription fees, a type of consumption or usage-based revenue based on compute and storage resources required to run the C3 AI Application Platform. Our professional services primarily includes implementation services, training and prioritized engineering services.
Marketing
Our multichannel marketing function is focused on market education, brand awareness, thought leadership, account-based marketing, and demand creation. We engage the market through digital, radio, television, outdoor, airport, social media and print advertising; virtual and physical events, including our C3 AI Transform annual customer conference; and livestreamed events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, machine learning, and data science. Our Chief Executive Officer, Tom Siebel—a recognized technology thought leader and author of the 2019 Wall Street Journal and Amazon best seller, Digital Transformation: Survive and Thrive in an Era of Mass Extinction—is a frequent industry keynote speaker and is often interviewed by leading media, including the Wall Street Journal, Financial Times, The Economist, Fortune, Forbes, BloombergTV, and Yahoo! Finance.
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

C3 AI Academy provides a role-based, in-person, and online curriculum to help developers, data scientists, administrators, and project personnel take advantage of the C3 AI Application Platform capabilities quickly and robustly.
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
Rich Human Capital
Our strongest asset is unquestionably the human capital that we have been able to attract, retain, and motivate. We have won the Glassdoor Best Place to Work award, were named a Battery Ventures/Glassdoor Highest-Rated Cloud Companies To Work For, and are consistently ranked among the best places to work. We attract exceptionally talented, highly educated, experienced, motivated employees.
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
As of April 30, 2022, we had 704 full-time employees, with 586 based in the United States and 118 in our international locations.
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
Recognized Enterprise AI Industry Leadership
We believe we are broadly recognized as a leader in Enterprise AI with many other industry recognitions, including CNBC Disruptor 50 (2020, 2019, 2018), BloombergNEF Pioneer (2020), Forbes Cloud 100 (2020, 2019, 2018, 2017), The Financial Times’ The Americas’ Fastest Growing Companies (2022, 2021), Deloitte Technology Fast 500 (2019), and EY Entrepreneur of the Year (2018, 2017) and have been named to the Constellation ShortList for Artificial Intelligence & Machine Learning Cloud Platforms (2020) and a leader by Forrester Wave: Industrial IoT Software Platforms (2019, 2018) and IDC MarketScape: Solutions for Industrial Platforms and Applications in Energy (2021).

Additionally, Con Edison’s work with C3 AI was recognized in the IDC Future Enterprise Best in Future of Intelligence North America Awards (2022) and the U.S. Air Force’s use of the C3 AI Readiness solution as a platform of choice was recognized in the Constellation SuperNova Awards (2021). C3 AI is also one of the 25 Highest-Rated Cloud Companies to Work For by Battery Ventures/Glassdoor (2021).
Sustainable Competitive Advantage: C3 AI Model-Driven Architecture
Our core technology is a cohesive family of integrated software services developed over a decade, engineered with a proprietary model-driven architecture, that provides all the software services and microservices necessary and sufficient to rapidly develop and deploy Enterprise AI applications.
AI applications developed with the C3 AI Application Platform can leverage any open source software solutions and all of the cloud services of AWS, Microsoft Azure, Google Cloud, and can operate on any of these cloud platforms, on-premises, or in a hybrid cloud.
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
By contrast, our model-driven architecture provides an “abstraction layer,” that allows our partners and our customers, as well as our internal C3 AI developers, to build or customize Enterprise AI applications by using conceptual models of all the elements an application requires, instead of writing lengthy code. C3 AI provides a library of tens of thousands of prebuilt conceptual models, growing by more than 4,000 per year, that can be easily modified and extended, and developers can efficiently create their own models as well. These prebuilt, extensible models encompass a vast range of business objects (customer, order, contract, etc.), physical systems and subsystems (engine, boiler, chiller, compressor, etc.), computing resources and services (database, stream processing, etc.)—virtually anything an application requires can be represented as a model in our model-driven architecture. To ensure ongoing operability of our thousands of prebuilt and extensible models on different underlying infrastructure (e.g., AWS, Microsoft Azure, etc.), our automated testing continuously executes approximately 60,000 tests and security scans with each change or update we make to our software or infrastructure.
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
Strategic Competitive IP Advantage
We enjoy a rich patent portfolio that is a substantial competitive advantage, both offensive and defensive, in the Enterprise AI market—most notably, U.S. patents (No. 10,817,530 and No. 10,824,634) which were granted for systems, methods, and devices for an enterprise AI and internet-of-things platform.
Our patent portfolio covers the key capabilities of our model-driven architecture that are the foundation of our highly differentiated technology. This includes methods, systems, and devices for data aggregation and unification, times-series data processing, data abstraction, machine learning implementation, and much more.
As of April 30, 2022, our technology is protected by a broad patent portfolio, with 12 issued patents in the United States, 10 issued counterpart patents in a number of international jurisdictions, over 30 patent applications pending in the United States, and over 50 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2039. We continually review our development efforts to assess the existence and patentability of new intellectual property.
Intellectual property is important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how, and brand. However, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position. See the section titled “Risk Factors—Risks Related to Our Intellectual Property” in Part I, Item 1A in this Annual Report on Form 10-K for a discussion of the risks associated with our intellectual property.
Our Secret Sauce: The C3 AI Model-Driven Architecture
Over the last four decades, the information technology industry has grown from about $120 billion globally in 1980 to more than $3.0 trillion today. During this time, the IT industry has experienced the transition from mainframe computing to minicomputers, to personal computing, to internet computing, and to handheld computing. The software industry has transitioned from custom applications based on mainframe standards such as MVS, VSAM, and ISAM, to applications developed on a relational database foundation, to enterprise application software, to SaaS and mobile apps, and now to the AI-enabled enterprise. The internet and the iPhone changed everything.
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
Reference Enterprise AI Software Platform
The problems that have to be addressed to enable today’s Enterprise AI and IoT applications are nontrivial. Massively parallel elastic computing and storage capacity are prerequisite. These services are provided today at increasingly low cost by AWS, Microsoft Azure, and others. The elastic cloud is a major breakthrough that has dramatically transformed modern computing. In addition to the cloud, multiple data services are necessary to develop, provision, and operate Enterprise AI and IoT applications.
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
To meet this extensive set of requirements, C3 AI has spent the last decade and invested over $1.0 billion researching and refining these requirements, and in developing and enhancing the C3 AI Application Platform to address these requirements. The C3 AI Application Platform has been refined, tested, and proven in some of the most demanding industries and production environments—electric utilities, manufacturing, oil and gas, and defense—comprising petabyte-scale datasets from thousands of vastly disparate source systems, massive volumes of high-frequency time series data from millions of devices, and hundreds of thousands of machine learning models.
Awash in “AI Platforms”
Industry analysts estimate that organizations will invest $500 billion annually in AI software by 2024. According to a leading consulting firm, companies will generate $15 trillion annually in added value by 2030 from the use of these new technologies. This is the fastest-growing enterprise software market in history and represents an entire replacement market for enterprise application software.
Today the market is awash in “AI Platforms” that purport to be solutions sufficient to design, develop, provision, and operate Enterprise AI applications, including Cassandra, Cloudera, DataStax, AWS IoT, and Hadoop. AWS, Microsoft Azure, and Google Cloud, each of which offer an elastic cloud computing platform. In addition, each offers an increasingly innovative library of microservices that can be used for data aggregation, ETL, queuing, data streaming, MapReduce, continuous analytics processing, machine learning services, data visualization, etc. They all appear to do the same thing and they all appear to provide a complete Enterprise AI platform. While these products are useful, we believe that none offers the scope of utility necessary and sufficient to develop and operate an Enterprise AI or IoT application.
Consider Cassandra, for example. It is a key-value data store, a special-purpose database that is particularly useful for storing and retrieving longitudinal data, like telemetry. For that purpose, it is an effective product. But that functionality represents only a small fraction of the required solution. Likewise, HDFS is a distributed file system, useful for storing unstructured data. TensorFlow, a set of math libraries published by Google Cloud, is useful in enabling certain types of machine learning models. AWS IoT is a utility for gathering data from machine-readable IoT sensors. The point is: these utilities are all useful, but we believe none is sufficient by itself. Each addresses only a part of the problem required to develop and deploy an Enterprise AI or IoT application.
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
Just as happened with the introduction of RDBMS, ERP, and CRM software in prior innovation cycles, the initial reaction of many IT organizations is to try to internally develop a general-purpose Enterprise AI and IoT platform, using open source software with a combination of microservices from cloud providers like AWS and Google Cloud. The process starts by taking some subset of myriad proprietary and open source solutions and organizing them into a platform architecture.
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
Cloud Vendor Tools
An alternative to the open source cluster is to attempt to assemble the various services and microservices offered by the cloud providers into a working seamless and cohesive Enterprise AI and IoT platform. Leading vendors like AWS are developing increasingly useful services and microservices that in many cases replicate the functionality of the open source providers and in many cases provide new and unique functionality. The advantage of this approach over open source is that these products are developed, tested, and quality assured by highly professional enterprise engineering organizations. In addition, these services were generally designed and developed with the specific purpose that they would work together and interact in a common system. The same points hold true for Microsoft Azure, Google Cloud, and IBM.
The problem with this approach is that because these systems lack a model-driven architecture like that of the C3 AI Application Platform, described in the following section, programmers still need to employ structured programming to stitch together the various services. This results in the same type of complexity previously described—many lines of spaghetti code and numerous interdependencies that create brittle applications that are difficult and costly to maintain.
The difference between using structured programming with cloud vendor services and using the model-driven architecture of the C3 AI Application Platform is dramatic. To demonstrate this stark difference, C3 AI commissioned a third-party consultancy to develop an AI predictive maintenance application designed to run on the AWS cloud platform. The consultancy—a Premier AWS Consulting Partner, with significant experience developing enterprise applications on AWS for Fortune 2000 customers—was asked to develop the application using two different approaches: the C3 AI Application Platform and structured programming.
The time to develop and deploy this application was approximately 120 person-days at a cost in 2019 dollars of approximately $458,000. The effort required writing 16,000 lines of custom code that must be maintained over the life of the application. The resulting application runs only on AWS. To run this application on Google Cloud, it may have to be completely rebuilt for each of those platforms at a similar cost, time, and coding effort.
By contrast, using C3 AI Software, with its modern model-driven architecture, the same application, employing the same AWS services, was developed, and tested in five person-days at a cost of approximately $19,000. Only 14 lines of code were generated, dramatically decreasing the lifetime cost of maintenance. Moreover, the application will run on any cloud platform without modification, eliminating any additional effort and cost of refactoring the application if moving it to a different cloud vendor.

C3 AI Application Platform: Model-Driven Architecture
The notion of a model-driven architecture was developed at the beginning of the 21st century in response to the growing complexity of enterprise application development requirements. Model-driven architecture provides the knife to cut the Gordian knot of structured programming for highly complex problems. The C3 AI Application Platform is designed and built with a model-driven architecture.
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
Using the C3 AI Application Platform and its model-driven architecture, virtually anything can be represented as a model—even, for example, applications, including databases, natural language processing engines, and image recognition systems. Models also support a concept called inheritance. An AI application built with the C3 AI Application Platform might include a model called relational database, that in turn serves as a placeholder that might incorporate any relational database system like Oracle, Postgres, Aurora, Spanner, or SQL Server. A key-value store model might contain Cassandra, HBase, Cosmos DB, or DynamoDB.
C3 AI Reduces Complexity, Simplifies Development
With its model-driven architecture, the C3 AI Application Platform provides an abstraction layer and semantics to represent the application. This frees the programmer from having to worry about data mapping, API syntax, and the mechanics of myriad computational processes such as ETL, queuing, pipeline management, encryption, etc.
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
Another important capability of the C3 AI Application Platform enabled by its model-driven architecture is that the applications developed on the platform are future-proofed: due to the modular nature of the model-driven architecture, new, upgraded, or enhanced services can be easily integrated with the C3 AI Application Platform. Suppose, for example, that an organization developed all its applications initially using Oracle as the relational database and then later decided to switch to an alternate RDBMS. The only modification required is to change the link in the RDBMS meta-model to point to the new RDBMS. All the applications deployed previously using Oracle as the RDBMS will continue to run without modification after that replacement. This enables organizations to immediately and easily take advantage of new and improved product offerings as they become available.
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
This 180-degree turn at global scale is remarkable. But while corporate leaders are eagerly embracing the cloud, they are also very concerned about cloud vendor lock-in. They want to be able to continually negotiate. They want to deploy different applications in clouds from different vendors, and they want to be free to move applications from one cloud vendor to another.
Multi-cloud deployment is therefore an additional requirement of a modern model-driven software platform that is fully supported by the C3 AI Application Platform. Applications developed with the C3 AI Application Platform can run without modification on any cloud and on bare metal behind the firewall in a hybrid cloud environment.

A final requirement for the new AI technology stack—that the C3 AI Application Platform delivers—is polyglot cloud deployment capability: the ability to mix various services from multiple cloud providers and to easily swap and replace those services. The cloud vendors provide the market a great service by enabling instant access to virtually unlimited horizontally scalable computing capacity and effectively infinite storage capacity at exceptionally low cost. As the cloud vendors aggressively compete with one another on price, the cost of cloud computing and storage is consistently decreasing.
A second important service cloud vendors provide is rapid innovation of microservices. Microservices like TensorFlow from Google accelerate machine learning. Amazon Forecast facilitates deep learning for time-series data. Azure Stream Analytics integrates with Azure IoT Hub and Azure IoT Suite to enable powerful real-time analytics of IoT sensor data. It seems not a week goes by without another announcement of yet another useful microservice from AWS, Microsoft Azure, and Google Cloud.
C3 AI Application Platform: A Tested, Proven, and Patented AI Suite
The model-driven approach to developing Enterprise AI and IoT applications using the C3 AI Application Platform has been tested and proven in dozens of large-scale, real-world deployments at some of the world’s largest organizations.
C3 AI provides a powerful platform enabling these and other leading organizations to develop and operate Enterprise AI and IoT applications at scale, with a fraction of the effort and resources required by other approaches. Applications built with the C3 AI Application Platform are flexible, easily upgraded, and can be ported across different cloud platforms with little or no modification, providing a solution that future-proofs customers’ investment in Enterprise AI and IoT application development.
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
Our primary competition is largely do-it-yourself, custom-developed, company-specific AI platforms and applications developed by internal IT organizations. Such efforts usually involve the integration of internally developed tools, open source solutions, and point solutions offered by independent software vendors, and/or components offered in the AWS, Microsoft Azure, or Google Cloud platforms. Frequently these efforts will be managed as professional service projects by organizations like Accenture or Lockheed Martin. These tend to be very costly and time-consuming software engineering projects, often fail, and, if at all successful, usually require many years to realize economic return. Most of our customers have tried and failed at one or more such bespoke development efforts, sometimes at great expense, before turning to C3 AI for their AI solution.
We are unaware of any end-to-end Enterprise AI development platforms that are directly competitive with the C3 AI Application Platform. The commercial product offerings that were formerly positioned as functionally equivalent to C3 AI were GE Predix and IBM Watson, both multibillion-dollar software engineering efforts backed by massive promotional campaigns; we do not encounter them in competitive situations.

Sales Alliances
Strategic partnerships are core to our growth strategy with market-leading companies offering highly leveraged distribution channels to various markets. Examples of these partnerships are listed below:
•Google Cloud: In September 2021, we entered a partnership with Google Cloud to help organizations across multiple industries accelerate their application of AI solutions. Under the agreement, both companies’ global sales teams co-sell our Enterprise AI applications, running on Google Cloud.
•Baker Hughes: Oil, Gas, and Chemicals. In 2019, we a formed a strategic alliance with Baker Hughes, a $24 billion oil and gas services company. We renewed and expanded the alliance with a new agreement in 2021. Under the terms of this alliance, Baker Hughes has standardized on C3 AI for all internal use AI applications. In addition, we are jointly marketing and selling a range of Enterprise AI solutions to address the entire value of upstream, mid-stream, and downstream activity under the BHC3.ai brand to oil and gas companies globally with the active engagement of Baker Hughes, which has a 12,000-person sales organization.
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
We are bringing new product families to market, such as C3 AI CRM, that we believe will develop into substantial recurring revenue streams for C3 AI.
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
The nine C3.ai DTI consortium member universities and laboratories are: University of Illinois at Urbana-Champaign, or UIUC, University of California, Berkeley, or UC Berkeley, Carnegie Mellon University, Lawrence Berkeley National Laboratory, Massachusetts Institute of Technology, National Center for Supercomputing Applications, or NCSA, at UIUC, Princeton University, Stanford University, and the University of Chicago. Industry partners include C3 AI and Microsoft. To support C3.ai DTI, C3 AI is providing C3.ai DTI $57,250,000 in cash contributions over the first five years of operation. C3 AI and Microsoft will contribute an additional in-kind support, including use of the C3 AI Application Platform and Azure computing, storage, and technical resources to support C3.ai DTI research.
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
C3.ai DTI Research Award Program
Through a Call for Research Proposals managed by UC Berkeley and UIUC, C3.ai DTI has annually awarded up to 26 grants, ranging from $100,000 to $700,000 for an initial period of one year. In addition to the grants, C3.ai DTI provides recipients with significant cloud computing, supercomputing, data, and software resources. This includes use of the C3 AI Application Platform, free access to Microsoft Azure, and access to the NCSA Blue Waters supercomputer at UIUC and the NERSC Perlmutter supercomputer at Lawrence Berkeley National Laboratory. Multidisciplinary and multi-institution projects are favored. Recipients are encouraged to conduct breakthrough research and to pursue and establish larger research projects with federal and other funding sources. Award recipients disseminate the results of their research during the award period, and all research results, methods, and algorithms, including algorithms and software from their research, are made available in the public domain (non-exclusive, royalty-free).
With its first Call for Proposals in 2020, C3.ai DTI awarded 24 projects on AI research to mitigate the spread of COVID-19 and future pandemics. The second Call for Proposals in 2021 funded 22 projects on AI for energy and climate security. In 2022, the third Call for Proposals awarded 24 projects on AI for cybersecurity.

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
C3.ai DTI Data Analytics Platform
C3.ai DTI hosts an elastic cloud, big data, development, and operating platform, including the C3 AI Application Platform hosted in an Azure instance, for the purpose of supporting C3.ai DTI research, curriculum development, and classwork. In addition, UC Berkeley and UIUC provide additional cloud computing and storage resources as well as use of the National Energy Research Supercomputer NERSC-9 Perlmutter at Lawrence Berkeley National Laboratory and the NCSA Blue Waters at UIUC. These resources are available to award recipients to conduct research on the development of machine learning algorithms, data security techniques, and cybersecurity methodologies related specifically to AI and IoT. The AI/ML and data analytics platform will also serve as an instructional and research platform for Digital Transformation Science courses.
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

ITEM 1A. RISK FACTORS
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, C3 AI Software (which includes our C3 AI Application Platform, C3 AI Applications, C3 AI Ex Machina, C3 AI CRM and C3 AI Data Vision), reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $192.1 million and $55.7 million for the fiscal years ended April 30, 2022 and 2021, respectively. As a result, we had an accumulated deficit of $541.4 million as of April 30, 2022. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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
Our results of operations may fluctuate, in part, because of the complexity of customer problems that our C3 AI Software address, the resource‑intensive nature of our sales efforts, the length and variability of the sales cycle for our C3 AI Software, and the difficulty in making short‑term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions is approximately five months but can vary substantially from customer to customer and can extend over a number of years for some customers. Our sales efforts involve educating our customers about the use, technical capabilities, and benefits of our C3 AI Software. Customers often undertake a prolonged evaluation process, which frequently involves not only our C3 AI Software but also those of other companies. In addition, the size of potential customers may lead to longer sales cycles. For instance, we invest resources into sales to large organizations and large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our C3 AI Software. Large organizations may demand additional features, support services, and pricing concessions or require additional security management or control features. Some organizations may also require an on-premise solution rather than a cloud solution, which potentially requires additional implementation time and potentially a longer sales cycle. We may spend substantial time, effort and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our C3 AI Software widely enough across their organization to justify our substantial upfront investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.
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
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operates as the exclusive channel partner and reseller of our C3 AI Software in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was most recently revised in October 2021 and now continues until April 30, 2025. We also have strategic relationships with AWS, Fidelity National Information Services, Google Cloud, Microsoft, and Raytheon.
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
Identifying and recruiting qualified sales representatives and training them is time consuming and resource intensive, and they may not be fully trained and productive for a significant amount of time. Our C3 AI Software is complicated and, as such, our sales force and operations require significant time and investment for proper recruitment, onboarding, and training in order for our sales operations to be productive. In addition, as we enter into new markets, expand the capabilities of our C3 AI Software and offer new C3 AI Software, we may need to identify and recruit additional sales and marketing efforts specific to such strategic expansion. Our efforts to do so may be increasingly resource intensive, time consuming, and ultimately unsuccessful. We also dedicate significant resources to sales and marketing programs, including internet and other online advertising. All of these efforts require us to invest significant financial and other resources. In addition, the cost to acquire customers is high due to these marketing and sales efforts. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We will not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
Our performance metrics, including data regarding customer counts, and other operational data may involve judgement and therefore may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. Our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. We regularly review and may adjust our processes for calculating our metrics to improve their accuracy. If our metrics are not accurate representations of our business; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
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

Health epidemics, including the COVID-19 pandemic, have had, and could continue to have, an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and users operate.
The potential long-term impact and duration of the ongoing global COVID-19 pandemic (including any new variants) on the global economy and our business continue to be difficult to assess or predict. Actual and potential impacts include:
•our customer prospects and our existing customers may experience, or may continue to experience, slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Software, lengthening of sales cycles, loss of customers, and difficulties in collections;
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
•we continue to incur costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, and amenities, as well as costs associated with complying with new or evolving regulatory requirements, which may vary significantly depending on the jurisdiction;
•we are subject to an uncertain regulatory environment, and are required to comply with conflicting federal, state, and local laws regarding COVID-19, which may pose significant disruption to our business operations, require significant management attention to respond to and enforce, and result in an increased risk of non-compliance and claims;
•we may be subject to legal liability for safe workplace claims;
•our critical vendors or third-party partners could go out of business;
•many of our in-person marketing events, including industry conferences, have been canceled, and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person marketing events and other sales and marketing activities; and
•our marketing, sales, professional services, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and continuing to conduct business virtually is unproven and poses new challenges.
The impact of any of the foregoing, individually or collectively, could adversely affect our business, financial condition, and results of operations.
While some states and countries have begun to reopen, and vaccines have been developed and administered, the spread of COVID-19 and the status of the global recovery remains uncertain and unpredictable. Business activity may not recover as quickly as anticipated, and widespread recovery will be impacted by future developments, including future waves of outbreak or new variant strains of the virus, government and private sector requirements, and the emergence and effectiveness of medical and other measures to address COVID-19. Any of the foregoing could adversely affect our business, financial condition, and results of operations. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain.
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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “Process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, protected health information, and financial data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information and the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023 and similar laws are being considered in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, which could further complicate compliance efforts.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. We also target customers in Asia and have operations in Japan and Singapore and may be subject to new and emerging data privacy regimes in Asia, including Singapore’s Personal Data Protection Act. In the European Economic Area, or EEA, we are subject to the General Data Protection Regulation (2016/679), or GDPR, which went into effect in May 2018, and in the United Kingdom, or UK, we are subject to the UK data protection regime consisting primarily of the UK GDPR and the UK Data Protection Act 2018 in each case in relation to our collection, control, processing, sharing, disclosure, and other use of personal data. The GDPR and/or UK data protection regime may apply to us to the extent we Process the personal data of EEA and/or UK data subjects. Companies that must comply with the GDPR or the UK data protection regime face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, with violations potentially resulting in an order prohibiting the Processing of personal data and/or fines of up to the greater of €20 million or 4% of the annual global revenues of the noncompliant company in the European Union, and up to the greater of GBP 17.5 million or 4% annual global revenues in the UK. Companies that violate the GDPR can also face prohibitions on data processing and other corrective action, as well as class action litigation. GDPR litigation risk may increase as a result of a recent decision of the EU’s highest court finding that a consumer protection association may bring representative actions alleging violations of the GDPR even without a mandate to do so from any specific individuals and whether or not specific individuals’ data protection rights have been violated.

European data protection laws including the GDPR and UK data protection regime also restrict the ability of companies to transfer personal data from the EEA or the UK to the United States and most other countries. Recent legal challenges and increasingly strict interpretive guidance have created significant uncertainty about what measures would suffice to make such transfers lawful. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to the United States by entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the Standard Contractual Clauses, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, on 4 June 2021 the European Commission published new Standard Contractual Clauses for the transfer of personal data to countries outside the EEA. These new Standard Contractual Clauses had to be used for relevant new data transfers from 27 September 2021 onwards and existing Standard Contractual Clauses arrangements must be migrated to the revised clauses by 27 December 2022. Relatedly, we have to comply with the UK-specific requirements related to transfers of personal data outside of the UK, which increases our regulatory compliance burden. The UK Information Commissioner’s Office, or ICO, introduced a new transfer mechanism for international transfers of personal data originating from the UK, the International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU Standard Contractual Clauses, or UK Addendum, which came in force on 21 March 2022. From 21 September 2022, the IDTA or UK Addendum must be used for relevant new data transfers; while existing Standard Contractual Clauses arrangements must be migrated over to the IDTA or UK Addendum by 21 March 2024. We are still in the process of updating all of our contracts entailing the transfer of personal data outside of the UK, and where applicable the EEA, with these new transfer mechanisms. In addition, Switzerland and the UK similarly restricts personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.
As such, we, or our vendors, may be unable to implement measures sufficient to lawfully transfer personal data in a manner necessary to provide our services in certain regions without incurring significant cost, or at all. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
Further, in response to the UK’s exit from the EU, the European Commission adopted an adequacy decision with regard to personal data transfers to the UK under the GDPR in June 2021, meaning that the European Commission determined that personal data receives essentially equivalent levels of protection in the UK as it would under EU law. This decision, however, contains a “sunset clause,” which mandates that the adequacy decision expires in four years after its entry into force. This adequacy decision may also be reassessed or revoked during its four-year effective period if the European Commission determines that the United Kingdom has deviated from the level of data protection in place at the time of the adequacy decision. If the European Commission alters or revokes its adequacy decision for any reason, from that point onwards, transfers of personal data from the EEA to the UK will require a valid ‘transfer mechanism’ and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the SCCs). We may face challenges in addressing applicable legal requirements resulting from any such alteration or revocation of this adequacy decision, and we may be required to make changes to our policies and practices and incur significant costs and expenses if any uncertainty surrounding the interpretation or continued efficacy of this adequacy decision develops.
Other data protection laws in the EEA and the UK, such as those implementing the ePrivacy Directive, restrict the use of cookies and similar technologies on which our website and product rely. Regulators are increasingly focused on compliance with requirements in the online tracking ecosystem, and current national laws implementing the ePrivacy Directive are likely to be replaced in the EU by a regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. Other countries outside of Europe increasingly emulate European data protection laws. As a result, operating our business or offering our services in Europe or other countries with similar data protection laws would subject us to substantial compliance costs and potential liability and may require changes to the ways we collect and use personal data.

In addition to data privacy and security laws, we are also subject to the terms of external and internal privacy and security policies, codes, representations, certifications, industry standards adopted by industry groups, publications and frameworks, and contractual obligations to third parties related to privacy, information security, and data processing. We are subject to contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws or other obligations. We may also become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.
There is increasing U.S. and foreign activity in the regulation of artificial intelligence (“AI”) and other similar uses of technology. In Europe, there is a proposed regulation related to artificial intelligence that, if adopted, could impose onerous obligations related to the use of AI-related systems. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. Depending on how these AI laws and regulations are interpreted, we may have to make changes to our business practices and products, including our C3 AI Software, to comply with such obligations.
Obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices, including our C3 AI Software, possibly limiting our ability to develop new applications and features, and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product; expenditure of time and resources to defend any claim or inquiry; adverse publicity; revision or restructuring of our operations; or reduced demand for our C3 AI Software.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
Our C3 AI Software processes our customers’ proprietary and sensitive data, potentially including personal information, confidential information, protected health information, financial data, intellectual property, and trade secrets. Our C3 AI Software is built to be available on the infrastructure of third-party public cloud providers such as AWS, Microsoft Azure, and Google Cloud Platform. We also use service providers to help us deliver services to our customers. These service providers may process personal information, protected health information, or other confidential information of our employees, partners or customers in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and payroll, content delivery to customers, and other functions. We collect such information from individuals located both in the United States and abroad and may process such information outside the country in which it was collected. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and our customers’ industries and such attacks continue to increase. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, advanced persistent threat intrusions, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our product) or the third-party information technology systems that support us and our services.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
While we and our service providers have implemented a number of security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. We may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Any security breach of our C3 AI Software, our operational systems, our physical facilities, or the systems or facilities of our partners, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform.
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

Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity information technology networks and systems, processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, or those of our vendors and business partners, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our C3 AI Software, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our C3 AI Software, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Our C3 AI Software, systems, networks, and physical facilities could be breached or personal information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees, those of our vendors and business partners, or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our C3 AI Software, networks, systems and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, applications, systems, networks and/or physical facilities utilized by our vendors. We and a number of our vendors and business partners have previously been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to provide our services. While we have been successful in preventing such unauthorized access and disruption in the past, we may not continue to be successful against these or other attacks in the future. We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems or those of subcontractors Processing customer or partner data on our behalf. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our C3 AI Software, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our C3 AI Software capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers was disrupted, we could incur significant liability, or our C3 AI Software, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended April 30, 2022 and 2021, 13% and 25% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the fiscal years ended April 30, 2022 and 2021, 5% and 9% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
We have Customer-Entities in more than 15 countries, and 22% of our revenue for the fiscal year ended April 30, 2022 was generated from customers outside of North America. As of April 30, 2022, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
Political actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, quotas or other trade barriers and restrictions could affect our ability to provide our C3.ai Software to our Customers and generally fulfill our contractual obligations and have an adverse effect on our future business opportunities. For example, in response to Russian military actions related to Ukraine, the United States and certain allies have imposed economic sanctions and export control measures and may impose additional sanctions or export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports and other commerce and business dealings involving Russia, Belarus, certain regions of Ukraine, and/or particular entities and individuals. Such actions could limit or block the license of our C3.ai Software to persons or entities affiliated with Russia or countries acting in concert with Russia, and restrict access by C3.ai personnel located in Russia to our systems, negatively impacting future opportunities.
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
As of April 30, 2022, we had net operating loss carryforwards, or NOLs, for U.S. federal and state purposes of $486.2 million and $180.4 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2029. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the Governor of California signed into law the 2020 Budget Act which temporarily suspends the utilization of NOLs and limits the utilization of research credits to $5.0 million annually for 2020, 2021, and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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
As of April 30, 2022, we have 12 issued patents in the United States, 10 issued counterpart patents in a number of international jurisdictions, over 30 patent applications pending in the United States, and 50 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2039. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Software. Any of these events would harm our business.

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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in March 2022, we and certain of our current and former officers and directors were sued in a putative class action lawsuit alleging violations of the federal securities laws for allegedly making material misstatements or omissions about our partnership with Baker Hughes and other strategic alliances, our market potential, and the uptake of our products. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources. We may be the target of additional litigation of this type in the future as well.

The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, limiting your ability to influence corporate matters.
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of April 30, 2022, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 28.7% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 58.8% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
In addition, as of April 30, 2022, there were 30,359,954 shares of Class A common stock subject to outstanding options under our Amended and Restated 2012 Equity Incentive Plan and 18,087,190 shares of Class A common stock subject to equity awards outstanding under our 2020 Equity Incentive Plan. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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
Based on the market value of our Class A common stock held by non-affiliates as of the last business day of our fiscal second quarter ended October 31, 2021, we ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 as of April 30, 2022. As a result, we have experienced, and expect to continue to experience, additional costs associated with being a public company, including costs associated with compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, or Section 404, the adoption of certain Accounting Standard Updates upon losing such status, and additional disclosure requirements.
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
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not required to make a formal assessment of the effectiveness of our internal control over financial reporting.

We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 as of April 30, 2022, our independent registered public accounting firm is now required to formally attest to the effectiveness of our internal control over financial reporting commencing with this Annual Report on Form 10-K for the year ended April 30, 2022. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We currently have an external audit group and have hired additional accounting and financial staff. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the systems and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.
We may be involved in legal proceedings that have a negative impact on our business.
From time to time, we are involved in legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial or intellectual property disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our current principal executive office is located in Redwood City, California and, as of April 30, 2022, consists of approximately 99,560 square feet of space under a lease that expires in December 2022.
On August 25, 2021, we entered into a new lease that expires in March 2033 to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. We have previously acquired 171,380 square feet of space under this new lease. The lease commencement date of other phases of the new lease will be determined when the landlord delivers the additional leased space to us.

We lease 13 other offices around the world for our employees, including in Tysons, Virginia; New York City, New York; Chicago, Illinois; Houston, Texas; Atlanta, Georgia; Sydney, Australia; Paris, France; Munich, Germany; Rome, Italy; Amsterdam, Netherlands; Singapore; London, UK; and Guadalajara, Mexico.
We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

ITEM 3. LEGAL PROCEEDINGS
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, depending on the nature and timing of a given dispute, an unfavorable resolution could materially affect our current or future results of operations or cash flows.
For a description of our legal proceedings, refer to Note 7. Commitments and Contingencies—Legal Proceedings in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of the following: (i) the date that is six months following the death or incapacity of Mr. Siebel; (ii) the date that is six months following the date that Mr. Siebel is no longer providing services to the Company as an officer, employee, director, or consultant; (iii) December 11, 2040, which is the twentieth anniversary of the completion of the IPO; or (iv) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock. Refer to Note 9. Stockholders’ Equity, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K for a discussion of our conversion of Class B common stock.
Holders of Record
As of June 6, 2022, there were 173 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return to stockholders on our Class A common stock since December 9, 2020 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the S&P 500 Index and the S&P 500 Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on December 9, 2020, and its relative performance is tracked through April 30, 2022. The initial public offering price of our Class A common stock, which had a closing stock price of $92.49 on December 9, 2020, was $42.00 per share.
The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
The graph assumes $100 was invested at a closing stock price of $92.49 on December 9, 2020, which was our initial trading date, of our Class A common stock. The initial public offering price of our Class A common stock was $42.00 per share.
12/9/2020
1/29/2021
4/30/2021
7/30/2021
10/29/2021
1/31/2022
4/29/2022
C3.ai
S&P 500 Index
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities
None.
Use of Proceeds
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
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 9, 2020, pursuant to Rule 424(b)(4) of the Securities Act.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended April 30, 2022 (in thousands, except for share and per share amounts).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
February 1 - February 28, 2022	—	$—	—	$100,000
March 1 - March 31, 2022	738,278	20.43	720,972	$85,000
April 1 - April 30, 2022	8,398	4.62	—	$85,000
Total	746,676	$20.26	720,972
(1)     Includes (i) shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements and (ii) shares repurchased under our board approved stock repurchase program. In the case of former employees, we purchased the shares from the former employees at the respective original exercise prices.

(2)     In December 2021, our board of directors approved a stock repurchase program for the repurchase of up to $100.0 million of outstanding shares of Class A common stock over the course of 18 months. See Note 9. Stockholders’ Equity for further information. Under the program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. As of April 30, 2022, $85.0 million remained available for future repurchases under the program.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors" under Part I, Item 1A in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this report to “C3.ai,” “C3 AI,” the “Company”, “we,” “our,” “us,” or similar terms refer to C3.ai, Inc. and its subsidiaries.
Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended April 30 and the associated quarters, months and periods of those fiscal years.
A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2022 compared to the fiscal year ended April 30, 2021 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2021 compared to the fiscal year ended April 30, 2020 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed with the Securities and Exchange Commission, or SEC, on June 25, 2021.
Overview
C3 AI is an Enterprise AI application software company.
We have built an integrated family of software applications that enables our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications across any infrastructure. Customers can deploy C3 AI solutions on all major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide five primary families of software solutions, which we collectively refer to as our C3 AI Software:
•The C3 AI Application Platform, our core technology, is a comprehensive application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications of any type. Our C3 AI Application Platform enables developers to rapidly build applications by using conceptual models of all the elements required by an Enterprise AI application instead of having to write complex, lengthy, structured programming code to define, control, and integrate the many requisite data and microservices components to work together.
•C3 AI Applications, built using the C3 AI Application Platform, include a large and growing family of industry-specific and application-specific turnkey AI solutions, ready for installation and deployment.
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
•C3 AI Data Vision allows analysts to visualize, understand and leverage the relationships between data entities. This product unifies data from across systems to enable exploration and insights, enabling collaborative data analysis using interactive, intuitive graph network visualizations.

These solutions, and our patented model-driven architecture, enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. We significantly reduce the effort and complexity of the AI software engineering problem.
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 82%, 86% and 86% of our total revenue in the fiscal years ended April 30, 2022, 2021 and 2020, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancellable and non-refundable.
We define a Customer-Entity as each entity that is the ultimate parent of a party contracting with us. We commonly enter into enterprise-wide agreements with Customer-Entities that include multiple operating units or divisions. We count as a Customer each distinct division, department, business unit, or group within a Customer-Entity that uses our product(s). In situations where our Customer (or Customer-Entity) has developed software using our C3 AI Application Platform or developed derivative works of our C3 AI Applications and has sold that software or service to its end customer(s), we also include such end customers in our Customer count. In addition, where our software is sold to a third-party under a reseller arrangement, we include the end customer of such arrangement in our Customer count. We only count Customers and Customer-Entities for which there is revenue in the period through a Customer-Entity contract. We exclude free trials from both our Customer-Entity and Customer counts.
During the period ended January 31, 2022, we performed an analysis of our Customer-Entity usage. We found that despite the definition our previous Customer count did not capture all the distinct divisions, departments, business units, or groups that were using our software or services. We also identified that while our previous Customer count included situations where (i) our Customer (or Customer-Entity) had developed software using our C3 AI Application Platform or derivative works of our C3 AI Applications and had sold that software or service to its end customer(s), and (ii) our software or services were sold to a third-party under a reseller arrangement, our previously stated definition did not explicitly include those scenarios.
Based on the revised approach, our Customer count is as follows:

	April 30, 2021	July 31, 2021	October 31, 2021	January 31, 2022	April 30, 2022
Customer count	151	180	203	218	223
Due to the revisions reflected in the above definitions, the Customer count data included above is not comparable to the historical customer count data included in our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Form S-1 Registration Statements.
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
We also generate revenue from professional services, which primarily include implementation services, training and prioritized engineering services. Professional services revenue represented 18%, 14% and 14% for the fiscal years ended April 30, 2022, 2021 and 2020, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
We are growing rapidly, with total revenue of $252.8 million for the fiscal year ended April 30, 2022, representing a 38% increase compared to the prior fiscal year. Our subscription revenue grew to $206.9 million for the fiscal year ended April 30, 2022, representing a 31% increase compared to the prior fiscal year.

Go-to-Market Strategy
Our go-to-market strategy is focused on large organizations recognized as leaders in their respective industries or public sectors, and who are attempting to solve complicated business problems by digitally transforming their operations. These large organizations, or lighthouse customers, include companies and public agencies within the oil and gas, power and utilities, aerospace and defense, industrial products, life sciences, and financial services industries, among others. This has resulted in C3 AI powering some of the largest and most complex Enterprise AI applications worldwide. These lighthouse customers serve as proof points for other potential customers in their particular industries. Today, we have a customer base of a relatively small number of large organizations that generate high average total subscription contract value, but we expect that, over time, as more customers adopt our technology based on the proof points provided by these lighthouse customers, the revenue represented by these customers will decrease as a percentage of total revenue. As our C3 AI Application Platform and much of our other C3 AI Software is industry agnostic, we also expect to expand into other industries as we grow.
Acquiring new customers and expanding our business with our existing customers is the intent of our go-to-market effort and drivers of our growth. Making new and existing customers successful is critical to our long-term success. After we help our customers solve their initial use cases, they typically identify incremental opportunities within their operations and expand their use of our products by either purchasing additional C3 AI Software or by subscribing to the C3 AI Application Platform to develop their own AI applications.
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
•Industry Partners. We have developed an alliance program to partner with recognized leaders in their respective industries, such as Baker Hughes, Fidelity National Information Services, or FIS, and Raytheon, to develop, market, and sell solutions that are natively built on or tightly integrated with the C3 AI Application Platform.
•Hyperscale Cloud and Infrastructure. We have formed global strategic go-to-market alliances with hyperscale cloud providers including Amazon Web Services, Microsoft Azure and Google Cloud. In addition, we have strategic alliances with leading hardware infrastructure providers to deliver our software optimized for their technology. These partners include Hewlett Packard Enterprise and Intel. These partners supply infrastructure solutions, data management and processing services, or hardware and networking devices (e.g., IoT gateways) to support C3.ai product implementations and complement C3 AI’s products.
•Consulting and Services Partners. We partner with a number of systems integrators specializing in Enterprise AI implementations.
•Independent Software Vendors. We partner with Independent Software Vendors who develop, market, and sell application solutions that are natively built on or tightly integrated with the C3 AI Application Platform.
Key Business Metric
We monitor remaining performance obligations, or RPO, as a key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Annual Report on Form 10-K. RPO was $477.4 million and $293.8 million as of April 30, 2022 and 2021, respectively. We may experience variations in our RPO from period to period, but RPO has generally increased over the long term as a result of contracts with new customers and increasing the value of contracts with existing customers. These increases are partially offset by revenue recognized on existing contracts during the period.

RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of April 30, 2022 is comprised of $49.1 million related to deferred revenue and $428.3 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2021 is comprised of $75.2 million related to deferred revenue and $218.6 million of commitments from non-cancellable contracts.
RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $39.4 million and $51.3 million as of April 30, 2022 and April 30, 2021, respectively.
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
We have built a customer-focused culture and have implemented proactive programs and processes designed to drive customer success. These include a robust customer support and success function. For example, as part of our subscription offerings, we provide our customers with the ability to establish a COE, accessing our experienced and specialized resources in key technical areas like application development, data integration, and data science to accelerate and ensure our customers’ success developing applications on our C3 AI Application Platform. We closely monitor the health and status of every customer account through multiple activities, including real-time monitoring, daily and weekly reports to management, as well as quarterly reviews with our customers.
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
Technology Innovation
We intend to continue to invest in our research and development capabilities to extend our C3 AI Software, to expand within existing accounts, and to gain new customers. Our investments in research and development drive core technology innovation and bring new products to market. Our model-driven architecture enables us and our customers to rapidly address new use cases by building new applications and extending and enhancing the features and functionality of current C3 AI Software. By investing to make it easier to develop applications on our C3 AI Application Platform, our customers have become active developers. With our support, our customers have developed and deployed almost two-thirds of the applications currently in production and running on the C3 AI Application Platform. Research and development spending has fueled enhancements to our existing C3 AI Application Platform.

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
Grow Our Go-to-Market and Partnership Ecosystem
In addition to the activities of our field sales organization, our success in attracting new customers will depend on our ability to expand our ecosystem of strategic partners and the number of industry verticals that they serve. Our strategic go-to-market alliances vastly extend our reach globally. Some of our most notable partners include Baker Hughes, FIS, and Microsoft. Each strategic partner is a leader in its industry, with a substantial installed customer base and extensive marketing, sales, and services resources that we can leverage to engage and serve customers anywhere in the world. Using our C3 AI Application Platform as the development suite, we leverage our model-driven architecture to efficiently build new cross-industry and industry-specific applications based on identifying requirements across our customer base of industry leaders and through our industry partners. Our strategy with strategic partners is to establish a significant use case and prove the value of our C3 AI Application Platform with a flagship customer in each industry in which we participate. We have done this with our strategic vertical industry partner in oil and gas, Baker Hughes, as well as with our iconic global customers, some of whom are deploying C3 AI technology to optimize thousands of critical assets globally across their upstream, midstream, and downstream operations. We establish formal sales and marketing plans with each partner, including specific sales goals and dedicated budgets, and we work closely with these partners to identify specific target accounts. We intend to grow the business we do with each partner and to add more partners as we expand the vertical markets we serve. We also offer revenue generating trials of our applications as part of our customer acquisition strategy.
In June 2019, we entered into a three-year arrangement with Baker Hughes as both a leading customer and as a partner in the oil and gas industry. This arrangement included a subscription to our C3 AI Application Platform for their own operations (which we refer to below as direct subscription fees), the exclusive right for Baker Hughes to resell our offerings worldwide in the oil and gas industry, and the non-exclusive right to resell our offerings in other industries. Under the arrangement, Baker Hughes made minimum, non-cancellable, total revenue commitments to us of $50.0 million, $100.0 million, and $170.0 million, for each of the fiscal years ending April 30, 2020, 2021, and 2022, respectively. Baker Hughes revenue commitments were inclusive of their direct subscription fees of $39.5 million per year with the remainder to be generated from the resale of our solutions by the Baker Hughes sales organization. During the fiscal year ended April 30, 2020, we recognized as revenue the full value of the first year of the direct subscription agreement and the value of deals brought in by Baker Hughes through the reseller arrangement. This arrangement was revised in June 2020 to extend the term by an additional two years, for a total of five years, with an expiration date in the fiscal year ending April 30, 2024 and to modify the annual amount of Baker Hughes’ commitments to $53.3 million, $75.0 million, $125.0 million, and $150.0 million, over the fiscal years ending April 30, 2021, 2022, 2023, and 2024, respectively. We are obligated to pay Baker Hughes a sales commission on subscriptions to our products and services offerings it resells in excess of these minimum revenue commitments.

We and Baker Hughes further revised these agreements in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in the fiscal year ending April 30, 2023, $110.0 million in the fiscal year ending April 30, 2024, and $125.0 million in the fiscal year ending April 30, 2025, and to revise the structure of the arrangement to further incentivize Baker Hughes’ sales of our products and services. Beginning in the fiscal year ending April 30, 2023, Baker Hughes’ annual commitments will be reduced by any revenue we generate from certain customers. The revenue recorded for Baker Hughes will be reviewed quarterly and adjusted, as needed, to reflect our current assumptions.
Pursuant to the revised arrangement, we acknowledged that Baker Hughes had met its minimum annual revenue commitment for the fiscal year ended April 30, 2022 and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
Our RPO related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $2.3 million related to deferred revenue and $212.9 million of commitments from non-cancellable contracts as of April 30, 2022 and $8.5 million related to deferred revenue and $95.5 million from non-cancellable contracts as of April 30, 2021.
As of April 30, 2022, the total estimated amount of Baker Hughes’ commitments not yet contracted under the direct subscription fee or reseller arrangement under the entire arrangement was $49.3 million.
As of April 30, 2021, the total remaining amount of Baker Hughes’ minimum revenue commitments not yet contracted under the direct subscription fee or reseller arrangement, and thus subject to the shortfall annual provisions, under the entire arrangement was $219.3 million.
We purchase services from Baker Hughes from time to time to support our end customers in relation to our contracts with those customers. These costs are recorded as cost of subscription revenue in the condensed consolidated statement of operations.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 22%, 35% and 22% of our total revenue for the fiscal years ended April 30, 2022, 2021 and 2020, respectively, from international customers.
Impact of Ongoing COVID-19 Pandemic
The ongoing COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are uncertain. As a result of global business disruption, the COVID-19 pandemic had a significant adverse impact on our conclusion of new and additional business agreements in 2022, 2021 and 2020 and may continue to pose challenges until the effects of the pandemic abate.

As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. We have undertaken effort to return our employees to their offices, subject to local laws and regulations and, as of the date of this report, our employees have returned to the office and such travel restrictions have been relaxed. The operations of our partners and customers have likewise been altered and may continue to be disrupted. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the emergence and spread of current and future variants of the COVID-19 virus, and the effectiveness, acceptance, and availability of vaccines against the COVID-19 virus and its variants, the COVID-19 pandemic has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global IT spending and could adversely affect demand for our C3 AI Software, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition during the fiscal year ended April 30, 2022 and potentially future periods.
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
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of term licenses, stand-ready COE support services, trials of our applications, and software-as-a-service offerings. Sales of our term licenses grant our customers the right to use our software, either on their own cloud instance or their internal hardware infrastructure, over the contractual term. We also offer a premium stand-ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software over the contractual term. Our subscription contracts are generally non-cancellable and non-refundable, and we recognize revenue over the contract term on a ratable basis. In addition, customers pay a usage-based runtime fee for our C3 AI Software for specified levels of capacity. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We currently have a small number of public utility customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
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

We expect our general and administrative expense to increase in absolute dollars as we continue to grow our business. We have incurred, and expect to continue to incur, additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services. We expect that general and administrative expense as a percent of total revenue will decline over the long-term as we benefit from the scale of our business infrastructure.
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

Results of Operations
The following tables set forth our consolidated statements of operations for the periods presented:

	Fiscal Year Ended April 30,
	2022	2021	2020
	(in thousands)
Revenue
Subscription	$206,916	$157,366	$135,394
Professional services	45,843	25,851	21,272
Total revenue	252,759	183,217	156,666
Cost of revenue
Subscription(1)	45,838	31,315	31,479
Professional services(1)	17,875	13,204	7,308
Total cost of revenue	63,713	44,519	38,787
Gross profit	189,046	138,698	117,879
Operating expenses
Sales and marketing(1)	173,584	96,991	94,974
Research and development(1)	150,544	68,856	64,548
General and administrative(1)	61,040	33,109	29,854
Total operating expenses	385,168	198,956	189,376
Loss from operations	(196,122)	(60,258)	(71,497)
Interest income	1,827	1,255	4,251
Other income (expense), net	3,019	4,011	(1,752)
Net loss before provision for income taxes	(191,276)	(54,992)	(68,998)
Provision for income taxes	789	704	380
Net loss	$(192,065)	$(55,696)	$(69,378)
__________________
(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended April 30,
	2022	2021	2020
	(in thousands)
Cost of subscription	$8,638	$828	$370
Cost of professional services	2,710	376	122
Sales and marketing	40,344	9,080	3,074
Research and development	39,200	2,950	1,223
General and administrative	22,549	8,506	3,521
Total stock-based compensation expense	$113,441	$21,740	$8,310

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods presented:

	Fiscal Year Ended April 30,
	2022	2021	2020
Revenue
Subscription	82%	86%	86%
Professional services	18	14	14
Total revenue	100	100	100
Cost of revenue
Subscription	18	17	20
Professional services	7	7	5
Total cost of revenue	25	24	25
Gross profit	75	76	75
Operating expenses
Sales and marketing	69	53	61
Research and development	60	38	41
General and administrative	24	18	19
Total operating expenses	153	109	121
Loss from operations	(78)	(33)	(46)
Interest income	1	1	3
Other income (expense), net	1	2	(1)
Net loss before provision for income taxes	(76)	(30)	(44)
Provision for income taxes	—	—	—
Net loss	(76)%	(30)%	(44)%
Comparison of the Fiscal Years Ended April 30, 2022 and 2021
Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2022	2021
	(in thousands)
Revenue
Subscription	$206,916	$157,366	$49,550	31%
Professional services	45,843	25,851	19,992	77%
Total revenue	$252,759	$183,217	$69,542	38%
Subscription revenue accounted for 82% and 86% of our total revenue for the fiscal years ended April 30, 2022 and 2021, respectively. Subscription revenue increased by $49.6 million, or 31%, for the fiscal year ended April 30, 2022, compared to the prior fiscal year. Approximately 70% of the increase in revenue was attributable to net growth from existing customers inclusive of increase in revenue of $29.9 million related to the Baker Hughes arrangement, and the remaining 30% was attributable to growth from new customers.
Professional services revenue increased by $20.0 million, or 77%, for the fiscal year ended April 30, 2022, compared to the prior fiscal year, predominantly due to the timing and mix of service projects for existing C3 AI Application Platform and C3 AI Applications customers.

Cost of Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2022	2021
	(in thousands)
Cost of revenue
Subscription	$45,838	$31,315	$14,523	46%
Professional services	17,875	13,204	4,671	35%
Total cost of revenue	$63,713	$44,519	$19,194	43%
The increase in cost of subscription revenue for the fiscal year ended April 30, 2022 compared to the prior fiscal year was primarily due to higher personnel related costs of $11.9 million, and higher third-party outsourcing costs of $2.6 million.
The increase in cost of professional services revenue for the fiscal year ended April 30, 2022 compared to the prior fiscal year was primarily due to higher overhead costs of $1.9 million, higher personnel-related costs of $1.8 million, and higher third-party outsourcing costs of $0.9 million.
Gross Profit and Gross Margin

	Fiscal Year Ended April 30,		$ Change	% Change
	2022	2021
	(in thousands)
Gross profit	$189,046	$138,698	$50,348	36%
Gross margin
Subscription	78%	80%
Professional services	61%	49%
Total gross margin	75%	76%
The increase in gross profit in the fiscal year ended April 30, 2022 was primarily driven by revenue growth from new contracts and service project mix for existing customers. The subscription margin for the fiscal year ended April 30, 2022 decreased due to higher personnel-related costs compared to the prior fiscal year. The professional service margin for the fiscal year ended April 30, 2022 increased primarily due to prioritized engineering services with higher margins compared to the prior fiscal year. Overall, total gross margins for the fiscal year ended April 30, 2022 remains consistent with the prior fiscal year.
Operating Expenses

	Fiscal Year Ended April 30,		$ Change	% Change
	2022	2021
	(in thousands)
Operating expenses
Sales and marketing	$173,584	$96,991	$76,593	79%
Research and development	150,544	68,856	81,688	119%
General and administrative	61,040	33,109	27,931	84%
Total operating expenses	$385,168	$198,956	$186,212	94%
Sales and Marketing. The increase in sales and marketing expense for the fiscal year ended April 30, 2022 compared to the prior fiscal year was primarily due to higher personnel-related costs as a result of headcount growth of $45.2 million, higher advertising spend of $16.7 million, higher marketing events costs of $6.0 million and higher commission expense of $3.9 million.
Research and Development. The increase in research and development expense for the fiscal year ended April 30, 2022 compared to the prior fiscal year was primarily due to higher personnel-related costs as a result of headcount growth of $61.1 million, higher C3.ai DTI contributions of $8.7 million, higher overhead costs of $7.1 million, and higher cloud computing costs of $3.8 million.
General and Administrative. The increase in general and administrative expense for the fiscal year ended April 30, 2022 compared to the prior fiscal year was primarily due to higher personnel-related costs as a result of headcount growth of $17.6 million, higher corporate insurance costs of $4.6 million, higher professional services costs of $2.1 million, and higher overhead costs of $1.1 million.
Interest Income

	Fiscal Year Ended April 30,		$ Change	% Change
	2021	2020
	(in thousands)
Interest income	$1,827	$1,255	$572	46%
The increase in interest income for the fiscal year ended April 30, 2022 compared to the prior fiscal year was primarily due to an increase in volume of investments, offset by investments that yielded lower returns such as money market funds and government securities.
Other Income (Expense), Net

	Fiscal Year Ended April 30,		$ Change	% Change
	2022	2021
	(in thousands)
Other income (expense), net	$3,019	$4,011	$(992)	(25)%
The decrease in other income (expense), net for the fiscal year ended April 30, 2022 compared to the prior fiscal year was due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances, partially offset by income from an award of attorney’s fees and costs in connection with a legal proceeding of $9.4 million.
Provision for Income Taxes

	Fiscal Year Ended April 30,		$ Change	% Change
	2022	2021
	(in thousands)
Provision for income taxes	$789	$704	$85	12%
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

	Fiscal Year Ended April 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(86,462)	$(37,553)
Less:
Purchases of property and equipment	(3,791)	(1,628)
Capitalized software development costs	(500)	—
Free cash flow	$(90,753)	$(39,181)
Net cash provided by (used in) investing activities	$317,015	$(767,152)
Net cash provided by financing activities	$5,711	$887,356
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of April 30, 2022 and 2021, we had $339.5 million and $115.4 million of cash and cash equivalents and $652.7 million and $978.0 million of investments, respectively, which were held for working capital purposes. In December 2020, we completed our IPO, which resulted in aggregate net proceeds of $694.6 million, after underwriting discounts and other offering expenses. We also received aggregate proceeds of $150.0 million related to our Concurrent Private Placement (as defined below) and did not pay any underwriting discounts or commissions with respect to the shares that were sold in these private placements. Our short-term investments generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $541.4 million as of April 30, 2022 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
We believe that existing cash and cash equivalents and investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of C3 AI Software enhancements, and the continuing market adoption of our C3 AI Software. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended April 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(86,462)	$(37,553)
Cash provided by (used in) investing activities	$317,015	$(767,152)
Cash provided by financing activities	$5,711	$887,356
Net increase in cash, cash equivalents, and restricted cash	$236,264	$82,651

Operating Activities. Net cash used in operating activities of $86.5 million for the fiscal year ended April 30, 2022 was due to our net loss of $192.1 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $113.4 million, depreciation and amortization of $5.2 million, and non-cash operating lease cost of $4.2 million. The $18.8 million cash outflow related to changes in operating assets and liabilities was primarily attributable to a decrease to deferred revenue of $26.1 million inclusive of an decrease in related party balances of $7.6 million, an increase in prepaid expenses, other current assets and other assets of $14.6 million inclusive of an increase in related party balances of $12.7 million, an increase in accounts receivable of $14.2 million inclusive of an increase in related party balances of $20.7 million, a decrease in other liabilities of $5.6 million inclusive of a decrease in related party balances of $3.4 million and a decrease in lease liabilities of $3.3 million. This was partially offset by cash inflows related to an increase in accounts payable of $34.5 million inclusive of an increase in related party balances of $18.5 million and an increase to accrued compensation and employee benefits of $10.4 million.
Net cash used in operating activities of $37.6 million for the fiscal year ended April 30, 2021 was due to our net loss of $55.7 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $21.7 million, depreciation and amortization of $4.3 million, and non-cash operating lease cost of $3.3 million. The $11.0 million cash outflow related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $34.7 million inclusive of an increase in related party balances of $15.2 million, an increase in prepaid expenses, other current assets and other assets of $14.9 million inclusive of an increase in related party balances of $8.3 million and a decrease in lease liabilities of $3.6 million. This was partially offset by cash inflows related to an increase to deferred revenue of $14.9 million inclusive of an increase in related party balances of $6.2 million, an increase in other liabilities of $11.5 million inclusive of an increase in related party balances of $8.3 million, increase to accrued compensation and employee benefits of $8.1 million and an increase in accounts payable of $7.5 million inclusive of an increase in related party balances of $0.1 million.
Investing Activities. Net cash provided by investing activities of $317.0 million for the fiscal year ended April 30, 2022 was primarily attributable to the maturities and sales of investments of $1,117.8 million, partially offset by purchases of investments of $796.5 million and capital expenditures of $4.3 million.
Net cash used in investing activities of $767.2 million for the fiscal year ended April 30, 2021 was primarily attributable to purchases of investments of $1,152.1 million and capital expenditures of $1.6 million, partially offset by maturities and sales of short-term investments of $385.9 million.
Financing Activities. Net cash provided by financing activities of $5.7 million for the fiscal year ended April 30, 2022 was primarily due to $20.8 million of proceeds from the exercise of stock options for Class A common stock, partially offset by repurchase and retirement of Class A common stock of $15.0 million.
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
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancellable purchase commitments related to third-party cloud hosting services.
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
We generate additional runtime subscription fees for the use of our C3 AI Application Platform, a type of consumption billing based on computing and storage resources required to run our software. We typically recognize the consumption or usage-based revenue upon occurrence and invoice in arrears, although customers may purchase blocks of runtime in advance.
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
Based on the market value of our Class A common stock held by non-affiliates as of the last business day of our fiscal second quarter ended October 31, 2021, we ceased to be an emerging growth company as of April 30, 2022 and will no longer be able to take advantage of the extended transition period.

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
Interest Rate Risk
As of April 30, 2022, we had cash, cash equivalents, and investments of $992.2 million. As of April 30, 2021, we had cash, cash equivalents, and short-term investments of $1,093.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of April 30, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Risk
Our functional currency is the U.S. dollar. For the fiscal years ended April 30, 2022, 2021 and 2020, approximately 13%, 25%, and 20% of our sales were denominated in euros, respectively, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. A hypothetical 10% change in foreign currency exchange rates may not result in a material impact on our consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C3.ai, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C3.ai and subsidiaries (the "Company") as of April 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock, redeemable convertible class A-1 common stock and stockholders' equity (deficit), and cash flows, for each of the three fiscal years in the period ended April 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue — Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The majority of the Company’s revenue is generated from subscriptions to its C3 AI Application Platform license and related maintenance and support services. Licenses represent a contractual right for a customer to take possession of the software and it is feasible for the customer to host the software independently. Maintenance and support services comprise critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term.

Management applies significant judgment in determining whether the Company’s C3 AI Application Platform license and the related maintenance and support services are considered distinct performance obligations that should be accounted for separately or combined as a single performance obligation. Management has concluded that the Company’s C3 AI Application Platform license and the related maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract satisfied over time.
We identified the determination that the Company’s C3 AI Application Platform license and related maintenance and support services should be accounted for as a single performance obligation as a critical audit matter. This required a high degree of auditor judgement and increased the extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating whether the Company’s C3 AI Application Platform license and related maintenance and support services should be accounted for as a single performance obligation included the following, among others:
•We tested the effectiveness of internal controls over the Company’s process related to the identification of performance obligations with respect to the Company’s software licenses and maintenance and support services.
•We evaluated management’s key assumptions and analysis of its performance obligations, including their assessment of the nature, interdependency, and level of integration between the Company’s software licenses and maintenance and support services. This included, among other things, gaining a detailed understanding of the nature of the Company’s software licenses and maintenance and support, how it is marketed to customers, and confirming our understanding with personnel outside of accounting.
Related Party Transactions – Revenue Transactions with Baker Hughes Company — Refer to Note 13 to the financial statements
Critical Audit Matter Description
The Company previously entered into multiple agreements with Baker Hughes in 2019 and 2020. The Company further revised their agreements with Baker Hughes in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025. As a result of the modification, a portion of the transaction price in the Company’s arrangement with Baker Hughes became variable.
We identified the evaluation of the accounting treatment of the modification as a critical audit matter because of the judgment’s required by management in evaluating the impact of the modification on the Company’s revenue recognition policy. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals with expertise in the accounting for revenue from contracts with customers, when performing audit procedures to evaluate the appropriateness of the accounting treatment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s evaluation of the accounting treatment of the modification and its impact on the Company’s revenue recognition policy included the following, among others:
•We tested the effectiveness of internal controls related to the review of the modified agreements and determination of the appropriate accounting treatment.
•We obtained and read contract source documents for the original and modified agreements.
•With the assistance of professionals in our firm having expertise in accounting for revenue from contracts with customers, we evaluated management’s accounting conclusions related to the modified agreements for reasonableness and compliance with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 22, 2022
We have served as the Company's auditor since 2018.

C3.AI, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	As of April 30,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$339,528	$115,355
Short-term investments	620,633	978,020
Accounts receivable, net of allowance of $157 and $812 as of April 30, 2022 and 2021, respectively(1)	80,271	65,460
Prepaid expenses and other current assets(2)	20,004	14,302
Total current assets	1,060,436	1,173,137
Property and equipment, net	14,517	6,133
Goodwill	625	625
Long-term investments	32,086	—
Other assets, non-current(3)	63,218	16,582
Total assets	$1,170,882	$1,196,477
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$54,218	$12,075
Accrued compensation and employee benefits	32,223	21,829
Deferred revenue, current(5)	48,854	72,263
Accrued and other current liabilities(6)	14,874	18,318
Total current liabilities	150,169	124,485
Deferred revenue, non-current	288	2,964
Other long-term liabilities(7)	30,948	7,853
Total liabilities	$181,405	$135,302
Commitments and contingencies (note 7)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of April 30, 2022 and 2021, respectively; 102,725,041 and 98,667,121 shares issued and outstanding as of April 30, 2022 and 2021 respectively	103	99
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of April 30, 2022 and 2021, respectively; 3,499,992 and 3,499,992 shares issued and outstanding as of April 30, 2022 and 2021, respectively	3	3
Additional paid-in capital	1,532,917	1,410,325
Accumulated other comprehensive (loss) income	(2,148)	81
Accumulated deficit	(541,398)	(349,333)
Total stockholders’ equity	989,477	1,061,175
Total liabilities and stockholders’ equity	$1,170,882	$1,196,477

(1) Including amounts from a related party of $35,848 and $15,180 as of April 30, 2022 and 2021, respectively.
(2) Including amounts from a related party of $4,862 and $1,662 as of April 30, 2022 and 2021, respectively.
(3) Including amounts from a related party of $16,141 and $6,602 as of April 30, 2022 and 2021, respectively.
(4) Including amounts from a related party of $18,549 and $56 as of April 30, 2022 and 2021, respectively.
(5) Including amounts from a related party of $132 and $7,697 as of April 30, 2022 and 2021, respectively.
(6) Including amounts from a related party of $2,510 and $3,413 as of April 30, 2022 and 2021, respectively.
(7) Including amounts from a related party of $2,448 and $4,895 as of April 30, 2022 and 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended April 30,
	2022	2021	2020
Revenue
Subscription(1)	$206,916	$157,366	$135,394
Professional services(2)	45,843	25,851	21,272
Total revenue	252,759	183,217	156,666
Cost of revenue
Subscription(3)	45,838	31,315	31,479
Professional services	17,875	13,204	7,308
Total cost of revenue	63,713	44,519	38,787
Gross profit	189,046	138,698	117,879
Operating expenses
Sales and marketing(4)	173,584	96,991	94,974
Research and development	150,544	68,856	64,548
General and administrative	61,040	33,109	29,854
Total operating expenses	385,168	198,956	189,376
Loss from operations	(196,122)	(60,258)	(71,497)
Interest income	1,827	1,255	4,251
Other income (expense), net	3,019	4,011	(1,752)
Net loss before provision for income taxes	(191,276)	(54,992)	(68,998)
Provision for income taxes	789	704	380
Net loss	$(192,065)	$(55,696)	$(69,378)
Net loss per share attributable to Class A common stockholders, basic and diluted	$(1.84)	$(0.90)	$(1.94)
Net loss per share attributable to Class A-1 common stockholders, basic and diluted	$—	$(0.55)	$(1.94)
Net loss per share attributable to Class B common stockholders, basic and diluted	$(1.84)	$(0.35)	$—
Weighted-average shares used in computing net loss per share attributable to Class A common stockholders, basic and diluted	100,904	56,678	29,133
Weighted-average shares used in computing net loss per share attributable to Class A-1 common stockholders, basic and diluted	—	6,667	6,667
Weighted-average shares used in computing net loss per share attributable to Class B common stockholders, basic and diluted	3,500	3,500	—
(1)Including related party revenue of $60,425, $30,557, and $40,425 for the fiscal years ended April 30, 2022, 2021 and 2020, respectively.
(2)Including related party revenue of $16,872, $4,825, and $292 for the fiscal years ended April 30, 2022, 2021 and 2020, respectively.
(3)Including related party cost of revenue of $578, $56 and nil for the fiscal years ended April 30, 2022, 2021 and 2020, respectively.
(4)Including related party sales and marketing expense of $8,229, $44 and nil for the fiscal years ended April 30, 2022, 2021 and 2020, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended April 30,
	2022	2021	2020
Net loss	$(192,065)	$(55,696)	$(69,378)
Other comprehensive (loss) income
Unrealized (loss) gain on investment securities, net of tax	(2,229)	(343)	350
Total comprehensive loss	$(194,294)	$(56,039)	$(69,028)
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
REDEEMABLE CONVERTIBLE CLASS A-1 COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2019	34,192	299,965	6,667	18,800	20,057	20	58,731	74	(224,259)	(165,434)
Issuance of Series G Preferred Stock, net of issuance costs $34	1,283	25,406	—	—	—	—	—	—	—	—
Issuance of Class A common stock	—	—	—	—	9,530	10	44,017	—	—	44,027
Issuance of Series H Preferred Stock, net of issuance costs $164	1,654	49,836	—	—	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	1,787	2	2,319	—	—	2,321
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	655	—	—	655
Tender offer repurchases	—	—	—	—	(164)	(1)	(3,547)	—	—	(3,548)
Stock-based compensation expense	—	—	—	—	—	—	8,310	—	—	8,310
Other comprehensive income	—	—	—	—	—	—	—	350	—	350
Net loss	—	—	—	—	—	—	—	—	(69,378)	(69,378)
Balance as of April 30, 2020	37,129	$375,207	6,667	$18,800	31,210	$31	$110,485	$424	$(293,637)	$(182,697)
Repayment of Shareholder Loan	—	24,546	—	—	—	—	1,457	—	—	1,457
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(37,129)	(399,753)	(6,667)	(18,800)	43,796	44	418,509	—	—	418,553
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	—	—	21,396	21	844,554	—	—	844,575
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	5,765	6	10,711	—	—	10,717
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	2,869	—	—	2,869
Stock-based compensation expense	—	—	—	—	—	—	21,740	—	—	21,740
Other comprehensive loss	—	—	—	—	—	—	—	(343)	—	(343)
Net loss	—	—	—	—	—	—	—	—	(55,696)	(55,696)
Balance as of April 30, 2021	—	$—	—	$—	102,167	$102	$1,410,325	$81	$(349,333)	$1,061,175
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
REDEEMABLE CONVERTIBLE CLASS A-1 COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2021	102,167	$102	$1,410,325	$81	$(349,333)	$1,061,175
Issuance of Class A common stock upon exercise of stock options	4,515	5	21,405	—	—	21,410
Vesting of early exercised Class A common stock options	—	—	2,745	—	—	2,745
Vesting of restricted stock units	264	—	—	—	—	—
Repurchase and retirement of Class A common stock	(721)	(1)	(14,999)		—	(15,000)
Stock-based compensation expense	—	—	113,441	—	—	113,441
Other comprehensive loss	—	—	—	(2,229)	—	(2,229)
Net loss	—	—	—	—	(192,065)	(192,065)
Balance as of April 30, 2022	106,225	$106	$1,532,917	$(2,148)	$(541,398)	$989,477
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended April 30,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(192,065)	$(55,696)	$(69,378)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,190	4,297	1,302
Non-cash operating lease cost	4,185	3,315	3,052
Stock-based compensation expense	113,441	21,740	8,310
Impairment on investment	—	—	1,025
Other	1,601	(180)	(657)
Changes in operating assets and liabilities
Accounts receivable(1)	(14,156)	(34,690)	32,659
Prepaid expenses, other current assets and other assets(2)	(14,578)	(14,855)	(4,265)
Accounts payable(3)	34,481	7,450	(1,219)
Accrued compensation and employee benefits	10,394	8,135	651
Operating lease liabilities	(3,266)	(3,551)	(3,174)
Other liabilities(4)	(5,604)	11,549	1,343
Deferred revenue(5)	(26,085)	14,933	(30,930)
Net cash used in operating activities	(86,462)	(37,553)	(61,281)
Cash flows from investing activities:
Purchases of property and equipment	(3,791)	(1,628)	(2,298)
Capitalized software development costs	(500)	—	(581)
Proceeds from sale of non-marketable equity security	—	725	—
Purchases of investments	(796,487)	(1,152,142)	(219,853)
Maturities and sales of investments	1,117,793	385,893	98,659
Net cash provided by (used in) investing activities	317,015	(767,152)	(124,073)
Cash flows from financing activities:
Proceeds from initial public offering and private placements, net of underwriting discounts	—	851,859	—
Proceeds from repayment of shareholder loan	—	26,003	—
Proceeds from issuance of Series G, net of issuance costs	—	—	25,333
Proceeds from issuance of Series H, net of issuance costs	—	—	49,836
Repurchase of common stock and options in tender offer	—	—	(3,548)
Repurchase and retirement of Class A Common stock	(15,000)	—	—
Payment of deferred offering costs	(105)	(7,179)	—
Proceeds from issuance of common stock	—	—	44,027
Proceeds from exercise of Class A common stock options	20,816	16,673	4,203
Net cash provided by financing activities	5,711	887,356	119,851
Net increase (decrease) in cash, cash equivalents and restricted cash	236,264	82,651	(65,503)
Cash, cash equivalents and restricted cash at beginning of period	116,255	33,604	99,107
Cash, cash equivalents and restricted cash at end of period	$352,519	$116,255	$33,604
Cash and cash equivalents	339,528	115,355	33,104
Restricted cash included in other assets, non-current	12,566	900	500
Restricted cash included in prepaid expenses and other current assets	425	—	—
Total cash, cash equivalents and restricted cash	$352,519	$116,255	$33,604

	Fiscal Year Ended April 30,
	2022	2021	2020
Supplemental disclosure of cash flow information—cash paid for income taxes	$939	$550	$660
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$9,261	$212	$417
Right-of-use assets obtained in exchange for lease obligations	$26,529	$—	$—
Right-of-use assets obtained in exchange for lease obligations arising from lease modifications	$1,572	$—	$—
Unpaid liabilities related to intangible purchases	$2,500	$—	$—
Receivable from exercise of stock options included in prepaid expenses, other current assets and other assets	$29	$—	$—
Deferred offering costs included in accounts payable and accrued liabilities	$—	$105	$—
Vesting of early exercised stock options	$2,746	$2,869	$655
(1)Including changes in related party balances of $20,668, $(14,930), and $19,750 for the fiscal years ended April 30, 2022, 2021 and 2020, respectively.
(2)Including changes in related party balances of $12,739, $8,264 and nil for the fiscal years ended April 30, 2022, 2021 and 2020, respectively.
(3)Including changes in related party balances of $18,493, $56 and nil for the fiscal years ended April 30, 2022, 2021 and 2020, respectively.
(4)Including changes in related party balances of $(3,350), $8,308 and nil for the fiscal years ended April 30, 2022, 2021 and 2020, respectively.
(5)Including changes in related party balances of $(7,565), $6,198, and $(18,445) for the fiscal years ended April 30, 2022, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. (including its subsidiaries, “C3 AI” or “the Company”) is an enterprise artificial intelligence (“AI”) software provider. The Company’s C3 AI Application Platform supports accelerating digital transformation in various industries with prebuilt and configurable C3 AI Applications for business use cases including predictive maintenance, fraud detection, sensor network health, supply network optimization, energy management, anti-money laundering, and customer engagement. The Company supports customers in the United States, Europe, and the rest of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
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
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2022, 2021 and 2020 relate to the fiscal years ended April 30, 2022, 2021 and 2020, respectively.
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and accounts receivable. The majority of the Company’s cash and cash equivalents are held by one financial institution. The Company is exposed to that financial institution to the extent that its cash balance with that financial institution is in excess of Federal Deposit Insurance Company (“FDIC”) insurance limits. The Company’s investment policy is to invest in securities with a minimum rating of P-2 by Moody’s, A-2 by Standard & Poor’s, F2 by Fitch’s or higher for short-term investments, and minimum rating of BBB by Moody’s, Standard & Poor’s, Fitch’s or higher for long-term investments.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents consisted of investments in money market funds as of April 30, 2022 and 2021.
Restricted Cash
The Company had restricted cash pledged as security deposits at April 30, 2022 and 2021 of $12.6 million and $0.9 million, respectively, primarily representing a security deposit required by certain leases. The balance of restricted cash as of April 30, 2022 and 2021 was recorded as long-term other assets on the consolidated balance sheets.

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
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. An allowance for doubtful accounts balance of $0.2 million and $0.8 million was recorded as of April 30, 2022 and 2021, respectively. Accounts receivable included unbilled receivables of as of April 30, 2022 and April 30, 2021 of $19.9 million and $3.8 million respectively.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised primarily of prepaid cloud subscriptions, other receivables, costs to obtain and fulfill a contract, loans to non-executive employees, prepaid software subscriptions, prepaid rent, and prepaid health insurance premiums.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Assets are depreciated using the straight-line method over useful lives of three to five years. Leasehold improvements and certain furniture and fixtures are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended April 30, 2022 and 2021.
Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its annual impairment test of goodwill as of February 1, and whenever events or circumstances indicate that the asset might be impaired. The tests did not result in an impairment to goodwill during the fiscal years ended April 30, 2022 and 2021.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subscription Revenue
Subscription revenue is primarily comprised of term licenses, stand-ready COE support services, trials of our applications, and software-as-a-service (“SaaS”) offerings. Licenses represent a contractual right for a customer to take possession of the software and it is feasible for the customer to host the software independently. SaaS represents a right for a customer to access the software through the Company’s cloud environment and the customer does not have the right to take possession of the software. Subscriptions also include our maintenance and support services that comprised of critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract satisfied over time.
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
The Company’s subscriptions are generally offered under renewable, multi-year, fixed fee contracts where payments are typically due annually in advance. A time-elapsed output method is used to measure progress because the nature of the promise is a stand-ready service. The Company also offers premium stand-ready C3 AI Center of Excellence (“COE”) support services, hosting services and trial services, which are distinct performance obligations. A description of the Company’s offerings are as follows:
•C3 AI Application Platform is a comprehensive suite that allows for the design, deployment, and operation of AI, predictive analytics, and applications at enterprise scale. The C3 AI Application Platform provides data scientists and application developers robust advantages for rapid application and analytics development and deployment. Customers primarily pay for the C3 AI Application Platform via fixed annual fees based on the number of development users allowed to access the C3 AI Application Platform. The C3 AI Application Platform offering is primarily a term subscription but at times has been sold as a perpetual license and generates additional runtime subscription fees, a type of consumption or usage-based revenue based on compute and storage resources required to run the C3 AI Application Platform.
•C3 AI Applications are production applications that address a wide range of predictive analytics use cases. C3 AI Applications are industry-tested and proven enterprise-grade applications built on a cohesive suite architecture that is designed to integrate and process highly dynamic data sets from sensor networks and enterprise and extraprise information systems, and enable advanced machine learning capabilities. C3 AI Applications sold without the C3 AI Application Platform can be in the form of term or perpetual licenses or subscriptions and earn revenue through a fixed fee and/or usage-based royalties.
•C3 Maintenance and Support Services are provided for the C3 AI Application Platform and the C3 AI Applications that are selected by the customer. This support includes standard monitoring, performance monitoring, database maintenance, security monitoring, upgrading, backup and restore, patching, etc. provided by the Company. The Company continuously provides updates that are critical to the continued utility of the software.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•COE Support Services. COE Support Services provide premium development services and support by an available pool of resources. The purpose of the COE is to allow the customer to utilize, extend or modify C3 applications and to develop its own applications on the C3 AI Application Platform. To facilitate customer’s efforts, C3 provides the following COE Support Services on the C3 AI Application Platform and C3 applications to customer personnel during the subscription term of COE: (1) support and guidance on C3 AI overall software application architecture; (2) data integration, data science, and application development support on the C3 AI Application Platform; (3) training on the C3 AI Application Platform and C3 AI Applications to the customer project team members; and (4) support to help address any developmental issues faced by the customer. COE Support Services are generally offered under renewable, multi-year, fixed fee contracts whereby payments are primarily due annually in advance and in most cases are co-terminous with the C3 AI Application Platform subscription term. COE Support Services represent a stand-ready performance obligation comprised of a series of distinct days of service that is satisfied and recognized in revenue ratably over the term of the COE agreement. Revenue for COE Support Services is included within subscription revenue in the consolidated statements of operations.
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
•Hosting Services. For certain customers, the Company provides access to the C3 AI Application Platform and/or C3 AI Applications in the Company’s cloud environment. The customer consumes and receives benefit throughout the hosting period from the entity’s performance of hosting and providing access to the hosted software, which the customer would otherwise have to undertake itself or obtain another party to do. The Company recognizes hosting services over time based on the consumption patterns of the customers. Customers who choose to install the C3 AI Application Platform and/or C3 AI Applications in their own cloud environments do not subscribe to the Company’s hosting services. Hosting services are generally offered as part of the subscription for C3 AI Application Platform and/or C3 Application arrangements and the amount of revenue recognized on a monthly basis varies based on actual consumption by the customer.
•Ex Machina is a no-code solution that provides secure, easy access to analysis-ready data, and enables business analysts without data science training to rapidly perform data science tasks such as building, configuring, training, and visualizing AI models. It offers a graphical interface that allows users to connect rapidly to enterprise data stores, and export results to other enterprise applications. C3 AI Ex Machina is offered via a monthly subscription or longer-term subscriptions and can be hosted by the Company or hosted by a customer. Revenue from C3 AI Ex Machina is generated through fixed fee and/or usage-based royalties.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract balances
The Company typically invoices customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal, payable within 30 to 60 days, and providing customers access to the C3 AI Application Platform and/or C3 AI Applications. Monthly usage-based runtime and hosting charges are billed as they are delivered. Certain government contracts are cancellable during the subscription term depending on the future fiscal funding available to the contract. The Company has not experienced any cancellation due to the funding constraint related to such contracts.
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
Sales commissions are deferred and then amortized taking into consideration the pattern of transfer to which assets relate. If the commissions paid on the initial and renewal contracts are not commensurate, the Company amortizes the commissions paid on the initial contract over an expected period of benefit, including expected renewals, which is determined to be approximately five years. In arriving at the average period of benefit the Company considered the duration of the Company’s relationships with customers and the Company’s technology. Sales commissions for renewal contracts are generally deferred and amortized over the contract period. Sales commissions are expensed as incurred when the expected amortization period is one year or less.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company expenses the cost of purchased software that is to be sold, leased, or otherwise marketed as part of a product until the technological feasibility of the product has been established or where the software has an alternative future use. Once the technological feasibility of the product, to be externally marketed, has been established or where the software has an alternative future use, the Company capitalizes the cost of purchased software until the associated product is available for general release to customers, at which point the capitalized cost is amortized on a product-by-product basis the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or over the remaining estimated economic life of the product.
The Company capitalized $3.0 million of software costs during the fiscal year ended April 30, 2022 and included in other assets, non-current in the consolidated balance sheets. The Company amortized $0.7 million of capitalized software costs during the fiscal year ended April 30, 2022 and included in cost of subscription revenue in the consolidated statements of operations. The Company did not capitalize any software costs during the fiscal years ended April 30, 2021 and 2020, respectively.
Advertising Expenses
Advertising expenses of $51.9 million, $35.3 million and $29.2 million incurred during the fiscal years ended April 30, 2022, 2021 and 2020, respectively, were expensed as incurred as a component of sales and marketing expenses on the consolidated statements of operations.
401(k) Plan
The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Company and are discretionary. During the fiscal years ended April 30, 2022, 2021 and 2020, the Company did not match any employee contributions.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Comprehensive (Loss) Income
Other comprehensive (loss) income during the fiscal years ended April 30, 2022, 2021 and 2020, related to unrealized gains or losses from available-for-sale marketable securities.
Segment Information
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. See Note 2. Revenue for revenue by geographic region. The Company’s property and equipment, net, are primarily located in the United States. No single other country accounted for more than 10% of total property and equipment, net as of April 30, 2022 and 2021.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contribution Accounting
The Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract the world’s leading scientists to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company issued cash grants to C3.ai DTI which are conditional in nature and subject to execution of the program in line with specific requirements on a quarterly basis. The cash grants do not represent an exchange transaction since there is not a commensurate transfer of resources at fair value, resulting in the application of the contribution accounting model. Contributions are allocated between sales and marketing and research and development based on the estimated benefits received by the Company. The Company’s initial contribution to C3.ai DTI provided equal benefits across sales and marketing and research and development. From fiscal year 2021, the Company expected contributions to C3.ai DTI to primarily benefit its research and development efforts. The Company recognized nil, nil and $5.7 million of expense related to the contribution in sales and marketing for the years ended April 30, 2022, 2021 and 2020, respectively. Additionally, the Company recognized $11.5 million, $2.7 million and $5.7 million of expense related to the contribution in research and development for the years ended April 30, 2022, 2021 and 2020, respectively.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. The guidance is effective for the fiscal year beginning May 1, 2021. Early adoption is permitted. The Company adopted this guidance effective May 1, 2021 on a prospective basis, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The amendments in this update simplify various aspects of the accounting for income tax by eliminating certain exceptions to the general approach under existing accounting guidance provided by ASC 740, Income Taxes, and clarifies certain aspects of the existing guidance to promote more consistent application. The amendments in this new standard include, the elimination of exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but could elect to do so. The guidance is effective for the Company beginning May 1, 2022. Early adoption is permitted. The Company adopted this guidance effective May 1, 2021, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Fiscal Year Ended April 30,
	2022	2021	2020
North America(1)	$197,485	$119,795	$121,485
Europe, the Middle East and Africa(1)	46,251	56,030	33,086
Asia Pacific(1)	9,023	5,992	2,095
Rest of World(1)	—	1,400	—
Total revenue	$252,759	$183,217	$156,666
__________________
(1)The United States comprised 78%, 65% and 78% of the Company’s revenue in the fiscal years ended April 30, 2022, 2021 and 2020, respectively. No country comprised 10% of greater of the Company’s revenue for the fiscal year ended April 30, 2022. France comprised 12% and 10.5% of the Company’s revenue in the fiscal years ended April 30, 2021 and 2020, respectively. The Netherlands comprised 12% of the Company’s revenue in the fiscal year ended April 30, 2021. No other country comprised 10% or greater of the Company’s revenue for each of the fiscal years ended April 30, 2022, 2021 and 2020.
Deferred Revenue
The following table reflects the deferred revenue balance (in thousands):

	As of April, 30
	2022	2021
Deferred revenue, current	$48,854	$72,263
Deferred revenue, non-current	288	2,964
Total deferred revenue	$49,142	$75,227
Significant changes in the deferred revenue balances during the fiscal years ended April 30, 2022 and 2021 were as follows (in thousands):

Deferred Revenue
April 30, 2020	$60,295
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(57,542)
Increases due to invoicing prior to satisfaction of performance obligations	72,474
April 30, 2021	75,227
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(71,566)
Increases due to invoicing prior to satisfaction of performance obligations	45,481
April 30, 2022	$49,142
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue expected to be recognized from remaining performance obligations was approximately $477.4 million as of April 30, 2022 of which $169.7 million is expected to be recognized over the next 12 months and the remainder thereafter.
Costs to Obtain or Fulfill a Contract
As of April 30, 2022 and 2021, the amount of costs to obtain and fulfill a contract included in prepaid expenses and other current assets was $5.7 million and $3.2 million, respectively. The amount of costs to obtain and fulfill a contract included in other assets, non-current as of April 30, 2022 and 2021 was $18.2 million and $9.1 million, respectively. Expenses recognized for costs to obtain and fulfill a contract for the years ended April 30, 2022, 2021 and 2020 was $5.1 million, $1.2 million and $1.0 million, respectively, and is included in sales and marketing expenses on the consolidated statements of operations. The Company recognized an immaterial impairment cost related to costs to obtain or fulfill a contract for the fiscal year ended April 30, 2022. There were no impairments related to costs to obtain or fulfill a contract for the fiscal years ended April 30, 2021 and 2020, respectively.
Customer Concentration
All of the Company’s Customer-Entities (as defined under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K) consist of corporate and governmental entities. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from accounts receivable balance. One separate Customer-Entity accounted for 31% of revenue for the year ended April 30, 2022. Two separate Customer-Entities accounted for 19% and 12%, respectively, of revenue for the year ended April 30, 2021. Two separate Customer-Entities accounted for 26% and 10%, respectively, of revenue for the year ended April 30, 2020. Three separate Customer-Entities accounted for 32%, 13% and 12% of accounts receivable at April 30, 2022. Four separate Customer-Entities accounted for 18%, 14%, 14%, and 11% of accounts receivable at April 30, 2021.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of April 30, 2022				As of April 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$107,726	$—	$—	$107,726	$43,401	$—	$—	$43,401
Commercial paper	—	142,511	—	142,511	—	—	—	—
Corporate debt securities	—	8,884	—	8,884	—	—	—	—
Certificates of deposit	—	3,000	—	3,000	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	12,763	—	12,763	—	57,998	—	57,998
Certificates of deposit	—	97,205	—	97,205	—	422,978	—	422,978
U.S. government agencies securities	—	13,890	—	13,890	—	—	—	—
Commercial paper	—	241,132	—	241,132	—	494,676	—	494,676
Corporate debt securities	—	287,729	—	287,729	—	2,368	—	2,368
Total cash equivalents and available-for-sale marketable securities	$107,726	$807,114	$—	$914,840	$43,401	$978,020	$—	$1,021,421
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

	As of April 30, 2022				As of April 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$107,726	$—	$—	$107,726	$43,401	$—	$—	$43,401
Commercial paper	142,511	—	—	142,511	—	—	—	—
Corporate debt securities	8,889	—	(5)	8,884	—	—	—	—
Certificates of deposit	3,000	—	—	3,000	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	12,764	—	(1)	12,763	57,993	5	—	57,998
Certificates of deposit	97,205	—	—	97,205	422,952	32	(6)	422,978
U.S. government agencies securities	14,113	—	(223)	13,890	—	—	—	—
Commercial paper	241,134	—	(2)	241,132	494,625	64	(13)	494,676
Corporate debt securities	289,646	20	(1,937)	287,729	2,369	—	(1)	2,368
Total cash equivalents and available-for-sale marketable securities	$916,988	$20	$(2,168)	$914,840	$1,021,340	$101	$(20)	$1,021,421
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of April 30, 2022		As of April 30, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$622,517	$620,633	$977,939	$978,020
After one year through five years	32,345	32,086	—	—
Total	$654,862	$652,719	$977,939	$978,020
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of April 30, 2022 (in thousands):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of April 30, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$(1)	$12,763	$—	$—	$(1)	$12,763
Certificates of deposit	—	—	—	—	—	—
U.S. government agencies securities	(223)	13,897	—	—	(223)	13,897
Commercial paper	(2)	2,996	—	—	(2)	2,996
Corporate debt securities	(1,678)	248,176	(259)	31,194	(1,937)	279,370
Total	$(1,904)	$277,832	$(259)	$31,194	$(2,163)	$309,026
As of April 30, 2022, the Company had 284 investment positions that were in an unrealized loss position. As of April 30, 2021, the Company had 8 investment positions in an unrealized loss position. No investments were other-than-temporary impaired as of April 30, 2022, 2021 or 2020. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities at April 30, 2022.
Non-Marketable Equity Securities
As of April 30, 2022 and 2021, the Company had no non-marketable equity securities. As of April 30, 2020, non-marketable equity securities carried at cost of $0.7 million were recorded in long-term investments. The Company recognized an impairment on the non-marketable equity securities of $1.0 million, included in other income (expense), net, on the consolidated statements of operations, during the fiscal year ended April 30, 2020. In November 2020, the Company sold its non-marketable equity security for $0.7 million.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at April 30, 2022 and 2021 (in thousands):

	Useful Life	As of April 30,
	(in months)	2022	2021
Leasehold improvements	*	$8,878	$8,658
Computer equipment	36	3,321	2,539
Office furniture and equipment	60	348	339
Capital in progress	NA	11,261	—
Total property and equipment		23,808	11,536
Less accumulated depreciation		(9,291)	(5,403)
Property and equipment, net		$14,517	$6,133
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Depreciation and amortization expense related to property and equipment was $4.4 million, $4.0 million, and $1.2 million for the fiscal years ended April 30, 2022, 2021 and 2020.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at April 30, 2022 and 2021 (in thousands):

	As of April 30,
	2022	2021
Accrued bonus	$16,078	$12,216
Accrued vacation	3,814	3,935
Accrued payroll taxes and benefits	3,593	3,405
Accrued commission	1,440	1,863
Accrued salaries	7,298	410
Accrued compensation and employee benefits	$32,223	$21,829
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at April 30, 2022 and 2021 (in thousands):

	As of April 30,
	2022	2021
Liability for common stock exercised prior to vesting	$1,970	$5,331
Commissions payable to a related party	2,510	3,413
Accrued general expenses	4,972	3,588
Operating lease liabilities, current	3,613	3,894
Other	1,809	2,092
Accrued and other current liabilities	$14,874	$18,318
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
6.Leases
The Company leases its facilities for office space under non-cancellable operating leases with various expiration dates through the fiscal year ending April 30, 2033. Certain lease agreements include options to renew or terminate the applicable lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. Total undiscounted base rent payments over the term of this lease are approximately $103.1 million. In addition to base rent, the Company will be responsible for the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the leased space. Under the terms of the lease agreement, the Company has a rent abatement with respect to each phase for the initial six months following the rent commencement date for such phase, with initial monthly base rent payments expected to commence April 1, 2023, which will be approximately $0.5 million at commencement and will increase up to a maximum monthly base rent of approximately $1.0 million. The lease agreement also includes an aggregate tenant improvement allowance of $44.2 million for certain costs. The term of the lease is 126 months from the date that rent commences with respect to phase one of the leased space, which will be nine months after the date when phase one of the leased space is delivered to the Company. Pursuant to the lease agreement, the Company provided the landlord an unconditional and irrevocable letter of credit of $12.6 million, which is subject to reduction pursuant to the terms of the lease agreement. The lease commencement date of the first two phases was determined to have occurred in the quarter ended January 31, 2022, when the landlord delivered the applicable leased space to the Company. The lease commencement date of other phases will be determined when the landlord delivers the applicable leased space to the Company.
The components of total lease costs, including variable lease costs, for the fiscal years ended April 30, 2022 and 2021 were as follows (in thousands):

	Fiscal Year Ended April 30,
Lease Costs	2022	2021
Operating lease costs	$5,587	$3,793
Short term lease costs	1,538	1,568
Variable lease costs	1,892	1,589
Total lease costs	$9,017	$6,950
Variable lease costs are primarily related to payments made to the Company’s landlords for common area maintenance, property taxes, insurance, and other operating expenses. Short-term lease costs primarily represents payments related to marketing arrangements that contain embedded short-term leases of billboards. Supplemental cash flow information and non-cash activity related to leases was as follows (in thousands):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 30,
	2022	2021
Cash payments included in the measurement of operating lease liabilities – operating cash flows	$4,667	$4,031
Right-of-use assets obtained in exchange for lease obligations	$26,529	$—
Right-of-use assets obtained in exchange for lease obligations arising from lease modifications	$1,572	$—
The following table presents the lease balances within the consolidated balance sheet, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases (in thousands):

		As of April 30,
Operating leases		2022	2021
Right-of-use assets	Other assets, non-current	$29,010	$5,094
Lease liabilities, current	Other current liabilities	3,613	3,894
Lease liabilities, non-current	Other long-term liabilities	26,851	1,735
Total operating lease liabilities		$30,464	$5,629

	As of April 30,
Operating leases	2022	2021
Weighted average remaining lease term (in years)	9.7	1.4
Weighted average discount rate	3.5%	7.3%
Future minimum payments under lease obligations at April 30, 2022 were as follows (in thousands):

As of April 30, 2022
Fiscal 2022	$4,097
Fiscal 2023	5,752
Fiscal 2024	5,928
Fiscal 2025	6,101
Fiscal 2026 and thereafter	47,548
Total future minimum lease payments	69,426
Less: Tenant improvement allowance	(26,782)
Less: Imputed interest	(12,180)
Total operating lease liabilities	$30,464
7. Commitments and Contingencies
Non-cancellable Commitments
The Company entered into a non-cancellable arrangement with a web-hosting services provider in November 2019. Under the arrangement, the Company committed to spend an aggregate of at least $30.0 million between November 2019 and November 2022, with a minimum amount of $10.0 million in each of the three years, on services with this vendor. The Company has incurred costs totaling $13.9 million, $14.3 million and $4.4 million under the arrangement during the fiscal years ended April 30, 2022, 2021 and 2020, respectively.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
C3.ai DTI Grants
In February 2020, the Company entered into an agreement establishing the C3.ai DTI, a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of April 30, 2022 and 2021, the total potential remaining contributions are $31.6 million and $43.1 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
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
In February 2020, Plaintiffs appealed only the portion of the district court’s ruling related to the alleged breach of contract indemnification claim to the Third Circuit Court of Appeals. On February 17, 2021, the Third Circuit affirmed the judgment and orders of the district court in the Company’s and defendants’ favor. On August 10, 2021, the special master appointed by the district court to consider an order on recovery of fees and costs issued a recommendation that the Company be awarded $9.7 million in fees and expenses. Plaintiffs objected to the special master’s recommendation and requested an award of $8.3 million, which the Company opposed. On December 6, 2021, the district court issued an order awarding $9.4 million in attorney’s fees and costs to the Company. The Company received the award in January 2022 and recorded $9.4 million in other income (expenses), in the consolidated statement of operations for the fiscal year ended April 30, 2022.
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against us, and certain current and former officers and directors. The complaint generally alleges that the defendants made material misstatements or omissions about our partnership with Baker Hughes and other strategic alliances, our market potential, and the uptake of our products. The complaint alleges that defendants made these misstatements or omissions in connection with our IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and February 15, 2022, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified damages, interest, fees and costs. Additionally, on May 23, 2022, a putative shareholder derivative action (captioned Suri v. Siebel et al., 22-cv-03031) was filed in the U.S. District Court for the Northern District of California. The plaintiff asserts claims on the Company’s behalf against certain of the Company’s officers and directors for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, and contribution under the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. The Company is named as a nominal defendant. The derivative complaint seeks unspecified damages, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. The Company does not believe the claims have merit. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, from time to time, the Company is involved in various other legal proceedings arising in the ordinary course of business. Apart from the foregoing, the Company is not presently a party to any other such litigation the outcome of which, the Company believes, if determined adversely to the Company, would individually, or taken together, have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition.
8. Redeemable Convertible Preferred Stock and Redeemable Convertible A-1 Common Stock
Upon completion of the IPO, all 33,628,776 shares of the Company’s outstanding redeemable convertible preferred stock, except the Series A* preferred stock, automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and all 3,499,992 shares of the Company’s outstanding redeemable convertible Series A* preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. The carrying value of $399.8 million of all classes of the Company’s outstanding redeemable convertible preferred stock was reclassified into stockholders’ equity. Additionally, all 6,666,665 shares of the Company’s outstanding redeemable convertible Class A-1 common stock automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and their carrying value of $18.8 million was reclassified into stockholders’ equity. As of April 30, 2022 and 2021, there were no shares of redeemable convertible preferred stock issued and outstanding. See Note 1. Summary of Business and Significant Accounting Policies for more information.
9. Stockholders’ Equity
Preferred Stock
The Company has authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of April 30, 2022 there were no shares of preferred stock issued or outstanding.
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
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”), optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding common shares upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The net proceeds during the fiscal years ended April 30, 2022, 2021 and 2020 were nil, $6.0 million and $1.9 million, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. The Company has recorded a current liability of $2.0 million and $5.3 million as of April 30, 2022 and 2021, respectively. Unvested Class A common stock of 373,790 and 1,091,306 shares as of April 30, 2022 and 2021, respectively were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 10. Stock-Based Compensation for more information.

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
In March 2022, the Company repurchased and immediately retired 0.7 million shares of its Class A common stock for an aggregate amount of $15.0 million.
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
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other equity awards. As of April 30, 2022, the number of shares of Class A common stock available for issuance was 16,232,017. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan.
On November 27, 2020, the Company’s board of directors also adopted, and its stockholders also approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective immediately prior to the IPO. The 2020 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 3,000,000 shares of Class A common stock were initially reserved for future issuance under the 2020 ESPP. The number of shares of Class A common stock reserved for issuance under the 2020 ESPP is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 ESPP. The 2020 ESPP permits participants to purchase shares of Class A common stock in an amount not exceeding 15% of their earnings during the relevant offering period. The offering dates and purchase dates for the 2020 ESPP are determined at the discretion of the Company’s board of directors. As of April 30, 2022, the Company had not yet launched its 2020 ESPP.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s option activity during the periods indicated was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2020	32,877	$3.48	8.03	$116,962
Options granted	14,504	11.50
Options exercised	(5,799)	2.90
Options cancelled	(3,095)	5.89
Balance as of April 30, 2021	38,487	6.39	7.98	$2,304,714
Options granted	6,327	45.41
Options exercised	(4,651)	4.61
Options cancelled	(3,825)	15.29
Balance as of April 30, 2022	36,338	$12.44	7.34	$165,436
Vested and exercisable as of April 30, 2022	16,300	$5.63	6.39	$185,103
Vested and expected to vest as of April 30, 2022(1)	36,712	$12.44	7.34	$167,138
(1) The number of options vested and expected to vest as of April 30, 2022 includes early exercised, unvested Class A common stock. Refer to Note 9. Stockholders’ Equity for more information.
The weighted average grant date fair value of options granted during the fiscal years ended April 30, 2022, 2021 and 2020 was $19.15, $6.17 and $2.22, respectively. Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised during the fiscal years ended April 30, 2022, 2021 and 2020 was $187.3 million, $137.3 million and $4.2 million, respectively. The total grant date fair value of options vested during the fiscal years ended April 30, 2022, 2021 and 2020 was $35.3 million, $15.0 million and $6.8 million, respectively.
As of April 30, 2022 and 2021, there was $151.0 million and $97.8 million, respectively, of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 3.3 years and 3.8 years, respectively.
The grant-date fair value of the options issued for the fiscal years ended April 30, 2022 and 2021 are estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Fiscal Year Ended April 30,
	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	44.1%	43.8%
Expected term (years)	6.4	6.3
Risk-free interest rate	1.1%	0.4%

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
During the fiscal year ended April 30, 2021, the Company began granting RSUs to its employees and some service providers. No RSUs were granted prior to the IPO. The RSUs are typically subject to service-based vesting conditions satisfied over five years with one-fifth of the award vesting after the first-year anniversary and one-twenty-fifth of the award vesting quarterly thereafter. The related stock-based compensation is recognized on a straight-line basis over the requisite service period. For the fiscal year ended April 30, 2022, the Company recognized stock-based compensation expense of $72.9 million associated with such RSUs.
A summary of the Company’s RSU activities and related information is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2020	—	$—
RSUs granted	447	74.52
Unvested Balance as of April 30, 2021	447	74.52
RSUs granted	13,750	37.49
RSUs vested	(264)	52.53
RSUs forfeited	(1,824)	54.06
Unvested Balance as of April 30, 2022	12,109	$36.04
As of April 30, 2022 and 2021, there was $375.6 million and $32.2 million respectively, of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.5 years and 4.8 years, respectively.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s consolidated statements of operations (in thousands):

	Fiscal Year Ended April 30,
	2022	2021	2020
Cost of subscription	$8,638	$828	$370
Cost of professional services	2,710	376	122
Sales and marketing	40,344	9,080	3,074
Research and development	39,200	2,950	1,223
General and administrative	22,549	8,506	3,521
Total stock-based compensation expense	$113,441	$21,740	$8,310
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
11. Income Taxes
The components of the Company’s net loss before provision for income taxes for the fiscal years ended April 30, 2022, 2021 and 2020 was as follows (in thousands):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 30,
	2022	2021	2020
Domestic	$(189,891)	$(58,407)	$(69,887)
Foreign	(1,385)	3,415	889
Net loss before provision for income taxes	$(191,276)	$(54,992)	$(68,998)
The components of the Company’s provision for income taxes for the fiscal years ended April 30, 2022, 2021 and 2020 was as follows (in thousands):

	Fiscal Year Ended April 30,
	2022	2021	2020
Current expense
Federal	$—	$—	$—
State	310	286	113
Foreign	479	418	267
Total	789	704	380
Deferred expense
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total	—	—	—
Total provision for income taxes	$789	$704	$380
The reconciliation of U.S. federal statutory rate to the Company’s effective tax rate was follows (in thousands):

	Fiscal Year Ended April 30,
	2022	2021	2020
Expected benefit at federal statutory rate	$(40,119)	$(11,628)	$(14,489)
State tax expense—net of federal benefit	310	286	113
Impact of foreign operations	770	(299)	85
Federal research and development credit	(1,109)	(694)	(530)
Change in valuation allowance	59,450	30,587	14,837
Stock-based compensation	(19,152)	(17,667)	(23)
Meals and entertainment	50	35	242
Other permanent items	589	84	145
Total provision for income taxes	$789	$704	$380
The difference in the Company’s effective tax rate and the U.S. federal statutory tax rate is primarily due to recording a full valuation allowance on the Company’s U.S. deferred tax assets.
The components of deferred tax assets and liabilities as of April 30, 2022 and 2021 was as follows (in thousands):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of April 30,
	2022	2021
Deferred tax assets
Accrued payroll	$521	$889
Other accruals & reserves	6,185	4,053
Operating lease liability	6,957	1,323
Deferred revenue	442	1,258
Depreciation	2,099	1,588
Net operating losses	114,291	73,189
R&D tax credit	6,618	4,778
Stock based compensation	15,669	3,690
Other	905	327
Gross deferred tax assets	153,687	91,095
Valuation allowance	(144,678)	(88,015)
Total deferred tax assets	9,009	3,080
Deferred tax liabilities
Prepaid expenses	(2,384)	(1,883)
Operating lease right-of-use assets	(6,625)	(1,197)
Total deferred tax liabilities	(9,009)	(3,080)
Net deferred tax assets (liabilities)	$—	$—
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its net deferred tax assets, the Company considers all available evidence, including cumulative losses since inception and expected future losses and as such, management does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the U.S. and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements. The valuation allowance as of April 30, 2022 and 2021 was $144.7 million and $88.0 million, respectively. The increase of $56.7 million in the Company’s valuation allowance compared to the prior fiscal year was primarily due to an increase in deferred tax assets arising from net operating loss.
As of April 30, 2022 and 2021, the Company had net operating loss carryforwards for federal income tax purposes of approximately $486.2 million and $308.3 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning in year 2029. Federal research and development tax credit carryforwards of approximately $7.6 million, will expire beginning in 2032 if not utilized. Federal charitable contribution carryforwards of approximately $25.7 million will expire beginning in 2022 if not utilized. Federal capital loss carryforwards of approximately $1.0 million will begin to expire in 2026 if not utilized.
In addition, as of April 30, 2022 and 2021, the Company had net operating loss carryforwards for state income tax purposes of approximately $180.4 million and $139.7 million, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in the year 2032. The Company had state research and development tax credit carryforwards of approximately $7.1 million. The state research and development tax credits do not expire. State capitol loss carryforwards of approximately $0.4 million will begin to expire in 2026 if not utilized.
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
A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in thousands):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of April 30,
	2022	2021
Balance as of May 1	$5,333	$4,048
Increases for tax positions related to the current year	2,035	1,285
Balance as of April 30	$7,368	$5,333
As of April 30, 2022, no amount of unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate, given the Company’s full valuation allowance position. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2022 and 2021, the Company has no cumulative interest and penalties related to unrecognized tax benefits. The Company does not anticipate a significant change in the unrecognized tax benefits over the next 12 months.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act did not have a material impact on the Company’s provision for income taxes for the fiscal year ended April 30, 2022.
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
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period to the extent they are dilutive. For purposes of this calculation, the convertible preferred, stock options, and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented. Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for years ended April 30, 2022, 2021 and 2020.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 30,
	2022	2021	2020
Numerator
Net loss attributable to common stockholders	$(192,065)	$(55,696)	$(69,378)
Denominator
Basic and diluted weighted-average Class A common shares outstanding	100,904	56,678	29,133
Basic and diluted weighted-average Class A-1 common shares outstanding	—	6,667	6,667
Basic and diluted weighted-average Class B common shares outstanding	3,500	3,500	—
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A common shares outstanding	$(1.84)	$(0.90)	$(1.94)
Basic and diluted net loss per Class A-1 common shares outstanding	$—	$(0.55)	$(1.94)
Basic and diluted net loss per Class B common shares outstanding	$(1.84)	$(0.35)	$—
At April 30, 2022, 2021 and 2020, the Company’s potentially dilutive securities were convertible preferred stock and stock options, which have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share attributable to common stockholders. Based on the amounts outstanding at April 30, 2022, 2021 and 2020, the potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows:

	Fiscal Year Ended April 30,
	2022	2021	2020
Convertible preferred stock
Series A*	—	—	3,499,992
Series B*	—	—	4,559,999
Series B-1A*	—	—	2,430,635
Series B-1B*	—	—	92,769
Series C*	—	—	2,779,738
Series D	—	—	12,278,422
Series E	—	—	540,003
Series F	—	—	5,399,581
Series G	—	—	3,893,701
Series H	—	—	1,653,928
Stock options	36,711,820	39,577,809	33,533,380
RSUs	12,109,114	447,095	—

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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Transactions with Baker Hughes Company
In June 2019, the Company entered into multiple agreements with Baker Hughes Company (“Baker Hughes”) under which Baker Hughes received a three-year subscription to use the Company’s software. These agreements were revised in June 2020 to extend the term to five years and modify the subscription fees due. Under the revised agreements, Baker Hughes has made minimum, non-cancellable revenue commitments, which are inclusive of their direct subscription fees and third party revenue generated through a joint marketing arrangement with Baker Hughes, in the amount of $46.7 million in fiscal year 2020, $53.3 million in the fiscal year ending April 30, 2021, $75.0 million in the fiscal year ending April 30, 2022, $125.0 million in the fiscal year ending April 30, 2023, and $150.0 million in the fiscal year ending April 30, 2024. The Company also agreed to pay Baker Hughes a sales commission on subscriptions and services offerings it resold in excess of these minimum revenue commitments.
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
A portion of the transaction price in the Company’s arrangement with Baker Hughes is variable. Beginning in the fiscal year ending April 30, 2023, Baker Hughes’ annual commitments will be reduced by any revenue the Company generates from certain customers. Known and estimable revenue from certain customers related to the arrangement is a form of variable consideration, which was determined at contract inception and reduces the revenues recognized from the arrangement. At the end of each reporting period, the Company reviews and updates the estimate as additional information becomes available.
Pursuant to the revised arrangement, the Company acknowledged that Baker Hughes had met its minimum annual revenue commitment for the fiscal year ending April 30, 2022 and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
Revenues recognized under the arrangement were as follows (in thousands):

	Fiscal Year Ended April 30,
	2022	2021	2020
Direct subscription	$60,425	$30,557	$40,425
Direct professional services	16,872	4,825	292
Total revenue from direct subscription and professional services	77,297	35,382	40,717
Total revenue from certain customers in Oil and Gas field related to the Baker Hughes arrangement	27,732	20,491	5,929
Total revenue related to the arrangement	$105,029	$55,873	$46,646
As of April 30, 2022 and 2021, balances related to Baker Hughes that are reported within accounts receivable, net (inclusive of unbilled receivables of $16.5 million and $2.8 million, respectively) included $35.8 million and $15.2 million, respectively and deferred revenue, current included $0.1 million and $7.7 million, respectively.
The Company recognized cost of subscription revenue related to services purchased from Baker Hughes of $0.6 million, $0.1 million and nil for the fiscal years ended April 30, 2022, 2021 and 2020, respectively. The Company recognized sales and marketing expenses related to Baker Hughes of $8.2 million, less than $0.1 million and nil for the fiscal years ended April 30, 2022, 2021 and 2020, respectively. As of April 30, 2022 and 2021, accounts payable related to Baker Hughes included $18.5 million and $0.1 million, respectively.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The remaining performance obligations related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of (in thousands):

	As of April 30,
	2022	2021
Deferred revenue	$2,337	$8,487
Commitments from non-cancellable contracts	212,934	95,542
Total remaining performance obligations	$215,271	$104,029
As of April 30, 2022 and 2021, the current portion of deferred costs of $4.9 million and $1.7 million, respectively, were included in prepaid expenses and other current assets and the non-current portion of $16.1 million and $6.6 million, respectively, were included in other assets, non-current. The Company amortized $3.3 million, nil and nil, respectively, of deferred commissions during the fiscal year ended April 30, 2022, 2021 and 2020, respectively, and these amounts were included in sales and marketing expense in the consolidated statements of operations.
The Company recognized $16.0 million and $8.3 million of sales commission as deferred costs during the fiscal year ended April 30, 2022 and 2021, respectively, related to this arrangement. The sales commissions of $8.3 million recognized in the fiscal year ended April 30, 2021 is payable to Baker Hughes over the term of three years based on the agreements, of which the Company paid $3.4 million during the fiscal year ended April 30, 2022. The sales commissions of $16.0 million recognized in the fiscal year ended April 30, 2022 will be amortized over an expected period of five years and payable to Baker Hughes by April 30, 2022. The sales commission of $16.0 million will be paid in the first quarter of fiscal year 2023.
As of April 30, 2022 and 2021, accrued and other current liabilities related to Baker Hughes included $2.5 million and $3.4 million, respectively, and other long-term liabilities included $2.4 million and $4.9 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of April 30, 2022 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of April 30, 2022.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which is included on the following page.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C3.ai, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C3.ai, Inc. and its subsidiaries (the “Company”) as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2022, of the Company and our report dated June 22, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 22, 2022
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2022 annual meeting of stockholders, or our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended April 30, 2022, and is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference as indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-250082	3.4	November 30, 2020
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-250082	4.1	November 30, 2020
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated August 15, 2019.	S-1/A	333-250082	4.2	November 23, 2020
4.2.1	Amendment to Registration Rights Agreement and Waiver of Registration Rights and Notice by and among the Registrant and certain of its stockholders, dated December 3, 2020.	10-K	001-39744	4.2.1	June 25, 2021
4.3	Voting Agreement by and among the Registrant, Thomas M. Siebel and Patricia A. House, dated January 15, 2015.	S-1	333-250082	4.3	November 13, 2020
4.4	Description of Capital Stock of the Registrant.	10-K	001-39744	4.4	June 25, 2021
10.1+	C3.ai, Inc. Amended and Restated 2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-250082	10.1	November 13, 2020
10.2+	C3.ai, Inc. 2020 Equity Incentive Plan and forms thereunder.	S-1/A	333-250082	10.2	November 30, 2020
10.2.1+	C3.ai, Inc. 2020 Equity Incentive Plan forms of international award agreements.	10-K	001-39744	10.2.1	June 25, 2021
10.2.2+	C3.ai, Inc. 2020 Equity Incentive Plan form of Stock Option Grant Notice and Agreement - Early Exercise.	10-Q	001-39744	10.3	December 2, 2021
10.3+	C3.ai, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-250082	10.3	November 30, 2020
10.4+	Offer Letter by and between the Registrant and Edward Y. Abbo, dated July 22, 2009.	S-1	333-250082	10.4	November 13, 2020

10.5+	Offer Letter by and between the Registrant and Houman Behzadi, dated January 6, 2010.	S-1	333-250082	10.5	November 13, 2020
10.6+	Revised Offer Letter by and between the Registrant and Edward Y. Abbo, dated July 15, 2011.	S-1	333-250082	10.6	November 13, 2020
10.7+	Amended and Restated Advisor Agreement by and between the Registrant and Jim Hagemann Snabe, dated September 13, 2020.	8-K	001-39744	10.1	March 1, 2021
10.8+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-8	333-253944	10.1	March 5, 2021
10.9	Lease by and between the Registrant and Google LLC (as successor-in-interest to VII Pac Shores Investors, LLC), dated October 28, 2011.	S-1	333-250082	10.7	November 13, 2020
10.9.1	First Amendment to Lease by and between the Registrant and Google LLC, dated April 4, 2017.	S-1	333-250082	10.8	November 13, 2020
10.9.2	Second Amendment to Lease by and between the Registrant and Google LLC, dated November 7, 2017.	S-1	333-250082	10.9	November 13, 2020
10.9.3	Third Amendment to Lease by and between the Registrant and Google LLC, dated August 25, 2021.	10-Q	001-39744	10.1	December 2, 2021
10.9.4*	Fourth Amendment to Lease by and between the Registrant and Google LLC, dated April 6, 2022.
10.10#	Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 6, 2019.	S-1	333-250082	10.10	November 13, 2020
10.10.1#	First Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated September 26, 2019.	S-1	333-250082	10.11	November 13, 2020
10.10.2#	Second Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 1, 2020.	S-1	333-250082	10.12	November 13, 2020
10.10.3	Third Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated October 31, 2021.	10-Q	001-39744	10.4	December 2, 2021
10.11	Common Stock Purchase Agreement by and between the Registrant and Spring Creek Capital, LLC, dated as of November 25, 2020.	S-1/A	333-250082	10.13	November 30, 2020
10.12	Common Stock Purchase Agreement by and between the Registrant and Microsoft Corporation, dated as of November 27, 2020.	S-1/A	333-250082	10.14	November 30, 2020
10.13#	Office Lease by and between the Registrant and DWF IV 1400-1500 Seaport Blvd. LLC dated August 25, 2021.	10-Q	001-39744	10.2	December 2, 2021
10.14+	Offer Letter by and between the Registrant and David Barter, dated October 2, 2020.	10-Q	001-39744	10.1	September 2, 2021
10.15+	Offer Letter by and between the Registrant and Adeel Manzoor, dated October 27, 2021.	10-Q	001-39744	10.1	March 3, 2022
10.16+	Separation Agreement by and between the Registrant and Adeel Manzoor, dated February 25, 2022.	10-Q	001-39744	10.2	March 3, 2022
10.17+	Offer Letter by and between the Registrant and Juho Parkkinen, dated March 1, 2022.	8-K	001-39744	10.1	March 2, 2022
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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

C3.ai, Inc.

Date: June 22, 2022	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Siebel and Juho Parkkinen, and each one of them, as his or her true and lawful attorney-in-fact and agent, with the power of substitution and re-substitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Siebel
Thomas M. Siebel	Chief Executive Officer and Chairman of the Board	June 22, 2022
(Principal Executive Officer)

/s/ Juho Parkkinen
Juho Parkkinen	Senior Vice President and Chief Financial Officer	June 22, 2022
(Principal Financial and Accounting Officer)

/s/ Patricia A. House
Patricia A. House	Director	June 22, 2022

/s/ Richard C. Levin
Richard C. Levin	Director	June 22, 2022

/s/ Michael G. McCaffery
Michael G. McCaffery	Director	June 22, 2022

/s/ Condoleezza Rice
Condoleezza Rice	Director	June 22, 2022

/s/ S. Shankar Sastry
S. Shankar Sastry	Director	June 22, 2022

/s/ Bruce Sewell
Bruce Sewell	Director	June 22, 2022

/s/ Lisa A. Davis
Lisa A. Davis	Director	June 22, 2022

/s/ Jim H. Snabe
Jim H. Snabe	Director	June 22, 2022

/s/ Stephen M. Ward, Jr.
Stephen M. Ward, Jr.	Director	June 22, 2022