Form 10-Q
period 2022-07-31
C3.ai, Inc.
filed 2022-09-01
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 29, 2022, the registrant had outstanding 104,981,537 shares of Class A common stock and 3,499,992 shares of Class B common stock.

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
Where You Can Find More Information
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://ir.c3.ai), our filings with the Securities and Exchange Commission (SEC), our website, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.
We may also use our Twitter, LinkedIn, and Facebook accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our SEC, our website, webcasts, press releases, and conference calls. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	July 31, 2022	April 30, 2022
Assets
Current assets
Cash and cash equivalents	$221,883	$339,528
Short-term investments	685,397	620,633
Accounts receivable, net of allowance of $57 and $157 as of July 31, 2022 and April 30, 2022, respectively(1)	81,298	80,271
Prepaid expenses and other current assets(2)	18,056	20,004
Total current assets	1,006,634	1,060,436
Property and equipment, net	38,928	14,517
Goodwill	625	625
Long-term investments	30,885	32,086
Other assets, non-current(3)	60,097	63,218
Total assets	$1,137,169	$1,170,882
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$40,748	$54,218
Accrued compensation and employee benefits	29,208	32,223
Deferred revenue, current(5)	43,644	48,854
Accrued and other current liabilities(6)	17,651	14,874
Total current liabilities	131,251	150,169
Deferred revenue, non-current	21	288
Other long-term liabilities(7)	26,919	30,948
Total liabilities	158,191	181,405
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of July 31, 2022 and April 30, 2022; 104,843,908 and 102,725,041 shares issued and outstanding as of July 31, 2022 and April 30, 2022, respectively	105	103
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of July 31, 2022 and April 30, 2022; 3,499,992 and 3,499,992 shares issued and outstanding as of July 31, 2022 and April 30, 2022, respectively	3	3
Additional paid-in capital	1,594,487	1,532,917
Accumulated other comprehensive loss	(2,348)	(2,148)
Accumulated deficit	(613,269)	(541,398)
Total stockholders’ equity	978,978	989,477
Total liabilities and stockholders’ equity	$1,137,169	$1,170,882
(1)     Including amounts from a related party of $33,608 and $35,848 as of July 31, 2022 and April 30, 2022, respectively.
(2)     Including amounts from a related party of $4,862 and $4,862 as of July 31, 2022 and April 30, 2022, respectively.
(3)     Including amounts from a related party of $14,925 and $16,141 as of July 31, 2022 and April 30, 2022, respectively.
(4)     Including amounts from a related party of $4,688 and $18,549 as of July 31, 2022 and April 30, 2022, respectively.
(5)     Including amounts from a related party of $81 and $132 as of July 31, 2022 and April 30, 2022, respectively.
(6)     Including amounts from a related party of $2,422 and $2,510 as of July 31, 2022 and April 30, 2022, respectively.
(7)     Including amounts from a related party of nil and $2,448 as of July 31, 2022 and April 30, 2022, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2022	2021
Revenue
Subscription(1)	$57,026	$46,122
Professional services(2)	8,282	6,284
Total revenue	65,308	52,406
Cost of revenue
Subscription(3)	14,092	9,213
Professional services	4,314	3,812
Total cost of revenue	18,406	13,025
Gross profit	46,902	39,381
Operating expenses
Sales and marketing(4)	42,987	36,822
Research and development	55,877	26,712
General and administrative	21,247	12,364
Total operating expenses	120,111	75,898
Loss from operations	(73,209)	(36,517)
Interest income	2,538	345
Other (expense) income, net	(1,021)	(899)
Net loss before provision for income taxes	(71,692)	(37,071)
Provision for income taxes	179	388
Net loss	$(71,871)	$(37,459)
Net loss per share attributable to Class A and Class B common shareholders, basic and diluted	$(0.67)	$(0.37)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	106,842	102,155
(1)     Including related party revenue of $16,330 and $10,208 for the three months ended July 31, 2022 and 2021, respectively.
(2)     Including related party revenue of $129 and $2,074 for the three months ended July 31, 2022 and 2021, respectively.
(3)     Including related party cost of revenue of nil and $117 for the three months ended July 31, 2022 and 2021, respectively.
(4)     Including related party sales and marketing expense of $3,500 and $61 for the three months ended July 31, 2022 and 2021, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2022	2021
Net loss	$(71,871)	$(37,459)
Other comprehensive loss
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(200)	106
Total comprehensive loss	$(72,071)	$(37,353)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2022	106,225	$106	$1,532,917	$(2,148)	$(541,398)	$989,477
Issuance of Class A common stock upon exercise of stock options, net of repurchases	278	—	1,101	—	—	1,101
Vesting of early exercised Class A common stock options	—	—	333	—	—	333
Vesting of restricted stock units	1,841	2	13,669	—	—	13,671
Stock-based compensation expense	—	—	46,467	—	—	46,467
Other comprehensive loss	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	(71,871)	(71,871)
Balance as of July 31, 2022	108,344	$108	$1,594,487	$(2,348)	$(613,269)	$978,978

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2021	102,167	$102	$1,410,325	$81	$(349,333)	$1,061,175
Issuance of Class A common stock upon exercise of stock options, net of repurchases	1,693	2	5,000	—	—	5,002
Vesting of early exercised Class A common stock options	—	—	1,059	—	—	1,059
Vesting of restricted stock units	8	—	—	—	—	—
Stock-based compensation expense	—	—	13,912	—	—	13,912
Other comprehensive income	—	—	—	106	—	106
Net loss	—	—	—	—	(37,459)	(37,459)
Balance as of July 31, 2021	103,868	$104	$1,430,296	$187	$(386,792)	$1,043,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(71,871)	$(37,459)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,461	1,141
Non-cash operating lease cost	1,862	857
Stock-based compensation expense	56,630	13,912
Other	78	(875)
Changes in operating assets and liabilities
Accounts receivable(1)	(927)	10,383
Prepaid expenses, other current assets and other assets(2)	2,910	2,097
Accounts payable(3)	(21,318)	(2,067)
Accrued compensation and employee benefits	491	(7,072)
Operating lease liabilities	(991)	(932)
Other liabilities(4)	(1,106)	(3,633)
Deferred revenue(5)	(5,477)	24,670
Net cash (used in) provided by operating activities	(38,258)	1,022
Cash flows from investing activities:
Purchases of property and equipment	(15,536)	(511)
Capitalized software development costs	(1,000)	(500)
Purchases of investments	(226,367)	(95,948)
Maturities and sales of investments	162,429	248,986
Net cash (used in) provided by investing activities	(80,474)	152,027
Cash flows from financing activities:
Payment of deferred offering costs	—	(71)
Proceeds from exercise of Class A common stock options	1,087	5,046
Net cash provided by financing activities	1,087	4,975
Net (decrease) increase in cash, cash equivalents and restricted cash	(117,645)	158,024
Cash, cash equivalents and restricted cash at beginning of period	352,519	116,255
Cash, cash equivalents and restricted cash at end of period	$234,874	$274,279
Cash and cash equivalents	$221,883	$273,779
Restricted cash included in other assets, non-current	12,566	500
Restricted cash included in prepaid expenses and other current assets	425	—
Total cash, cash equivalents and restricted cash	$234,874	$274,279
Supplemental disclosure of cash flow information—cash paid for income taxes	$66	$235
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$19,326	$326
Unpaid liabilities related to intangible purchases	$1,500	$2,500
Deferred offering costs included in accounts payable and accrued liabilities	$—	$34
Vesting of early exercised stock options	$333	$1,059
(1)Including changes in related party balances of $(2,240) and $(13,921) for the three months ended July 31, 2022 and 2021, respectively.
(2)Including changes in related party balances of $(1,216) and $(415) for the three months ended July 31, 2022 and 2021, respectively.
(3)Including changes in related party balances of $(13,861) and $56 for the three months ended July 31, 2022 and 2021, respectively.
(4)Including changes in related party balances of $(2,536) and $(3,309) for the three months ended July 31, 2022 and 2021, respectively.
(5)Including changes in related party balances of $(51) and $16,940 for the three months ended July 31, 2022 and 2021, respectively.
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
Basis of Presentation and Principles of Consolidation
The Company prepares its unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which was filed with the SEC on June 23, 2022.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2022 and the results of operations for the three months ended July 31, 2022. The results of operations for the three months ended July 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of C3 AI and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which was filed with the SEC on June 23, 2022. There have been no significant changes to these policies during the three months ended July 31, 2022.
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended July 31,
	2022	2021
North America (1)	$51,938	$36,452
Europe, the Middle East and Africa (1)	10,703	12,219
Asia Pacific (1)	2,367	3,735
Rest of World (1)	300	—
Total revenue	$65,308	$52,406
__________________
(1)The United States comprised 79% and 69% of the Company’s revenue for the three months ended July 31, 2022 and 2021, respectively. France comprised 13% of the Company’s revenue for the three months ended July 31, 2021. No other country comprised 10% or greater of the Company’s revenue for the three months ended July 31, 2022 or 2021.
Deferred Revenue
As of July 31, 2022 and April 30, 2022, the Company's deferred revenue balances were $43.7 million and $49.1 million, respectively. Revenue of $27.6 million and $38.3 million was recognized during the three months ended July 31, 2022 and 2021, respectively, that was included in the deferred revenue balances as of April 30, 2022 and 2021, respectively.
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
Revenue expected to be recognized from remaining performance obligations was approximately $458.2 million as of July 31, 2022, of which $173.5 million is expected to be recognized over the next 12 months and the remainder thereafter.
Customer Concentration and Accounts Receivable
All of the Company’s Customer-Entities consist of corporate and governmental entities. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from accounts receivable balance. Two separate Customer-Entities accounted for 25% and 14%, respectively, of revenue for the three months ended July 31, 2022. Two separate Customer-Entities accounted for 23% and 13%, respectively, of revenue for the three months ended July 31, 2021. One Customer-Entity accounted for 14% of accounts receivable at July 31, 2022. Three separate Customer-Entities accounted for 32%, 13% and 12%, respectively, of accounts receivable at April 30, 2022. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable included unbilled receivables as of July 31, 2022 and April 30, 2022 of $39.3 million and $19.9 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of July 31, 2022				As of April 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$112,208	$—	$—	$112,208	$107,726	$—	$—	$107,726
Certificates of deposit	—	5,000	—	5,000	—	3,000	—	3,000
Commercial paper	—	61,756	—	61,756	—	142,511	—	142,511
Corporate debt securities	—	1,779	—	1,779	—	8,884	—	8,884
Available-for-sale marketable securities:
U.S. treasury securities	—	12,789	—	12,789	—	12,763	—	12,763
Certificates of deposit	—	95,054	—	95,054	—	97,205	—	97,205
U.S. government agencies securities	—	22,009	—	22,009	—	13,890	—	13,890
Commercial paper	—	280,168	—	280,168	—	241,132	—	241,132
Corporate debt securities	—	306,262	—	306,262	—	287,729	—	287,729
Total cash equivalents and available-for-sale marketable securities	$112,208	$784,817	$—	$897,025	$107,726	$807,114	$—	$914,840
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

	As of July 31, 2022				As of April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$112,208	$—	$—	$112,208	$107,726	$—	$—	$107,726
Certificates of deposit	5,000			5,000	3,000	—	—	3,000
Commercial paper	61,756	—	—	61,756	142,511	—	—	142,511
Corporate debt securities	1,779	—	—	1,779	8,889	—	(5)	8,884
Available-for-sale marketable securities:
U.S. treasury securities	12,795	—	(6)	12,789	12,764	—	(1)	12,763
Certificates of deposit	95,054	—	—	95,054	97,205	—	—	97,205
U.S. government agencies securities	22,307	—	(298)	22,009	14,113	—	(223)	13,890
Commercial paper	280,168	—	—	280,168	241,134	—	(2)	241,132
Corporate debt securities	308,306	5	(2,049)	306,262	289,646	20	(1,937)	287,729
Total cash equivalents and available-for-sale marketable securities	$899,373	$5	$(2,353)	$897,025	$916,988	$20	$(2,168)	$914,840
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of July 31, 2022		As of April 30, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$687,642	$685,397	$622,517	$620,633
After one year through five years	30,988	30,885	32,345	32,086
Total	$718,630	$716,282	$654,862	$652,719

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of July 31, 2022 (in thousands):

	As of July 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$(6)	$12,789	$—	$—	$(6)	$12,789
U.S. government agencies securities	(273)	18,443	(25)	3,566	(298)	22,009
Commercial paper	—	3,000	—	—	—	3,000
Corporate debt securities	(1,968)	276,734	(81)	16,605	(2,049)	293,339
Total	$(2,247)	$310,966	$(106)	$20,171	$(2,353)	$331,137
As of July 31, 2022, the Company had 296 investment positions in an unrealized loss position. As of April 30, 2022, the Company had 284 investment positions that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities at July 31, 2022.
5.Balance Sheet Details
Property and Equipment
Property and equipment consisted of the following at July 31, 2022 and April 30, 2022 (in thousands):

	Useful Life	As of July 31,	As of April 30,
	(in months)	2022	2022
Leasehold improvements	*	$8,878	$8,878
Computer equipment	36	4,141	3,321
Office furniture and equipment	60	348	348
Capital in progress	NA	36,044	11,261
Property and equipment—gross		49,411	23,808
Less: accumulated depreciation and amortization		(10,483)	(9,291)
Property and equipment—net		$38,928	$14,517
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Capital in progress primarily consisted of costs related to various leasehold improvements in connection with the new leased space, as described below, that have not yet been placed into service.
Depreciation and amortization expense related to property and equipment was $1.2 million and $1.1 million for the three months ended July 31, 2022 and 2021, respectively.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at July 31, 2022 and April 30, 2022 (in thousands):

	As of July 31,	As of April 30,
	2022	2022
Accrued stock-settled bonus	$10,163	$—
Accrued bonus	2,482	16,078
Accrued vacation	3,960	3,814
Accrued payroll taxes and benefits	3,626	3,593
Accrued commission	1,501	1,440
Accrued salaries	7,476	7,298
Accrued compensation and employee benefits	$29,208	$32,223
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at July 31, 2022 and April 30, 2022 (in thousands):

	As of July 31,	As of April 30,
	2022	2022
Liability for common stock exercised prior to vesting	$1,597	$1,970
Accrued general expenses	8,016	4,972
Operating lease liabilities, current	2,705	3,613
Commissions payable to a related party	2,422	2,510
Other	2,911	1,809
Accrued and other current liabilities	$17,651	$14,874
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
The Company entered into a non-cancellable arrangement with a web-hosting services provider in November 2019. Under the arrangement, the Company committed to spend an aggregate of at least $30.0 million between November 2019 and November 2022, with a minimum amount of $10.0 million in each of the three years, on services with this vendor. The Company has incurred costs totaling $4.1 million and $3.2 million during the three months ended July 31, 2022 and 2021, respectively, under the arrangement.
The Company entered into a non-cancellable arrangement with a cloud services provider in July 2022. Under the arrangement, the Company committed to spend an aggregate of at least $100.0 million for the period of three years beginning July 2022, on services with this vendor. The Company has incurred immaterial costs under the arrangement during the three months ended July 31, 2022.
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of July 31, 2022 and April 30, 2022, the total potential remaining contributions are $31.6 million and $31.6 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. The complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and other strategic alliances, the Company’s market potential, and the uptake of the Company’s products. The complaint alleges that defendants made these misstatements or omissions in connection with the Company’s initial public offering (“IPO”) in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and February 15, 2022, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified damages, interest, fees and costs. Additionally, on May 23, 2022, a putative shareholder derivative action (captioned Suri v. Siebel et al., 22-cv-03031) was filed in the U.S. District Court for the Northern District of California. The plaintiff asserts claims on the Company’s behalf against certain of the Company’s officers and directors for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, and contribution under the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. The Company is named as a nominal defendant. The derivative complaint seeks unspecified damages, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. The Company does not believe the claims have merit. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of July 31, 2022, there were no shares of Preferred Stock issued or outstanding.

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
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Incentive Plan”), certain optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding common shares upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The net proceeds from the early exercise of such options were nil and nil during the three months ended July 31, 2022 and 2021, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. Unvested Class A common stock of 300,046 and 373,790 shares as of July 31, 2022 and April 30, 2022, respectively, were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 8. Stock-Based Compensation for more information.
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
In March 2022, the Company repurchased and immediately retired 0.7 million shares of its Class A common stock for an aggregate amount of $15.0 million. During the three months ended July 31, 2022, the Company has not repurchased any shares of its Class A common stock. As of July 31, 2022, $85.0 million remained available for future repurchases under the program.
8.    Stock-Based Compensation
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other equity awards. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan. There was an automatic annual increase on May 1, 2022 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to five percent (5%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2022.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On November 27, 2020, the Company’s board of directors also adopted, and its stockholders also approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective immediately prior to the IPO. The 2020 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 3,000,000 shares of Class A common stock were initially reserved for future issuance under the 2020 ESPP. The number of shares of Class A common stock reserved for issuance under the 2020 ESPP is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 ESPP. There was an automatic annual increase on May 1, 2022 in the number of shares reserved for future issuance pursuant to the 2020 ESPP in an amount equal to one percent (1%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2022. The 2020 ESPP permits participants to purchase shares of Class A common stock in an amount not exceeding 15% of their earnings during the relevant offering period. The offering dates and purchase dates for the 2020 ESPP are determined at the discretion of the Company’s board of directors. As of July 31, 2022, the Company had not yet launched its 2020 ESPP.
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
A summary of the Company’s option activity during the three months ended July 31, 2022 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2022	36,338	$12.44	7.34	$165,436
Options granted	40	16.74
Options exercised	(287)	18.88
Options cancelled	(222)	13.47
Balance as of July 31, 2022	35,869	$12.50	7.12	$211,987
Vested and exercisable as of July 31, 2022	17,698	$6.62	6.27	$208,655
Vested and expected to vest as of July 31, 2022(1)	36,169	$12.50	7.12	$213,761
(1) The number of options vested and expected to vest as of July 31, 2022 includes early exercised, unvested Class A common stock. Refer to Note 7. Stockholders’ Equity for more information.
As of July 31, 2022, there was $138.6 million of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 3.1 years.
The grant-date fair value of the options issued for the three months ended July 31, 2022 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	As of July 31,
	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	45.0%	44.5%
Expected term (years)	6.5	6.3
Risk-free interest rate	2.9%	0.8%

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The RSUs are typically subject to service-based vesting conditions satisfied over five years with one-fifth of the award vesting after the first-year anniversary and one-twenty-fifth of the award vesting quarterly thereafter. The related stock-based compensation is recognized on a straight-line basis over the requisite service period.
A summary of the Company’s RSU activity during the three months ended July 31, 2022 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2022	12,109	$36.04
RSUs granted	8,969	17.84
RSUs vested	(1,841)	30.59
RSUs forfeited	(1,630)	36.11
Unvested Balance as of July 31, 2022	17,607	$27.29
As of July 31, 2022, there was $428.1 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.7 years.
In June 2022, the Compensation Committee of the board of directors approved the payment of fiscal year 2022 bonuses under the Company’s annual bonus program by issuing shares of Class A common stock to employees through fully vested RSUs. The Company issued 811,790 shares of Class A common stock pursuant to this program in the three months ended July 31, 2022.
Shares issued under this bonus program were issued from the 2020 Incentive Plan and reduce the 2020 Incentive Plan shares available for issuance.
Beginning in fiscal year 2023, the Company records stock-based compensation associated with the Company’s annual bonus program that will be settled by shares of Class A common stock issued through fully vested RSUs.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,
	2022	2021
Cost of subscription	$4,272	$821
Cost of professional services	1,071	602
Sales and marketing	16,779	6,135
Research and development	25,217	2,758
General and administrative	9,291	3,596
Total stock-based compensation expense	$56,630	$13,912
As of July 31, 2022, approximately $10.2 million of stock-based compensation expense was accrued and reflected under accrued compensation and employee benefits in the condensed consolidated balance sheets.

9.    Income Taxes
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
The Company recorded income tax expense of $0.2 million and $0.4 million for the three months ended July 31, 2022 and 2021, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
The American Rescue Plan Act of 2021 (“ARPA”) was enacted by the United States on March 11, 2021. The ARPA did not have a material impact on the Company’s provision for income taxes for the three months ended July 31, 2022.
10.    Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Class A and B common shares have identical liquidation and distribution rights.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period to the extent they are dilutive. For purposes of this calculation, stock options, RSUs and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three months ended July 31, 2022 and 2021.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,
	2022	2021
Numerator
Net loss attributable to common stockholders	$(71,871)	$(37,459)
Denominator
Basic and diluted weighted-average Class A common shares outstanding	103,342	98,655
Basic and diluted weighted-average Class B common shares outstanding	3,500	3,500
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A common shares outstanding	$(0.67)	$(0.37)
Basic and diluted net loss per Class B common shares outstanding	$(0.67)	$(0.37)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows:

	As of July 31,
	2022	2021
Stock options	36,169,293	39,433,289
RSUs	17,607,113	3,897,893

11.    Related Party Transactions
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
A portion of the transaction price in the Company’s arrangement with Baker Hughes is variable. Beginning in the fiscal year ending April 30, 2023, Baker Hughes’ annual commitments will be reduced by any revenue the Company generates from certain customers. Known and estimable revenue from certain customers related to the arrangement is a form of variable consideration, which was determined at contract inception and reduces the revenue recognized from the arrangement. At the end of each reporting period, the Company reviews and updates the estimate as additional information becomes available.
Pursuant to the revised arrangement, the Company acknowledged that Baker Hughes had met its minimum annual revenue commitment for the fiscal year 2022 and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
Revenue recognized under the arrangement were as follows (in thousands):

	Three Months Ended July 31,
	2022	2021
Direct subscription	$16,330	$10,208
Direct professional services	129	2,075
Total revenue from direct subscription and professional services	16,459	12,283
Total revenue from certain customers in Oil and Gas field related to the Baker Hughes arrangement	7,110	3,867
Total revenue related to the arrangement	$23,569	$16,150
As of July 31, 2022 and April 30, 2022, balances related to Baker Hughes that are reported within accounts receivable, net (inclusive of unbilled receivables of $33.1 million and $16.5 million, respectively) included $33.6 million and $35.8 million, respectively, and deferred revenue, current included $0.1 million and $0.1 million, respectively.
The Company recognized cost of subscription revenue related to services purchased from Baker Hughes of nil and $0.1 million during the three months ended July 31, 2022 and 2021, respectively. The Company recognized sales and marketing expenses related to Baker Hughes of $3.5 million and $0.1 million during the three months ended July 31, 2022 and 2021, respectively. As of July 31, 2022 and April 30, 2022, accounts payable included $4.7 million and $18.5 million, respectively.

The remaining performance obligations related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of (in thousands):

	As of July 31,
	2022	2021
Deferred revenue	$2,051	$25,146
Commitments from non-cancellable contracts	195,949	69,858
Total remaining performance obligations	$198,000	$95,004
As of July 31, 2022 and April 30, 2022, the current portion of deferred costs of $4.9 million and $4.9 million, respectively, were included in prepaid expenses and other current assets, and the non-current portion of $14.9 million and $16.1 million, respectively, were included in other assets, non-current. The Company amortized $1.2 million and $0.4 million of deferred commissions during the three months ended July 31, 2022 and 2021, respectively, and this amount was included in sales and marketing expense in the condensed consolidated statements of operations. The Company paid sales commission of $16.0 million and $3.4 million during the three months ended July 31, 2022 and 2021, respectively, related to this arrangement.
As of July 31, 2022 and April 30, 2022, accrued and other current liabilities included $2.4 million and $2.5 million, respectively, and other long-term liabilities included nil and $2.4 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended April 30, 2022 included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which was filed with the Securities and Exchange Commission, or SEC, on June 23, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this report to “C3.ai,” “C3 AI,” the “Company”, “we,” “our,” “us,” or similar terms refer to C3.ai, Inc. and its subsidiaries.
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

How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 87% and 88% of our total revenue in the three months ended July 31, 2022 and 2021, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancellable and non-refundable.
We define a Customer-Entity as each entity that is the ultimate parent of a party contracting with us. We commonly enter into enterprise-wide agreements with Customer-Entities that include multiple operating units or divisions. We count as a Customer each distinct division, department, business unit, or group within a Customer-Entity that uses our product(s). In situations where our Customer (or Customer-Entity) has developed software using our C3 AI Application Platform or developed derivative works of our C3 AI Applications and has sold that software or service to its end customer(s), we also include such end customers in our Customer count. In addition, where our software is sold to a third-party under a reseller arrangement, we include the end customer of such arrangement in our Customer count. We only count Customers and Customer-Entities for which there is revenue in the period through a Customer-Entity contract. We exclude free trials from both our Customer-Entity and Customer counts. Our Customer count was 228 and 180 for the three months ended July 31, 2022 and 2021, respectively.
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
We also generate revenue from professional services, which primarily include implementation services, training and prioritized engineering services. Professional services revenue represented 13% and 12% of our total revenue for the three months ended July 31, 2022 and 2021, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
We are growing rapidly, with total revenue of $65.3 million for the three months ended July 31, 2022, representing a 25% increase compared to the same period last year. Our subscription revenue grew to $57.0 million for the three months ended July 31, 2022, representing a 24% increase compared to the same period last year.
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
•Hyperscale Cloud and Infrastructure. We have formed global strategic go-to-market alliances with hyperscale cloud providers including Amazon Web Services, Microsoft Azure, and Google Cloud. In addition, we have strategic alliances with leading hardware infrastructure providers to deliver our software optimized for their technology. These partners include Hewlett Packard Enterprise and Intel. These partners supply infrastructure solutions, data management and processing services, or hardware and networking devices (e.g., IoT gateways) to support C3 AI product implementations and complement C3 AI’s products.
•Consulting and Services Partners. We partner with a number of systems integrators specializing in Enterprise AI implementations.
•Independent Software Vendors. We partner with Independent Software Vendors who develop, market, and sell application solutions that are natively built on or tightly integrated with the C3 AI Application Platform.
Key Business Metric
We monitor remaining performance obligations, or RPO, as a key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $458.2 million and $477.4 million as of July 31, 2022 and April 30, 2022, respectively. We may experience variations in our RPO from period to period, but RPO has generally increased over the long term as a result of contracts with new customers and increasing the value of contracts with existing customers. These increases are partially offset by revenue recognized on existing contracts during the period.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of July 31, 2022 is comprised of $43.7 million related to deferred revenue and $414.5 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2022 is comprised of $49.1 million related to deferred revenue and $428.3 million of commitments from non-cancellable contracts.
RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $38.6 million and $39.4 million as of July 31, 2022 and April 30, 2022, respectively.
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

Grow Our Go-to-Market and Partnership Ecosystem
In addition to the activities of our field sales organization, our success in attracting new customers will depend on our ability to expand our ecosystem of strategic partners and the number of industry verticals that they serve. Our strategic go-to-market alliances vastly extend our reach globally. Some of our most notable partners include Baker Hughes, FIS, Microsoft, and Google. Each strategic partner is a leader in its industry, with a substantial installed customer base and extensive marketing, sales, and services resources that we can leverage to engage and serve customers anywhere in the world. Using our C3 AI Application Platform as the development suite, we leverage our model-driven architecture to efficiently build new cross-industry and industry-specific applications based on identifying requirements across our customer base of industry leaders and through our industry partners. Our strategy with strategic partners is to establish a significant use case and prove the value of our C3 AI Application Platform with a flagship customer in each industry in which we participate. We have done this with our strategic vertical industry partner in oil and gas, Baker Hughes, as well as with our iconic global customers, some of whom are deploying C3 AI technology to optimize thousands of critical assets globally across their upstream, midstream, and downstream operations. We establish formal sales and marketing plans with each partner, including specific sales goals and dedicated budgets, and we work closely with these partners to identify specific target accounts. We intend to grow the business we do with each partner and to add more partners as we expand the vertical markets we serve. We also offer revenue generating trials of our applications as part of our customer acquisition strategy.
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
Our RPO related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $2.1 million related to deferred revenue and $195.9 million of commitments from non-cancellable contracts as of July 31, 2022 and $2.3 million related to deferred revenue and $212.9 million from non-cancellable contracts as of April 30, 2022.
As of July 31, 2022 and April 30, 2022, the total estimated amount of Baker Hughes’ commitments not yet contracted under the direct subscription fee or reseller arrangement under the entire arrangement was $46.8 million and $49.3 million, respectively.

We purchase services from Baker Hughes from time to time to support our end customers in relation to our contracts with those customers. These costs are recorded as cost of subscription revenue in the condensed consolidated statement of operations.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 21% and 31% of our total revenue for the three months ended July 31, 2022 and 2021, respectively, from international customers.
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
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. We have undertaken effort to return our employees to their offices, subject to local laws and regulations and, as of the date of this report, our employees have returned to the office and such travel restrictions have been relaxed. The operations of our partners and customers have likewise been altered and may continue to be disrupted. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, the emergence and spread of current and future variants of the COVID-19 virus, and the effectiveness, acceptance, and availability of vaccines against the COVID-19 virus and its variants, the COVID-19 pandemic has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic are likely to affect the rate of global IT spending and could adversely affect demand for our C3 AI Software, lengthen our sales cycles, reduce the value or duration of subscriptions, reduce the level of subscription renewals, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of our paying customers to go out of business, limit the ability of our direct sales force to travel to customers and potential customers, and affect contraction or attrition rates of our paying customers, all of which could adversely affect our business, results of operations, and financial condition during the fiscal year 2023 and potentially future periods.
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
Other (Expense) Income, Net
Other (expense) income, net consists primarily of foreign currency exchange gains and losses, gains from legal settlements, losses from impairment of investments, and realized gains and losses on sales of available-for-sale marketable securities. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Revenue
Subscription	$57,026	$46,122
Professional services	8,282	6,284
Total revenue	65,308	52,406
Cost of revenue
Subscription (1)	14,092	9,213
Professional services (1)	4,314	3,812
Total cost of revenue	18,406	13,025
Gross profit	46,902	39,381
Operating expenses
Sales and marketing (1)	42,987	36,822
Research and development (1)	55,877	26,712
General and administrative (1)	21,247	12,364
Total operating expenses	120,111	75,898
Loss from operations	(73,209)	(36,517)
Interest income	2,538	345
Other (expense) income, net	(1,021)	(899)
Net loss before provision for income taxes	(71,692)	(37,071)
Provision for income taxes	179	388
Net loss	$(71,871)	$(37,459)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Cost of subscription	$4,272	$821
Cost of professional services	1,071	602
Sales and marketing	16,779	6,135
Research and development	25,217	2,758
General and administrative	9,291	3,596
Total stock-based compensation expense	$56,630	$13,912

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,
	2022	2021

Revenue
Subscription	87%	88%
Professional services	13	12
Total revenue	100	100
Cost of revenue
Subscription	22	18
Professional services	6	7
Total cost of revenue	28	25
Gross profit	72	75
Operating expenses
Sales and marketing	66	70
Research and development	86	51
General and administrative	33	24
Total operating expenses	185	145
Loss from operations	(113)	(70)
Interest income	4	1
Other (expense) income, net	(2)	(2)
Net loss before provision for income taxes	(111)	(71)
Provision for income taxes	—	1
Net loss	(111)%	(71)%
Comparison of the Three Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,		$ Change	% Change
	2022	2021
	(in thousands)
Revenue
Subscription	$57,026	$46,122	$10,904	24%
Professional services	8,282	6,284	1,998	32%
Total revenue	$65,308	$52,406	$12,902	25%
Subscription revenue accounted for 87% and 88% of our total revenue for the three months ended July 31, 2022 and 2021, respectively. Subscription revenue increased by $10.9 million, or 24%, for the three months ended July 31, 2022, compared to the same period last year. Approximately 86% of the increase in subscription revenue was attributable to net growth from existing customers inclusive of an increase in revenue of $6.1 million related to the Baker Hughes arrangement, and the remaining 14% was attributable to growth from new customers.
Professional services revenue increased by $2.0 million, or 32%, for the three months ended July 31, 2022, compared to the same period last year, predominantly due to the timing and mix of service projects for existing C3 AI Application Platform and C3 AI Applications customers.

Cost of Revenue

	Three Months Ended July 31,		$ Change	% Change
	2022	2021
	(in thousands)
Cost of revenue
Subscription	$14,092	$9,213	$4,879	53%
Professional services	4,314	3,812	502	13%
Total cost of revenue	$18,406	$13,025	$5,381	41%
The increase in cost of subscription revenue for the three months ended July 31, 2022 compared to the same period last year was primarily due to higher personnel related costs as a result of headcount growth of $3.5 million, higher third-party outsourcing costs of $0.6 million, higher amortization of capitalized software costs of $0.3 million, and higher overhead costs of $0.2 million.
The increase in cost of professional services revenue for the three months ended July 31, 2022 compared to the same period last year was primarily due to higher personnel related costs as a result of headcount growth of $1.0 million and higher overhead costs of $0.3 million. partially offset by lower third-party outsourcing costs of $0.9 million.
Gross Profit and Gross Margin

	Three Months Ended July 31,		$ Change	% Change
	2022	2021
	(in thousands)
Gross profit	$46,902	$39,381	$7,521	19%
Gross margin
Subscription	75%	80%
Professional services	48%	39%
Total gross margin	72%	75%
The decrease in total gross margins for the three months ended July 31, 2022 compared to the same period last year was driven by decline in subscription margin, offset by professional service margin improvements. The subscription margin for the three months ended July 31, 2022 decreased due to higher personnel-related costs as a result of headcount growth compared to the same period last year. The professional service margin for the three months ended July 31, 2022 increased primarily due to the mix of professional services provided, including an increase in prioritized engineering services, which generally have higher margins, compared to the same period last year.
Operating Expenses

	Three Months Ended July 31,		$ Change	% Change
	2022	2021
	(in thousands)
Operating expenses
Sales and marketing	$42,987	$36,822	$6,165	17%
Research and development	55,877	26,712	29,165	109%
General and administrative	21,247	12,364	8,883	72%
Total operating expenses	$120,111	$75,898	$44,213	58%
Sales and Marketing. The increase in sales and marketing expense for the three months ended July 31, 2022 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $11.8 million, higher marketing costs of $2.3 million and higher commission expense of $0.8 million, partially offset by lower advertising spend of $9.0 million.

Research and Development. The increase in research and development expense for the three months ended July 31, 2022 compared to the same period last year was primarily due higher personnel-related costs as a result of headcount growth of $24.1 million, higher hosting costs of $3.3 million, and higher overhead costs of $1.9 million.
General and Administrative. The increase in general and administrative expense for the three months ended July 31, 2022 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $7.5 million, higher overhead costs of $0.9 million, and higher professional services costs of $0.5 million.
Interest Income

	Three Months Ended July 31,		$ Change	% Change
	2022	2021
	(in thousands)
Interest income	$2,538	$345	$2,193	636%
The increase in interest income for the three months ended July 31, 2022 compared to the same period last year was primarily due to investments in securities with higher expected returns, such as corporate debt securities.
Other Income (Expense), Net

	Three Months Ended July 31,		$ Change	% Change
	2022	2021
	(in thousands)
Other (expense) income, net	$(1,021)	$(899)	$(122)	14%
The increase in other (expense) income, net for the three months ended July 31, 2022 compared to the same period last year was primarily due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.
Provision for Income Taxes

	Three Months Ended July 31,		$ Change	% Change
	2022	2021
	(in thousands)
Provision for income taxes	$179	$388	$(209)	(54)%
The change in provision for the three months ended July 31, 2022 compared with the same period last year was primarily related to foreign and state tax expense.
Non-GAAP Financial Measure
In addition to our financial results determined in accordance with generally accepted accounting principles in the United States, or GAAP, we believe free cash flow, a non-GAAP financial measure, is useful in evaluating liquidity and provides information to management and investors about our ability to fund future operating needs and strategic initiatives. We calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment and capitalized software development costs. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash used in operating activities. This non-GAAP financial measure may be different than similarly titled measures used by other companies. Additionally, the utility of free cash flow is further limited as it does not represent the total increase or decrease in our cash balances for a given period. The following table below provides a reconciliation of free cash flow to the GAAP measure of net cash (used in) provided by operating activities for the periods presented.

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(38,258)	$1,022
Less:
Purchases of property and equipment	(15,536)	(511)
Capitalized software development costs	(1,000)	(500)
Free cash flow	$(54,794)	$11
Net cash (used in) provided by investing activities	$(80,474)	$152,027
Net cash provided by financing activities	$1,087	$4,975
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of July 31, 2022 and April 30, 2022, we had $221.9 million and $339.5 million of cash and cash equivalents and $716.3 million and $652.7 million of investments, respectively, which were held for working capital purposes. Our short-term and long-term investments generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $613.3 million as of July 31, 2022 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Cash (used in) provided by operating activities	$(38,258)	$1,022
Cash (used in) provided by investing activities	$(80,474)	$152,027
Cash provided by financing activities	$1,087	$4,975
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(117,645)	$158,024

Operating Activities. Net cash used in operating activities of $38.3 million for the three months ended July 31, 2022 was due to our net loss of $71.9 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $56.6 million, depreciation and amortization of $1.5 million, and non-cash operating lease cost of $1.9 million. The $26.4 million cash outflows related to changes in operating assets and liabilities was primarily attributable to a decrease in accounts payable of $21.3 million, a decrease to deferred revenue of $5.5 million inclusive of a decrease in related party balances of $0.1 million, a decrease in other liabilities of $1.1 million, a decrease in lease liabilities of $1.0 million and an increase in accounts receivable of $0.9 million inclusive of an increase in related party balances of $2.2 million. This was partially offset by cash inflows related to a decrease in prepaid expenses, other current assets and other assets of $2.9 million, and an increase to accrued compensation and employee benefits of $0.5 million.
Net cash used in operating activities of $1.0 million for the three months ended July 31, 2021 was due to our net loss of $37.5 million in addition to non-cash charges for stock-based compensation of $13.9 million, depreciation and amortization of $1.1 million, and non-cash operating lease cost of $0.9 million. The $23.4 million cash inflow related to changes in operating assets and liabilities was primarily attributable to an increase to deferred revenue of $24.7 million inclusive of an increase in related party balances of $16.9 million, an increase to accrued compensation and employee benefits of $7.1 million, and an increase in prepaid expenses, other current assets and other assets of $2.1 million. This was partially offset by cash outflows related to, a decrease in accounts receivable of $10.4 million inclusive of an increase in related party balances of $13.9 million and a decrease in other liabilities of $3.6 million.
Investing Activities. Net cash used in investing activities of $80.5 million for the three months ended July 31, 2022 was primarily attributable to purchases of investments of $226.4 million and capital expenditures of $16.5 million mainly related to the leasehold improvements associated with the new leased space, partially offset by maturities and sales of investments of $162.4 million.
Net cash provided by investing activities of $152.0 million for the three months ended July 31, 2021 was primarily attributable to the maturities and sales of short-term investments of $249.0 million, partially offset by purchases of investments of $95.9 million and capital expenditures of $1.0 million.
Financing Activities. Net cash provided by financing activities of $1.1 million during the three months ended July 31, 2022 was primarily due to $1.1 million of proceeds from the exercise of stock options for Class A common stock.
Net cash provided by financing activities of $5.0 million during the three months ended July 31, 2021 was due to $5.0 million of proceeds from the exercise of stock options for Class A common stock.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancelable purchase commitments related to third-party cloud hosting services.
For additional information, refer to Note 6. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as already disclosed in Note 6. Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there has been no other material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended April 30, 2022. See our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which was filed with the SEC on June 23, 2022, for additional information regarding our contractual obligations.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which was filed with the SEC on June 23, 2022.
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
Interest Rate Risk
As of July 31, 2022, we had cash, cash equivalents, and investments of $938.2 million. As of April 30, 2022, we had cash, cash equivalents, and investments of $992.2 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of July 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Risk
Our functional currency is the U.S. dollar. For the three months ended July 31, 2022 and 2021, approximately 9% and 18%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $71.9 million and $37.5 million for the three months ended July 31, 2022 and 2021, respectively. As a result, we had an accumulated deficit of $613.3 million as of July 31, 2022. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information and the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted comprehensive data privacy laws. For example, Colorado, Connecticut, Utah and Virginia have passed privacy laws which differ from the CPRA and all of which become effective in 2023 and similar laws are being considered in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, which could further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. We also target customers in Asia and have operations in Japan and Singapore and may be subject to new and emerging data privacy regimes in Asia, including Singapore’s Personal Data Protection Act. In the European Economic Area, or EEA, we are subject to the General Data Protection Regulation (2016/679), or GDPR, which went into effect in May 2018, and in the United Kingdom, or UK, we are subject to the UK data protection regime consisting primarily of the UK GDPR and the UK Data Protection Act 2018 in each case in relation to our collection, control, processing, sharing, disclosure, and other use of personal data. The GDPR and/or UK data protection regime may apply to us to the extent we Process the personal data of EEA and/or UK data subjects. Companies that must comply with the GDPR or the UK data protection regime face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, with violations potentially resulting in an order prohibiting the processing of personal data and/or fines of up to the greater of €20 million or 4% of the annual global revenues of the noncompliant company in the European Union, and up to the greater of GBP 17.5 million or 4% annual global revenues in the UK. Companies that violate the GDPR can also face prohibitions on data processing and other corrective action, as well as class action litigation. GDPR litigation risk may increase as a result of a decision of the EU’s highest court finding that a consumer protection association may bring representative actions alleging violations of the GDPR even without a mandate to do so from any specific individuals and whether or not specific individuals’ data protection rights have been violated.

European data protection laws including the GDPR and UK data protection regime also restrict the ability of companies to transfer personal data from the EEA or the UK to the United States and most other countries. Recent legal challenges and increasingly strict interpretive guidance have created significant uncertainty about what measures would suffice to make such transfers lawful. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to the United States by entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the Standard Contractual Clauses, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, on 4 June 2021 the European Commission published new Standard Contractual Clauses for the transfer of personal data to countries outside the EEA. These new Standard Contractual Clauses had to be used for relevant new data transfers from 27 September 2021 onwards and existing Standard Contractual Clauses arrangements must be migrated to the revised clauses by 27 December 2022. Relatedly, we have to comply with the UK-specific requirements related to transfers of personal data outside of the UK, which increases our regulatory compliance burden. The UK Information Commissioner’s Office, or ICO, introduced a new transfer mechanism for international transfers of personal data originating from the UK, the International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU Standard Contractual Clauses, or UK Addendum, which came in force on 21 March 2022. From 21 September 2022, the IDTA or UK Addendum must be used for relevant new data transfers; while existing Standard Contractual Clauses arrangements must be migrated over to the IDTA or UK Addendum by 21 March 2024. We are still in the process of updating all of our contracts entailing the transfer of personal data outside of the UK, and where applicable the EEA, with these new transfer mechanisms. In addition, Switzerland similarly restricts personal data transfers outside of its jurisdiction to countries that do not provide an adequate level of personal data protection, such as the United States, and certain countries outside Europe have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.
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
Further, in response to the UK’s exit from the EU, the European Commission adopted an adequacy decision with regard to personal data transfers to the UK under the GDPR in June 2021, meaning that the European Commission determined that personal data receives essentially equivalent levels of protection in the UK as it would under EU law. This decision, however, contains a “sunset clause,” which mandates that the adequacy decision expires in four years after its entry into force. This adequacy decision may also be reassessed or revoked during its four-year effective period if the European Commission determines that the United Kingdom has deviated from the level of data protection in place at the time of the adequacy decision. The recently proposed UK Data Protection and Digital Information Bill deviates in some respects from the GDPR obligations and could therefore impact the EU Commission's UK adequacy decision. If the European Commission alters or revokes its adequacy decision for any reason, from that point onwards, transfers of personal data from the EEA to the UK will require a valid ‘transfer mechanism’ and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the SCCs). We may face challenges in addressing applicable legal requirements resulting from any such alteration or revocation of this adequacy decision, and we may be required to make changes to our policies and practices and incur significant costs and expenses if any uncertainty surrounding the interpretation or continued efficacy of this adequacy decision develops.
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

In addition to data privacy and security laws, we are also subject to the terms of external and internal privacy and security policies, codes, representations, certifications, industry standards adopted by industry groups, publications and frameworks, contractual obligations to third parties, and other statements related to privacy, information security, and data processing. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. We are subject to contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws or other obligations. We may also become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.
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

Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and our customers’ industries and such attacks continue to increase. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory and other cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, advanced persistent threat intrusions, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, nation-state-supported actors, and “hacktivists,” are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our product) or the third-party information technology systems that support us and our services.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended July 31, 2022 and 2021, 9% and 18% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended July 31, 2022 and 2021, 5% and 7% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest in our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be materially and adversely affected, and the trading price and volume of our Class A common stock could be adversely affected.
Risks Related to Our International Operations
We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have Customer-Entities in more than 15 countries, and 24% of our revenue for the three months ended July 31, 2022 was generated from customers outside of North America. As of July 31, 2022, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
Political actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, quotas or other trade barriers and restrictions could affect our ability to provide our C3 AI Software to our Customers and generally fulfill our contractual obligations and have an adverse effect on our future business opportunities. For example, in response to Russian military actions related to Ukraine, the United States and certain allies have imposed economic sanctions and export control measures and may impose additional sanctions or export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports and other commerce and business dealings involving Russia, Belarus, certain regions of Ukraine, and/or particular entities and individuals. Such actions could limit or block the license of our C3 AI Software to persons or entities affiliated with Russia or countries acting in concert with Russia, and restrict access by C3 AI personnel located in Russia to our systems, negatively impacting future opportunities.
Further, due to political uncertainty and military actions involving Russia, Ukraine, and surrounding regions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our C3 AI Software. These attacks are expected to occur in the future.
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
We primarily rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademark, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. From time to time, we are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, and our C3 AI Software. While we intend to defend any lawsuit vigorously, litigation can be costly and time consuming, divert the attention of our management and key personnel from our business operations, and dissuade potential customers from subscribing to our C3 AI Software, which would harm our business. Furthermore, with respect to lawsuits, there can be no assurances that favorable outcomes will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our agreements with customers or partners typically include certain provisions for indemnifying them against liabilities if our C3 AI Software infringes a third party’s intellectual property rights, including in the third-party open source software components included in our C3 AI Software, which indemnification obligations could require us to make payments to our customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business could be harmed as a result.
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
As of July 31, 2022, we have 13 issued patents in the United States, 12 issued counterpart patents in a number of international jurisdictions, over 30 patent applications pending in the United States, and 50 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2039. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Software. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of July 31, 2022, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 22.7% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 57.3% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
In addition, as of July 31, 2022, there were 29,896,005 shares of Class A common stock subject to outstanding options under our Amended and Restated 2012 Equity Incentive Plan and 23,580,826 shares of Class A common stock subject to equity awards outstanding under our 2020 Equity Incentive Plan. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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

We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 as of April 30, 2022, our independent registered public accounting firm was required to formally attest to the effectiveness of our internal control over financial reporting commencing with the Annual Report on Form 10-K for the year ended April 30, 2022. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We currently have an external audit group and have hired additional accounting and financial staff. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the systems and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended July 31, 2022.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
May 1 - May 31, 2022	—	$—	—	$85,000
June 1 - June 30, 2022	4,894	4.56	—	$85,000
July 1 - July 31, 2022	3,456	4.56	—	$85,000
Total	8,350	$4.56	—
(1)     Includes shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.
(2)     In December 2021, our board of directors approved a stock repurchase program for the repurchase of up to $100.0 million of outstanding shares of Class A common stock over the course of 18 months. See Note 7. Stockholders’ Equity for further information. Under the program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. As of July 31, 2022, $85.0 million remained available for future repurchases under the program.

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
__________________
*       Filed herewith.
**    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the registrant under the Securities Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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
C3.ai, Inc.

Date: August 31, 2022	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2022	By:	/s/ Juho Parkkinen
Juho Parkkinen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)