Form 10-Q
period 2022-10-31
C3.ai, Inc.
filed 2022-12-08
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of December 2, 2022, the registrant had outstanding 106,751,070 shares of Class A common stock and 3,499,992 shares of Class B common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including statements relating to the portion of our remaining performance obligations that we expect to be recognized as revenue in future periods;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our C3 AI Software, which includes our C3 AI Platform, C3 AI Applications, C3 AI Ex Machina, C3 AI CRM and C3 AI Data Vision;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
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
•Health epidemics, including the COVID-19 pandemic, have had, and could continue to have, an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and users operate.
•We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
•If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	October 31, 2022	April 30, 2022
Assets
Current assets
Cash and cash equivalents	$277,622	$339,528
Short-term investments	562,448	620,633
Accounts receivable, net of allowance of $337 and $157 as of October 31, 2022 and April 30, 2022, respectively(1)	94,759	80,271
Prepaid expenses and other current assets(2)	25,239	20,004
Total current assets	960,068	1,060,436
Property and equipment, net	61,724	14,517
Goodwill	625	625
Long-term investments	18,686	32,086
Other assets, non-current(3)	59,502	63,218
Total assets	$1,100,605	$1,170,882
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$30,662	$54,218
Accrued compensation and employee benefits	37,728	32,223
Deferred revenue, current(5)	30,380	48,854
Accrued and other current liabilities(6)	19,885	14,874
Total current liabilities	118,655	150,169
Deferred revenue, non-current	228	288
Other long-term liabilities(7)	28,556	30,948
Total liabilities	147,439	181,405
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of October 31, 2022 and April 30, 2022; 106,600,493 and 102,725,041 shares issued and outstanding as of October 31, 2022 and April 30, 2022, respectively	107	103
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of October 31, 2022 and April 30, 2022; 3,499,992 and 3,499,992 shares issued and outstanding as of October 31, 2022 and April 30, 2022, respectively	3	3
Additional paid-in capital	1,637,980	1,532,917
Accumulated other comprehensive loss	(2,805)	(2,148)
Accumulated deficit	(682,119)	(541,398)
Total stockholders’ equity	953,166	989,477
Total liabilities and stockholders’ equity	$1,100,605	$1,170,882
(1)     Including amounts from a related party of $53,871 and $35,848 as of October 31, 2022 and April 30, 2022, respectively.
(2)     Including amounts from a related party of $4,862 and $4,862 as of October 31, 2022 and April 30, 2022, respectively.
(3)     Including amounts from a related party of $13,710 and $16,141 as of October 31, 2022 and April 30, 2022, respectively.
(4)     Including amounts from a related party of $2,153 and $18,549 as of October 31, 2022 and April 30, 2022, respectively.
(5)     Including amounts from a related party of $387 and $132 as of October 31, 2022 and April 30, 2022, respectively.
(6)     Including amounts from a related party of $2,448 and $2,510 as of October 31, 2022 and April 30, 2022, respectively.
(7)     Including amounts from a related party of nil and $2,448 as of October 31, 2022 and April 30, 2022, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Revenue
Subscription(1)	$59,508	$47,408	$116,534	$93,530
Professional services(2)	2,900	10,855	11,182	17,139
Total revenue	62,408	58,263	127,716	110,669
Cost of revenue
Subscription(3)	19,165	11,392	33,257	20,605
Professional services	1,587	4,579	5,901	8,391
Total cost of revenue	20,752	15,971	39,158	28,996
Gross profit	41,656	42,292	88,558	81,673
Operating expenses
Sales and marketing(4)	44,936	46,166	87,923	82,988
Research and development	50,051	36,523	105,928	63,235
General and administrative	18,635	15,279	39,882	27,643
Total operating expenses	113,622	97,968	233,733	173,866
Loss from operations	(71,966)	(55,676)	(145,175)	(92,193)
Interest income	4,224	322	6,762	667
Other (expense) income, net	(945)	(1,372)	(1,966)	(2,271)
Loss before provision for income taxes	(68,687)	(56,726)	(140,379)	(93,797)
Provision for income taxes	163	13	342	401
Net loss	$(68,850)	$(56,739)	$(140,721)	$(94,198)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.63)	$(0.55)	$(1.30)	$(0.91)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	108,876	103,746	107,885	103,058
(1)    Including related party revenue of $19,238 and $10,012 for the three months ended October 31, 2022 and 2021, respectively, and $35,568 and $20,220 for the six months ended October 31, 2022 and 2021, respectively.
(2)    Including related party revenue of $21 and $5,924 for the three months ended October 31, 2022 and 2021, respectively, and $150 and $7,998 for the six months ended October 31, 2022 and 2021, respectively.
(3)    Including related party cost of revenue of nil and $80 for the three months ended October 31, 2022 and 2021, respectively, and nil and $197 for the six months ended October 31, 2022 and 2021, respectively.
(4)    Including related party sales and marketing expense of $3,531 and $131 for the three months ended October 31, 2022 and 2021, respectively, and $7,031 and $192 for the six months ended October 31, 2022 and 2021, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(68,850)	$(56,739)	$(140,721)	$(94,198)
Other comprehensive loss
Unrealized loss on available-for-sale marketable securities, net of tax	(457)	(427)	(657)	(321)
Comprehensive loss	$(69,307)	$(57,166)	$(141,378)	$(94,519)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	108,344	$108	$1,594,487	$(2,348)	$(613,269)	$978,978
Issuance of Class A common stock upon exercise of stock options, net of repurchases	289	—	697	—	—	697
Vesting of early exercised Class A common stock options	—	—	219	—	—	219
Tax withholding related to net share settlement of equity awards	(221)	—	(3,375)	—	—	(3,375)
Vesting of restricted stock units	1,689	2	—	—	—	2
Stock-based compensation expense	—	—	45,952	—	—	45,952
Other comprehensive loss	—	—	—	(457)	—	(457)
Net loss	—	—	—	—	(68,850)	(68,850)
Balance as of October 31, 2022	110,101	$110	$1,637,980	$(2,805)	$(682,119)	$953,166

	Six Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2022	106,225	$106	$1,532,917	$(2,148)	$(541,398)	$989,477
Issuance of Class A common stock upon exercise of stock options, net of repurchases	568	1	1,799	—	—	1,800
Vesting of early exercised Class A common stock options	—	—	551	—	—	551
Tax withholding related to net share settlement of equity awards	(221)	—	(3,375)	—	—	(3,375)
Vesting of restricted stock units	3,529	3	13,669	—	—	13,672
Stock-based compensation expense	—	—	92,419	—	—	92,419
Other comprehensive loss	—	—	—	(657)	—	(657)
Net loss	—	—	—	—	(140,721)	(140,721)
Balance as of October 31, 2022	110,101	$110	$1,637,980	$(2,805)	$(682,119)	$953,166

	Three Months Ended October 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2021	103,868	$104	$1,430,296	$187	$(386,792)	$1,043,795
Issuance of Class A common stock upon exercise of stock options, net of repurchases	974	1	6,491	—	—	6,492
Vesting of early exercised Class A common stock options	—	—	849	—	—	849
Vesting of restricted stock units	29	—	—	—	—	—
Stock-based compensation expense	—	—	32,540	—	—	32,540
Other comprehensive loss	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	(56,739)	(56,739)
Balance as of October 31, 2021	104,871	$105	$1,470,176	$(240)	$(443,531)	$1,026,510

	Six Months Ended October 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2021	102,167	$102	$1,410,325	$81	$(349,333)	$1,061,175
Issuance of Class A common stock upon exercise of stock options, net of repurchases	2,667	3	11,491	—	—	11,494
Vesting of early exercised Class A common stock options	—	—	1,908	—	—	1,908
Vesting of restricted stock units	37	—	—	—	—	—
Stock-based compensation expense	—	—	46,452	—	—	46,452
Other comprehensive loss	—	—	—	(321)	—	(321)
Net loss	—	—	—	—	(94,198)	(94,198)
Balance as of October 31, 2021	104,871	$105	$1,470,176	$(240)	$(443,531)	$1,026,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(140,721)	$(94,198)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,413	2,364
Non-cash operating lease cost	1,101	1,100
Stock-based compensation expense	112,643	46,452
Other	(396)	(538)
Changes in operating assets and liabilities
Accounts receivable(1)	(14,668)	39,047
Prepaid expenses, other current assets and other assets(2)	(3,204)	(15,074)
Accounts payable(3)	(28,197)	(1,682)
Accrued compensation and employee benefits	(1,050)	(5,351)
Operating lease liabilities	650	(1,214)
Other liabilities(4)	(882)	13,564
Deferred revenue(5)	(18,534)	(2,346)
Net cash used in operating activities	(90,845)	(17,876)
Cash flows from investing activities:
Purchases of property and equipment	(39,978)	(1,429)
Capitalized software development costs	(1,000)	(500)
Purchases of investments	(384,024)	(388,870)
Maturities and sales of investments	455,534	461,648
Net cash provided by investing activities	30,532	70,849
Cash flows from financing activities:
Payment of deferred offering costs	—	(105)
Proceeds from exercise of Class A common stock options	1,782	11,305
Taxes paid related to net share settlement of equity awards	(3,375)	—
Net cash (used in) provided by financing activities	(1,593)	11,200
Net (decrease) increase in cash, cash equivalents and restricted cash	(61,906)	64,173
Cash, cash equivalents and restricted cash at beginning of period	352,519	116,255
Cash, cash equivalents and restricted cash at end of period	$290,613	$180,428
Cash and cash equivalents	$277,622	$167,436
Restricted cash included in other assets, non-current	12,566	12,567
Restricted cash included in prepaid expenses and other current assets	425	425
Total cash, cash equivalents and restricted cash	$290,613	$180,428
Supplemental disclosure of cash flow information—cash paid for income taxes	$136	$625
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$18,361	$52
Unpaid liabilities related to intangible purchases	$1,500	$2,500
Vesting of early exercised stock options	$561	$1,908
(1)Including changes in related party balances of $18,023 and $(5,796) for the six months ended October 31, 2022 and 2021, respectively.
(2)Including changes in related party balances of $(2,431) and $15,323 for the six months ended October 31, 2022 and 2021, respectively.
(3)Including changes in related party balances of $(16,396) and $28 for the six months ended October 31, 2022 and 2021, respectively.
(4)Including changes in related party balances of $(2,510) and $12,598 for the six months ended October 31, 2022 and 2021, respectively.
(5)Including changes in related party balances of $255 and $9,819 for the six months ended October 31, 2022 and 2021, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. (including its subsidiaries, “C3 AI” or “the Company”) is an enterprise artificial intelligence (“AI”) software provider. The Company’s C3 AI Platform supports accelerating digital transformation in various industries with prebuilt and configurable C3 AI Applications for business use cases including predictive maintenance, fraud detection, sensor network health, supply network optimization, energy management, anti-money laundering, and customer engagement. The Company supports customers in the United States, Europe, and the rest of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2022 and the results of operations for the three and six months ended October 31, 2022. The results of operations for the three and six months ended October 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include, but are not limited to, determining standalone selling price for performance obligations in contracts with customers and estimating variable consideration, the estimated expected benefit period for deferred contract acquisition costs, the useful lives of long-lived assets, the incremental borrowing rate for operating leases and other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Fiscal Year
The Company’s fiscal year ends on April 30.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which was filed with the SEC on June 23, 2022. There have been no significant changes to these policies during the three and six months ended October 31, 2022.
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
North America (1)	$47,916	$43,697	$99,854	$80,149
Europe, the Middle East and Africa (1)	11,889	12,789	22,592	25,008
Asia Pacific (1)	2,435	1,777	4,802	5,512
Rest of World (1)	168	—	468	—
Total revenue	$62,408	$58,263	$127,716	$110,669
__________________
(1)The United States comprised 77% and 75% of the Company’s revenue for the three months ended October 31, 2022 and 2021, respectively, and 78% and 72% of the Company’s revenue for the six months ended October 31, 2022 and 2021, respectively. France comprised 12% of the Company’s revenue for the three months ended October 31, 2021, and 12% of the Company’s revenue for the six months ended October 31, 2021. No other country comprised 10% or greater of the Company’s revenue for the three and six months ended October 31, 2022 or 2021.
Deferred Revenue
As of October 31, 2022 and April 30, 2022, the Company's deferred revenue balances were $30.6 million and $49.1 million, respectively. Revenue of $39.5 million and $56.9 million was recognized during the six months ended October 31, 2022 and 2021, respectively, that was included in the deferred revenue balances as of April 30, 2022 and 2021, respectively.
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
Revenue expected to be recognized from remaining performance obligations was approximately $417.3 million as of October 31, 2022, of which $164.5 million is expected to be recognized over the next 12 months and the remainder thereafter.
Customer Concentration and Accounts Receivable
All of the Company’s Customer-Entities consist of corporate and governmental entities. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from accounts receivable balance. One Customer-Entity accounted for 32% of revenue for the three months ended October 31, 2022. Two separate Customer-Entities accounted for 28% and 11%, respectively, of revenue for the three months ended October 31, 2021. One Customer-Entity accounted for 29% of revenue for the six months ended October 31, 2022. Two separate Customer-Entities accounted for 25% and 12%, respectively, of revenue for the six months ended October 31, 2021. Two separate Customer-Entities accounted for 26% and 11%, respectively, of accounts receivable at October 31, 2022. Three separate Customer-Entities accounted for 32%, 13% and 12%, respectively, of accounts receivable at April 30, 2022. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable included unbilled receivables as of October 31, 2022 and April 30, 2022 of $65.1 million and $19.9 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of October 31, 2022				As of April 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$160,068	$—	$—	$160,068	$107,726	$—	$—	$107,726
Certificates of deposit	—	—	—	—	—	3,000	—	3,000
Commercial paper		79,664	—	79,664	—	142,511	—	142,511
Corporate debt securities	—	—	—	—	—	8,884	—	8,884
Available-for-sale marketable securities:
U.S. treasury securities		12,326	—	12,326	—	12,763	—	12,763
Certificates of deposit	—	90,481	—	90,481	—	97,205	—	97,205
U.S. government agencies securities	—	23,836	—	23,836	—	13,890	—	13,890
Commercial paper	—	184,185	—	184,185	—	241,132	—	241,132
Corporate debt securities	—	270,306	—	270,306	—	287,729	—	287,729
Total cash equivalents and available-for-sale marketable securities	$160,068	$660,798	$—	$820,866	$107,726	$807,114	$—	$914,840
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

	As of October 31, 2022				As of April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$160,068	$—	$—	$160,068	$107,726	$—	$—	$107,726
Certificates of deposit	—			—	3,000	—	—	3,000
Commercial paper	79,664	—	—	79,664	142,511	—	—	142,511
Corporate debt securities	—	—	—	—	8,889	—	(5)	8,884
Available-for-sale marketable securities:
U.S. treasury securities	12,381	1	(56)	12,326	12,764	—	(1)	12,763
Certificates of deposit	90,481	—	—	90,481	97,205	—	—	97,205
U.S. government agencies securities	24,217	—	(381)	23,836	14,113	—	(223)	13,890
Commercial paper	184,185	—	—	184,185	241,134	—	(2)	241,132
Corporate debt securities	272,675	3	(2,372)	270,306	289,646	20	(1,937)	287,729
Total cash equivalents and available-for-sale marketable securities	$823,671	$4	$(2,809)	$820,866	$916,988	$20	$(2,168)	$914,840
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of October 31, 2022		As of April 30, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$565,153	$562,448	$622,517	$620,633
After one year through five years	18,784	18,686	32,345	32,086
Total	$583,937	$581,134	$654,862	$652,719

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of October 31, 2022 (in thousands):

	As of October 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$(56)	$12,325	$—	$—	$(56)	$12,325
U.S. government agencies securities	(381)	23,836	—	—	(381)	23,836
Commercial paper	—	3,022	—	—	—	3,022
Corporate debt securities	(2,270)	247,254	(102)	10,503	(2,372)	257,757
Total	$(2,707)	$286,437	$(102)	$10,503	$(2,809)	$296,940
As of October 31, 2022, the Company had 263 investment positions in an unrealized loss position. As of April 30, 2022, the Company had 284 investment positions that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities at October 31, 2022.
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at October 31, 2022 and April 30, 2022 (in thousands):

	Useful Life	As of October 31,	As of April 30,
	(in months)	2022	2022
Leasehold improvements	*	$8,878	$8,878
Computer equipment	36	4,304	3,321
Office furniture and equipment	60	381	348
Capital in progress	NA	59,320	11,261
Property and equipment—gross		72,883	23,808
Less: accumulated depreciation and amortization		(11,159)	(9,291)
Property and equipment—net		$61,724	$14,517
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Capital in progress primarily consisted of costs related to various leasehold improvements in connection with the new leased space that have not yet been placed into service.
Depreciation and amortization expense related to property and equipment was $0.7 million and $1.1 million for the three months ended October 31, 2022 and 2021, respectively, and $1.9 million and $2.2 million for the six months ended October 31, 2022 and 2021, respectively.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at October 31, 2022 and April 30, 2022 (in thousands):

	As of October 31,	As of April 30,
	2022	2022
Accrued stock-settled bonus	$20,224	$—
Accrued bonus	7,390	16,078
Accrued vacation	4,180	3,814
Accrued payroll taxes and benefits	3,846	3,593
Accrued commission	834	1,440
Accrued salaries	568	7,298
ESPP contributions	320	—
Other	366	—
Accrued compensation and employee benefits	$37,728	$32,223
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at October 31, 2022 and April 30, 2022 (in thousands):

	As of October 31,	As of April 30,
	2022	2022
Liability for common stock exercised prior to vesting	$1,361	$1,970
Accrued general expenses	10,552	4,972
Operating lease liabilities, current	2,558	3,613
Commissions payable to a related party	2,448	2,510
Other	2,966	1,809
Accrued and other current liabilities	$19,885	$14,874
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
The Company entered into a non-cancellable arrangement with a web-hosting services provider in November 2019. Under the arrangement, the Company committed to spend an aggregate of at least $30.0 million between November 2019 and November 2022, with a minimum amount of $10.0 million in each of the three years, on services with this vendor. The Company has incurred costs totaling $3.9 million and $3.4 million during the three months ended October 31, 2022 and 2021, respectively, and $8.0 million and $6.6 million during the six months ended October 31, 2022 and 2021, respectively, under the arrangement.
The Company entered into a non-cancellable arrangement with a cloud services provider in July 2022. Under the arrangement, the Company committed to spend an aggregate of at least $100.0 million for the period of three years beginning July 2022, on services with this vendor. The Company has incurred costs totaling $1.3 million and $1.6 million during the three and six months ended October 31, 2022, respectively, under the arrangement.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of October 31, 2022 and April 30, 2022, the total potential remaining contributions are $31.6 million and $31.6 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
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
The lease commencement date of the first two phases was determined to have occurred in the quarter ended January 31, 2022, when the landlord delivered the leased space to the Company. The Company recorded $26.5 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the condensed consolidated balance sheets. The lease commencement date of the third phase was determined to have occurred in the quarter ended October 31, 2022, when the landlord delivered the leased space to the Company. The Company recorded $2.7 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the condensed consolidated balance sheets.
Legal Proceedings
The Company is involved in various legal proceedings and periodically receives claims arising in the ordinary course of business. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its condensed consolidated statement of operations, cash flows, or balance sheet.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. The complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and other strategic alliances, the Company’s market potential, and the uptake of the Company’s products. The complaint alleges that defendants made these misstatements or omissions in connection with the Company’s initial public offering (“IPO”) in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and February 15, 2022, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified damages, interest, fees and costs. Additionally, on May 23, 2022, a putative shareholder derivative action (captioned Suri v. Siebel et al., 22-cv-03031) was filed in the U.S. District Court for the Northern District of California. The plaintiff asserts claims on the Company’s behalf against certain of the Company’s officers and directors for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, and contribution under the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. The Company is named as a nominal defendant. The derivative complaint seeks unspecified damages, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, the derivative action was stayed pending resolution of the securities class action. The Company does not believe the claims have merit. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of October 31, 2022, there were no shares of Preferred Stock issued or outstanding.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Incentive Plan”), certain optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding shares of common stock upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The net proceeds from the early exercise of such options were nil and nil during the three months ended October 31, 2022 and 2021, respectively, and nil and nil during the six months ended October 31, 2022 and 2021, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. Unvested Class A common stock of 247,155 and 373,790 shares as of October 31, 2022 and April 30, 2022, respectively, were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 8. Stock-Based Compensation for more information.
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
In March 2022, the Company repurchased and immediately retired 0.7 million shares of its Class A common stock for an aggregate amount of $15.0 million. During the three and six months ended October 31, 2022, the Company has not repurchased any shares of its Class A common stock. As of October 31, 2022, $85.0 million remained available for future repurchases under the program.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s option activity during the six months ended October 31, 2022 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2022	36,338	$12.44	7.34	$165,436
Options granted	511	13.74
Options exercised	(577)	16.34
Options cancelled	(357)	13.65
Balance as of October 31, 2022	35,915	$12.59	6.93	$18,676
Vested and exercisable as of October 31, 2022	19,126	$7.50	6.15	$107,300
Vested and expected to vest as of October 31, 2022(1)	36,162	$12.59	6.93	$18,804
(1) The number of options vested and expected to vest as of October 31, 2022 includes early exercised, unvested Class A common stock. Refer to Note 7. Stockholders’ Equity for more information.
As of October 31, 2022, there was $131.0 million of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 2.9 years.
The grant-date fair value of the options issued for the six months ended October 31, 2022 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	As of October 31,
	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	46.4%	43.9%
Expected term (years)	6.5	6.5
Risk-free interest rate	3.8%	1.0%
Restricted Stock Units
The RSUs are typically subject to service-based vesting conditions satisfied over five years with one-fifth of the award vesting after the first-year anniversary and one-twenty-fifth of the award vesting quarterly thereafter. The related stock-based compensation is recognized on a straight-line basis over the requisite service period.
A summary of the Company’s RSU activity during the six months ended October 31, 2022 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2022	12,109	$36.04
RSUs granted	11,212	17.77
RSUs vested	(3,529)	33.63
RSUs forfeited	(2,221)	34.22
Unvested Balance as of October 31, 2022	17,571	$25.05

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of October 31, 2022, there was $414.4 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.8 years.
In June 2022, the Compensation Committee of the board of directors approved the payment of fiscal year 2022 bonuses under the Company’s annual bonus program by issuing shares of restricted Class A common stock to employees. The Company issued 811,790 shares of restricted Class A common stock pursuant to this program in the six months ended October 31, 2022.
Shares issued under this bonus program were issued from the 2020 Incentive Plan and reduced the shares available for issuance under the 2020 Incentive Plan.
Starting fiscal year 2023, the Company records stock-based compensation associated with the Company’s annual bonus program that will be settled by shares of restricted Class A common stock.
Employee Stock Purchase Plan
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
Except for the initial offering period under the 2020 ESPP, which commenced on October 16, 2022 and ends on September 15, 2024, the 2020 ESPP provides for 24-month offering periods beginning September 15 and March 15 of each year, with each offering period consisting of four six-month purchase periods. The 2020 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock, subject to purchase limits of 2,500 shares during each six-month period or $25,000 worth of stock for each calendar year, through payroll deductions at price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. If the price per share of the Company’s Class A common stock on any purchase date in the offering period is lower than the price per share of the Company’s Class A common stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new 24-month offering period.
The Company uses a Black-Scholes-Merton option pricing model to determine the fair value of employee stock purchase rights granted under the 2020 ESPP.
During the six months ended October 31, 2022 and 2021, the Company recognized $0.3 million and nil, respectively, of stock-based compensation expense related to 2020 ESPP. As of October 31, 2022, there was $6.1 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

As of October 31,
2022
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	47.8 - 61.4%
Expected term (years)	0.4 - 1.9
Risk-free interest rate	4.3 - 4.5%

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Cost of subscription	$5,486	$2,364	$9,758	$3,185
Cost of professional services	479	685	1,550	1,287
Sales and marketing	19,080	13,555	35,859	19,690
Research and development	23,905	10,256	49,122	13,014
General and administrative	7,063	5,680	16,354	9,276
Total stock-based compensation expense	$56,013	$32,540	$112,643	$46,452
As of October 31, 2022, approximately $20.2 million of stock-based compensation expense was accrued and reflected under accrued compensation and employee benefits in the condensed consolidated balance sheets.
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
The Company recorded income tax expense of $0.2 million and nil for the three months ended October 31, 2022 and 2021, respectively, and $0.3 million and $0.4 million for the six months ended October 31, 2022 and 2021, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
The American Rescue Plan Act of 2021 (“ARPA”) was enacted by the United States on March 11, 2021. The ARPA did not have a material impact on the Company’s provision for income taxes for the three and six months ended October 31, 2022.
10.    Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three and six months ended October 31, 2022 and 2021.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(68,850)	$(56,739)	$(140,721)	$(94,198)
Denominator
Basic and diluted weighted-average Class A common stock outstanding	105,376	100,246	104,385	99,558
Basic and diluted weighted-average Class B common stock outstanding	3,500	3,500	3,500	3,500
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A common stock outstanding	$(0.63)	$(0.55)	$(1.30)	$(0.91)
Basic and diluted net loss per Class B common stock outstanding	$(0.63)	$(0.55)	$(1.30)	$(0.91)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows:

	As of October 31,
	2022	2021
Stock options	36,162,330	37,824,606
RSUs	17,570,508	6,041,895
11.    Related Party Transactions
Revenue Transactions with Baker Hughes Company
In June 2019, the Company entered into multiple agreements with Baker Hughes Company (“Baker Hughes”) under which Baker Hughes received a three-year subscription to use the Company’s software. These agreements were revised in June 2020 to extend the term to five years and modify the subscription fees due. Under the agreements as revised in June 2020, Baker Hughes made minimum, non-cancellable revenue commitments, inclusive of their direct subscription fees and third-party revenue generated through a joint marketing arrangement with Baker Hughes, in the amount of $46.7 million in fiscal year 2020, $53.3 million in fiscal year 2021, $75.0 million in fiscal year 2022, $125.0 million in fiscal year 2023, and $150.0 million in fiscal year 2024. The Company also agreed to pay Baker Hughes a sales commission on subscriptions and services offerings it resold in excess of these minimum revenue commitments.
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
Revenue recognized under the arrangement were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Direct subscription	$19,238	$10,012	$35,568	$20,220
Direct professional services	21	5,924	150	7,998
Total revenue from direct subscription and professional services	19,259	15,936	35,718	28,218
Total revenue from certain customers in Oil and Gas field related to the Baker Hughes arrangement	8,159	4,617	15,269	8,484
Total revenue related to the arrangement	$27,418	$20,553	$50,987	$36,702
As of October 31, 2022 and April 30, 2022, balances related to Baker Hughes that are reported within accounts receivable, net (inclusive of unbilled receivables of $53.0 million and $16.5 million, respectively) included $53.9 million and $35.8 million, respectively, and deferred revenue, current included $0.4 million and $0.1 million, respectively.
The Company recognized cost of subscription revenue related to services purchased from Baker Hughes of nil and $0.1 million during the three months ended October 31, 2022 and 2021, respectively, and nil and $0.2 million during the six months ended October 31, 2022 and 2021, respectively. The Company recognized sales and marketing expenses related to Baker Hughes of $3.5 million and $0.1 million during the three months ended October 31, 2022 and 2021, respectively, and $7.0 million and $0.2 million during the six months ended October 31, 2022 and 2021, respectively. As of October 31, 2022 and April 30, 2022, accounts payable included $2.2 million and $18.5 million, respectively.
The remaining performance obligations related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of (in thousands):

	As of October 31,
	2022	2021
Deferred revenue	$387	$18,712
Commitments from non-cancellable contracts	184,550	282,325
Total remaining performance obligations	$184,937	$301,037
As of October 31, 2022 and April 30, 2022, the current portion of deferred costs of $4.9 million and $4.9 million, respectively, were included in prepaid expenses and other current assets, and the non-current portion of $13.7 million and $16.1 million, respectively, were included in other assets, non-current. The Company amortized $1.2 million and $0.4 million of deferred commissions during the three months ended October 31, 2022 and 2021, respectively, and $2.4 million and $0.8 million of deferred commissions during the six months ended October 31, 2022 and 2021, respectively. These amounts were included in sales and marketing expense in the condensed consolidated statements of operations. The Company paid sales commission of $16.0 million and $3.4 million during the six months ended October 31, 2022 and 2021, respectively, related to this arrangement.
As of October 31, 2022 and April 30, 2022, accrued and other current liabilities included $2.4 million and $2.5 million, respectively, and other long-term liabilities included nil and $2.4 million, respectively.

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
We have built an integrated family of software applications that enables our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications across any infrastructure. Customers can deploy C3 AI solutions on all major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide five primary families of software solutions, which we collectively refer to as our C3 AI Software:
•The C3 AI Platform, our core technology, is a comprehensive application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications of any type. Our C3 AI Platform enables developers to rapidly build applications by using conceptual models of all the elements required by an Enterprise AI application instead of having to write complex, lengthy, structured programming code to define, control, and integrate the many requisite data and microservices components to work together.
•C3 AI Applications, built using the C3 AI Platform, include a large and growing family of industry-specific and use-case-specific pre-built AI applications, ready for installation and deployment.
•C3 AI Ex Machina, our no-code solution that provides secure, easy access to analysis-ready data, and enables business analysts without data science training to rapidly perform data science tasks such as building, configuring, and training AI models.
•C3 AI CRM is a family of fully AI-enabled CRM solutions that combine data from CRM systems, other enterprise systems, and exogenous data sources to power accurate demand forecasting, customer churn prediction, cross-sell recommendations, and other AI-enabled sales, marketing, and service processes.
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

How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 95% and 81% of our total revenue in the three months ended October 31, 2022 and 2021, respectively, and 91% and 85% of our total revenue in the six months ended October 31, 2022 and 2021, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancellable and non-refundable.
We define a Customer-Entity as each entity that is the ultimate parent of a party contracting with us. We commonly enter into enterprise-wide agreements with Customer-Entities that include multiple operating units or divisions. We count as a Customer each distinct division, department, business unit, or group within a Customer-Entity that uses our product(s). In situations where our Customer (or Customer-Entity) has developed software using our C3 AI Platform or developed derivative works of our C3 AI Applications and has sold that software or service to its end customer(s), we also include such end customers in our Customer count. In addition, where our software is sold to a third-party under a reseller arrangement, we include the end customer of such arrangement in our Customer count. We only count Customers and Customer-Entities for which there is revenue in the period through a Customer-Entity contract. We exclude free trials from both our Customer-Entity and Customer counts. Our Customer count was 236 and 203 as of October 31, 2022 and 2021, respectively.
We primarily recognize revenue from subscriptions on a ratable basis over the contract term or on a usage basis for consumption-based arrangements. In addition, customers typically pay a usage-based runtime fee for production use of our C3 AI Software for specified levels of capacity. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI Center of Excellence, or COE, which are included as part of the subscription when purchased.
We also generate revenue from professional services, which primarily include implementation services, training and prioritized engineering services. Professional services revenue represented 5% and 19% of our total revenue for the three months ended October 31, 2022 and 2021, respectively, and 9% and 15% of our total revenue in the six months ended October 31, 2022 and 2021, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
We are growing rapidly, with total revenue of $62.4 million and $127.7 million for the three and six months ended October 31, 2022, representing a 7% and 15% increase compared to the same periods last year, respectively. Our subscription revenue grew to $59.5 million and $116.5 million for the three and six months ended October 31, 2022, representing a 26% and 25% increase compared to the same periods last year.
Go-to-Market Strategy
Our go-to-market strategy has been focused on large organizations recognized as leaders in their respective industries or public sectors, and who are attempting to solve complicated business problems by digitally transforming their operations. These large organizations, or lighthouse customers, include companies and public agencies within the oil and gas, power and utilities, aerospace and defense, industrial products, life sciences, and financial services industries, among others. This has resulted in C3 AI powering some of the largest and most complex Enterprise AI applications worldwide. These lighthouse customers serve as proof points for other potential customers in their particular industries. As a result, we have a customer base of a relatively small number of large organizations that generate high average total subscription contract value, but we expect that, over time, as more customers adopt our technology based on the proof points provided by these lighthouse customers, the revenue represented by these customers will decrease as a percentage of total revenue. As our C3 AI Platform and much of our other C3 AI Software is industry agnostic, we also expect to expand into other industries as we grow.

In the second quarter of fiscal year 2023, we announced a change to our go-to-market strategy. The change includes a way for new customers to utilize our products at a smaller initial contract size and pay for services based on their monthly consumption of vCPU hours. Customers will begin with a two-quarter-long pilot which includes the necessary resources required to introduce the C3 AI Platform, C3 AI Applications and a desired product into their environment and receive necessary training to operate and maintain the product in production. Following the pilot period, customers will pay a minimum monthly fee and overage charges on a metered basis using vCPU hours as the metric to derive payment. Customers will be able to secure lower vCPU rates per hour by choosing a one, two or three year deal term. Customers will be able to realize business value immediately after the conclusion of the pilot and grow at their pace over subsequent quarters. We expect that total revenue growth for fiscal year 2023 will be lower than historical rates until a meaningful number of customers have concluded pilots and ongoing revenue driven by consumption.
Acquiring new customers and expanding our business with our existing customers is the intent of our go-to-market effort and is what drives our growth. Making new and existing customers successful is critical to our long-term success. After we help our customers solve their initial use cases, they typically identify incremental opportunities within their operations and expand their use of our products. The increased engagement is measured by a combination of increased vCPU usage, increased C3 AI Software subscriptions and through subscription to the C3 AI Platform for in-house AI application development.
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
•Industry Partners. We have developed an alliance program to partner with recognized leaders in their respective industries, such as Baker Hughes, Fidelity National Information Services, or FIS, and Raytheon, to develop, market, and sell solutions that are natively built on or tightly integrated with the C3 AI Platform.
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
•Independent Software Vendors. We partner with Independent Software Vendors who develop, market, and sell application solutions that are natively built on or tightly integrated with the C3 AI Platform.
Key Business Metric
We monitor remaining performance obligations, or RPO, as a key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $417.3 million and $477.4 million as of October 31, 2022 and April 30, 2022, respectively. We successfully completed our transition from a subscription-based pricing model to a consumption-based pricing model for new customers. While the immediate-term effect of this transition lowers revenue growth and decreases RPO, we believe the medium and long term effect provides a substantial accelerator to revenue growth and RPO.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of October 31, 2022 is comprised of $30.6 million related to deferred revenue and $386.7 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2022 is comprised of $49.1 million related to deferred revenue and $428.3 million of commitments from non-cancellable contracts.

RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $36.2 million and $39.4 million as of October 31, 2022 and April 30, 2022, respectively.
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
We have built a customer-focused culture and have implemented proactive programs and processes designed to drive customer success. These include a robust customer support and success function. For example, as part of our subscription offerings, we provide our customers with the ability to establish a COE, accessing our experienced and specialized resources in key technical areas like application development, data integration, and data science to accelerate and ensure our customers’ success developing applications on our C3 AI Platform. We closely monitor the health and status of every customer account through multiple activities, including real-time monitoring, daily and weekly reports to management, as well as quarterly reviews with our customers.
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
Going forward, we expect to attract new customers who prefer to subscribe to the C3 AI Platform and Applications with a consumption-based pricing model. Customers can get started at a lower initial price point to start a two quarter pilot and then have the ability to manage their expenses as consumption grows over time. This arrangement is similar to the pricing a customer would expect to see from other software vendors and cloud providers. As customers subscribe to new C3 AI products and build their own products, we expect to see increases in overall vCPU consumption and related revenue growth.

Technology Innovation
We intend to continue to invest in our research and development capabilities to extend our C3 AI Software, to expand within existing accounts, and to gain new customers. Our investments in research and development drive core technology innovation and bring new products to market. Our model-driven architecture enables us and our customers to rapidly address new use cases by building new applications and extending and enhancing the features and functionality of current C3 AI Software. By investing to make it easier to develop applications on our C3 AI Platform, our customers have become active developers. With our support, our customers have developed and deployed almost two-thirds of the applications currently in production and running on the C3 AI Platform. Research and development spending has fueled enhancements to our existing C3 AI Platform.
We expect to maintain high levels of investment in product innovation over the coming years as we continue to introduce new applications which address new industry use cases, and new features and functionality for the C3 AI Software. As our business scales over a longer-term horizon, we anticipate research and development spend as a percent of total revenue to decline.
Brand Awareness
We believe we are in the early stages of a large and expanding market for AI enabled digital transformation. We spent significantly on brand awareness over the past few years to great success. We have reduced our spend on brand awareness, but continue to invest in market education, strategic paid media, and thought leadership. We engage the market through digital, radio, outdoor, airport, and print advertising; virtual and physical events, including our C3 Transform annual user conference; and C3 AI Live, a series of livestreamed events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, machine learning, and data science.
In the near term, we expect marketing spend to decline as a percent of total revenue as we make ongoing progress in establishing C3 AI’s brand and reputation and as our business scales.
Grow Our Go-to-Market and Partnership Ecosystem
In addition to the activities of our field sales organization, our success in attracting new customers will depend on our ability to expand our ecosystem of strategic partners and the number of industry verticals that they serve. Our strategic go-to-market alliances vastly extend our reach globally. Some of our most notable partners include Baker Hughes, FIS, Microsoft, and Google. Each strategic partner is a leader in its industry, with a substantial installed customer base and extensive marketing, sales, and services resources that we can leverage to engage and serve customers anywhere in the world. Using our C3 AI Platform as the development suite, we leverage our model-driven architecture to efficiently build new cross-industry and industry-specific applications based on identifying requirements across our customer base of industry leaders and through our industry partners. Our strategy with strategic partners is to establish a significant use case and prove the value of our C3 AI Platform with a flagship customer in each industry in which we participate. We have done this with our strategic vertical industry partner in oil and gas, Baker Hughes, as well as with our iconic global customers, some of whom are deploying C3 AI technology to optimize thousands of critical assets globally across their upstream, midstream, and downstream operations. We establish formal sales and marketing plans with each partner, including specific sales goals and dedicated budgets, and we work closely with these partners to identify specific target accounts. We intend to grow the business we do with each partner and to add more partners as we expand the vertical markets we serve. We also offer revenue generating trials of our applications as part of our customer acquisition strategy.

In June 2019, we entered into a three-year arrangement with Baker Hughes as both a leading customer and as a partner in the oil and gas industry. This arrangement included a subscription to our C3 AI Platform for their own operations (which we refer to below as direct subscription fees), the exclusive right for Baker Hughes to resell our offerings worldwide in the oil and gas industry, and the non-exclusive right to resell our offerings in other industries. Under the arrangement, Baker Hughes made minimum, non-cancellable, total revenue commitments to us of $50.0 million, $100.0 million, and $170.0 million, for each of the fiscal years ending April 30, 2020, 2021, and 2022, respectively. Baker Hughes revenue commitments were inclusive of their direct subscription fees of $39.5 million per year with the remainder to be generated from the resale of our solutions by the Baker Hughes sales organization. During the fiscal year ended April 30, 2020, we recognized as revenue the full value of the first year of the direct subscription agreement and the value of deals brought in by Baker Hughes through the reseller arrangement. This arrangement was revised in June 2020 to extend the term by an additional two years, for a total of five years, with an expiration date in the fiscal year ending April 30, 2024 and to modify the annual amount of Baker Hughes’ commitments to $53.3 million, $75.0 million, $125.0 million, and $150.0 million, over the fiscal years ending April 30, 2021, 2022, 2023, and 2024, respectively. We are obligated to pay Baker Hughes a sales commission on subscriptions to our products and services offerings it resells in excess of these minimum revenue commitments.
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
Our RPO related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $0.4 million related to deferred revenue and $184.5 million of commitments from non-cancellable contracts as of October 31, 2022 and $2.3 million related to deferred revenue and $212.9 million from non-cancellable contracts as of April 30, 2022.
As of October 31, 2022 and April 30, 2022, the total estimated amount of Baker Hughes’ commitments not yet contracted under the direct subscription fee or reseller arrangement under the entire arrangement was $36.4 million and $49.3 million, respectively.
We purchase services from Baker Hughes from time to time to support our end customers in relation to our contracts with those customers. These costs are recorded as cost of subscription revenue in the condensed consolidated statement of operations.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 23% and 25% of our total revenue for the three months ended October 31, 2022 and 2021, respectively, and 22% and 28% of our total revenue for the six months ended October 31, 2022 and 2021, respectively, from international customers.
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
We expect our sales and marketing expenses will increase in absolute dollar amounts as we expect to hire additional sales personnel to increase sales coverage of target industry vertical and geographic markets. We have reduced our spend on brand awareness, but continue to invest in market education, strategic paid media, and thought leadership. Consequently, we anticipate that sales and marketing expense as a percent of total revenue to decline over time.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue
Subscription	$59,508	$47,408	$116,534	$93,530
Professional services	2,900	10,855	11,182	17,139
Total revenue	62,408	58,263	127,716	110,669
Cost of revenue
Subscription (1)	19,165	11,392	33,257	20,605
Professional services (1)	1,587	4,579	5,901	8,391
Total cost of revenue	20,752	15,971	39,158	28,996
Gross profit	41,656	42,292	88,558	81,673
Operating expenses
Sales and marketing (1)	44,936	46,166	87,923	82,988
Research and development (1)	50,051	36,523	105,928	63,235
General and administrative (1)	18,635	15,279	39,882	27,643
Total operating expenses	113,622	97,968	233,733	173,866
Loss from operations	(71,966)	(55,676)	(145,175)	(92,193)
Interest income	4,224	322	6,762	667
Other (expense) income, net	(945)	(1,372)	(1,966)	(2,271)
Net loss before provision for income taxes	(68,687)	(56,726)	(140,379)	(93,797)
Provision for income taxes	163	13	342	401
Net loss	$(68,850)	$(56,739)	$(140,721)	$(94,198)

________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of subscription	$5,486	$2,364	$9,758	$3,185
Cost of professional services	479	685	1,550	1,287
Sales and marketing	19,080	13,555	35,859	19,690
Research and development	23,905	10,256	49,122	13,014
General and administrative	7,063	5,680	16,354	9,276
Total stock-based compensation expense	$56,013	$32,540	$112,643	$46,452
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

Revenue
Subscription	95%	81%	91%	85%
Professional services	5	19	9	15
Total revenue	100	100	100	100
Cost of revenue
Subscription	31	20	26	19
Professional services	2	8	6	8
Total cost of revenue	33	27	31	26
Gross profit	67	73	69	74
Operating expenses
Sales and marketing	72	79	69	75
Research and development	80	63	83	57
General and administrative	30	26	32	25
Total operating expenses	183	168	184	157
Loss from operations	(116)	(96)	(114)	(83)
Interest income	7	1	5	1
Other (expense) income, net	(2)	(2)	(2)	(2)
Net loss before provision for income taxes	(111)	(97)	(109)	(85)
Provision for income taxes	—	—	—	—
Net loss	(111)%	(97)%	(109)%	(85)%
Comparison of the Three and Six Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Revenue
Subscription	$59,508	$47,408	$12,100	26%	$116,534	$93,530	$23,004	25%
Professional services	2,900	10,855	(7,955)	(73)%	11,182	17,139	(5,957)	(35)%
Total revenue	$62,408	$58,263	$4,145	7%	$127,716	$110,669	$17,047	15%

Subscription revenue accounted for 95% and 81% of our total revenue for the three months ended October 31, 2022 and 2021, respectively. Subscription revenue increased by $12.1 million, or 26%, for the three months ended October 31, 2022, compared to the same period last year. Approximately 17% and 14%, respectively, of the total subscription revenue was attributable to growth from new customers, and the remaining 83% and 86%, respectively, was attributable to net growth from existing customers for the three months ended October 31, 2022 and 2021, respectively. The net growth from existing customers included an increase in revenue of $9.2 million related to the Baker Hughes arrangement for the three months ended October 31, 2022, compared to the same period last year.
Subscription revenue accounted for 91% and 85% of our total revenue for the six months ended October 31, 2022 and 2021, respectively. Subscription revenue increased by $23.0 million, or 25%, for the six months ended October 31, 2022, compared to the same period last year. Approximately 15% and 12%, respectively, of the total subscription revenue was attributable to growth from new customers, and the remaining 85% and 88%, respectively, was attributable to net growth from existing customers for the six months ended October 31, 2022 and 2021, respectively. The net growth from existing customers included an increase in revenue of $15.3 million related to the Baker Hughes arrangement for the six months ended October 31, 2022, compared to the same period last year.
Professional services revenue decreased by $8.0 million, or 73%, for the three months ended October 31, 2022, compared to the same period last year, predominantly due to decrease in revenue of $5.9 million related to the Baker Hughes arrangement mainly driven by the decline in prioritized engineering services, and the timing and mix of service projects for existing C3 AI Platform and C3 AI Applications customers.
Professional services revenue decreased by $6.0 million, or 35%, for the six months ended October 31, 2022, compared to the same period last year, predominantly due to decrease in revenue of $7.8 million related to the Baker Hughes arrangement mainly driven by the decline in prioritized engineering services, partially offset by increase in professional services to other customers due to the timing and mix of service projects for existing C3 AI Platform and C3 AI Applications customers.
Cost of Revenue

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Cost of revenue
Subscription	$19,165	$11,392	$7,773	68%	$33,257	$20,605	$12,652	61%
Professional services	1,587	4,579	(2,992)	(65)%	5,901	8,391	(2,490)	(30)%
Total cost of revenue	$20,752	$15,971	$4,781	30%	$39,158	$28,996	$10,162	35%
The increase in cost of subscription revenue for the three months ended October 31, 2022 compared to the same period last year was primarily due to higher personnel related costs of $4.6 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher third-party outsourcing costs of $1.0 million, higher amortization of capitalized software costs of $1.0 million, and higher overhead costs of $0.9 million.
The increase in cost of subscription revenue for the six months ended October 31, 2022 compared to the same period last year was primarily due to higher personnel related costs of $8.1 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher third-party outsourcing costs of $1.6 million, higher amortization of capitalized software costs of $1.0 million, and higher overhead costs of $1.1 million.
The decrease in cost of professional services revenue for the three months ended October 31, 2022 compared to the same period last year was primarily due to lower personnel related costs of $1.2 million, lower third-party outsourcing costs of $1.1 million and lower overhead costs of $0.8 million.
The decrease in cost of professional services revenue for the six months ended October 31, 2022 compared to the same period last year was primarily due to lower third-party outsourcing costs of $1.9 million, and lower overhead costs of $0.4 million.

Gross Profit and Gross Margin

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Gross profit	$41,656	$42,292	$(636)	(2)%	$88,558	$81,673	$6,885	8%
Gross margin
Subscription	68%	76%			71%	78%
Professional services	45%	58%			47%	51%
Total gross margin	67%	73%			69%	74%
The decrease in total gross margins for the three months ended October 31, 2022 compared to the same period last year was driven by decline in subscription margin and professional service margin. The subscription margin for the three months ended October 31, 2022 decreased due to higher personnel-related costs as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, compared to the same period last year. The professional service margin for the three months ended October 31, 2022 decreased primarily due to the mix of professional services provided, including a decrease in prioritized engineering services, which generally have higher margins, compared to the same period last year.
The decrease in total gross margins for the six months ended October 31, 2022 compared to the same period last year was driven by decline in subscription margin and professional service margin. The subscription margin for the six months ended October 31, 2022 decreased due to higher personnel-related costs as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, compared to the same period last year. The professional service margin for the six months ended October 31, 2022 decreased primarily due to the mix of professional services provided, including a decrease in prioritized engineering services, which generally have higher margins, compared to the same period last year.
Operating Expenses

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Operating expenses
Sales and marketing	$44,936	$46,166	$(1,230)	(3)%	$87,923	$82,988	$4,935	6%
Research and development	50,051	36,523	13,528	37%	105,928	63,235	42,693	68%
General and administrative	18,635	15,279	3,356	22%	39,882	27,643	12,239	44%
Total operating expenses	$113,622	$97,968	$15,654	16%	$233,733	$173,866	$59,867	34%
Sales and Marketing. The decrease in sales and marketing expense for the three months ended October 31, 2022 compared to the same period last year was primarily due to lower advertising spend of $13.7 million, partially offset by higher personnel-related costs as a result of $8.0 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher marketing costs of $2.3 million, higher overhead costs of $1.2 million and higher commission expense of $0.8 million.
The increase in sales and marketing expense for the six months ended October 31, 2022 compared to the same period last year was primarily due to higher personnel-related costs of $19.2 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher marketing costs of $4.6 million, higher commission expense of $1.6 million, and higher overhead costs of $1.3 million, partially offset by lower advertising spend of $22.8 million.

Research and Development. The increase in research and development expense for the three months ended October 31, 2022 compared to the same period last year was primarily due to higher personnel-related costs of $15.9 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, and higher hosting costs of $2.4 million, partially offset by lower C3.ai DTI contributions of $5.7 million.
The increase in research and development expense for the six months ended October 31, 2022 compared to the same period last year was primarily due to higher personnel-related costs of $40.1 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher hosting costs of $5.6 million, and higher facilities costs of $2.2 million, partially offset by lower C3.ai DTI contributions of $5.6 million, and lower professional services costs of $1.1 million.
General and Administrative. The increase in general and administrative expense for the three months ended October 31, 2022 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $1.7 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher professional services costs of $1.4 million, and higher overhead costs of $0.3 million.
The increase in general and administrative expense for the six months ended October 31, 2022 compared to the same period last year was primarily due to higher personnel-related costs of $9.1 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher professional services costs of $1.9 million, and higher overhead costs of $0.7 million.
Interest Income

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Interest income	$4,224	$322	$3,902	1212%	$6,762	$667	$6,095	914%
The increase in interest income for the three months ended October 31, 2022 compared to the same period last year was primarily due to investments in higher expected returns securities such as corporate debt securities.
The increase in interest income for the six months ended October 31, 2022 compared to the same period last year was primarily due to investments in higher expected returns securities such as corporate debt securities.
Other (Expense) Income, Net

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Other (expense) income, net	$(945)	$(1,372)	$427	(31)%	$(1,966)	$(2,271)	$305	(13)%
The decrease in other (expense) income, net for the three months ended October 31, 2022 compared to the same period last year was primarily due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.
The decrease in other (expense) income, net for the six months ended October 31, 2022 compared to the same period last year was primarily due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.

Provision for Income Taxes

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Provision for income taxes	$163	$13	$150	1154%	$342	$401	$(59)	(15)%
The change in provision for the three and six months ended October 31, 2022 compared with the same period last year was primarily related to foreign and state tax expense.
Non-GAAP Financial Measure
In addition to our financial results determined in accordance with generally accepted accounting principles in the United States, or GAAP, we believe free cash flow, a non-GAAP financial measure, is useful in evaluating liquidity and provides information to management and investors about our ability to fund future operating needs and strategic initiatives. We calculate free cash flow as net cash used in operating activities less purchases of property and equipment and capitalized software development costs. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash used in operating activities. This non-GAAP financial measure may be different than similarly titled measures used by other companies. Additionally, the utility of free cash flow is further limited as it does not represent the total increase or decrease in our cash balances for a given period. The following table below provides a reconciliation of free cash flow to the GAAP measure of net cash used in operating activities for the periods presented.

	Six Months Ended October 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(90,845)	$(17,876)
Less:
Purchases of property and equipment	(39,978)	(1,429)
Capitalized software development costs	(1,000)	(500)
Free cash flow	$(131,823)	$(19,805)
Net cash provided by investing activities	$30,532	$70,849
Net cash (used in) provided by financing activities	$(1,593)	$11,200
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of October 31, 2022 and April 30, 2022, we had $277.6 million and $339.5 million of cash and cash equivalents and $581.1 million and $652.7 million of investments, respectively, which were held for working capital purposes. Our short-term and long-term investments generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $682.1 million as of October 31, 2022 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.

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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(90,845)	$(17,876)
Cash provided by investing activities	$30,532	$70,849
Cash (used in) provided by financing activities	$(1,593)	$11,200
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(61,906)	$64,173
Operating Activities. Net cash used in operating activities of $90.8 million for the six months ended October 31, 2022 was due to our net loss of $140.7 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $112.6 million, depreciation and amortization of $2.4 million, and non-cash operating lease cost of $1.1 million. The $65.9 million cash outflows related to changes in operating assets and liabilities was primarily attributable to a decrease in accounts payable of $28.2 million, a decrease to deferred revenue of $18.5 million inclusive of a decrease in related party balances of $0.3 million, an increase in accounts receivable of $14.7 million inclusive of an increase in related party balances of $18.0 million, an increase in prepaid expenses, other current assets and other assets of $3.2 million, a decrease in other liabilities of $0.9 million, and a decrease to accrued compensation and employee benefits of $1.1 million. This was partially offset by cash inflows related to an increase in lease liabilities of $0.7 million.
Net cash used in operating activities of $17.9 million for the six months ended October 31, 2021 was due to our net loss of $94.2 million adjusted for non-cash charges for stock-based compensation of $46.5 million, depreciation and amortization of $2.4 million, and non-cash operating lease cost of $1.1 million. The $26.9 million cash inflow related to changes in operating assets and liabilities was primarily attributable to a decrease in accounts receivable of $39.0 million inclusive of an increase in related party balances of $5.8 million, and an increase in other liabilities of $13.6 million. This was partially offset by cash outflows related to an increase in prepaid expenses, other current assets and other assets of $15.1 million, a decrease to accrued compensation and employee benefits of $5.4 million, a decrease to deferred revenue of $2.3 million inclusive of an increase in related party balances of $9.8 million, a decrease in accounts payable of $1.7 million, and a decrease in lease liabilities of $1.2 million.
Investing Activities. Net cash provided by investing activities of $30.5 million for the six months ended October 31, 2022 was primarily attributable to maturities and sales of investments of $455.5 million, partially offset by purchases of investments of $384.0 million and capital expenditures of $41.0 million mainly related to the leasehold improvements associated with the new leased space.
Net cash provided by investing activities of $70.8 million for the six months ended October 31, 2021 was primarily attributable to the maturities and sales of investments of $461.6 million, partially offset by purchases of investments of $388.9 million and capital expenditures of $1.9 million.
Financing Activities. Net cash used in financing activities of $1.6 million during the six months ended October 31, 2022 was due to $3.4 million of taxes paid related to net share settlement of equity awards, partially offset by $1.8 million of proceeds from the exercise of stock options for Class A common stock.

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
Interest Rate Risk
As of October 31, 2022, we had cash, cash equivalents, and investments of $858.8 million. As of April 30, 2022, we had cash, cash equivalents, and investments of $992.2 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of October 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the three months ended October 31, 2022 and 2021, approximately 10% and 17%, respectively, and for the six months ended October 31, 2022 and 2021, approximately 9% and 17%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, including higher employee compensation costs, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, or results of operations.

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
ITEM 1A. RISK FACTORS
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, C3 AI Software (which includes our C3 AI Platform, C3 AI Applications, C3 AI Ex Machina, C3 AI CRM and C3 AI Data Vision), reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Our Industry
We have a limited operating history, which makes it difficult to evaluate our prospects and future results of operations.
We were founded in 2009. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, we expect our revenue growth to slow. A number of factors could cause our growth rate to be adversely impacted, including any reduction in demand for our C3 AI Software, reduction in consumption of our C3 AI Software, increased competition, contraction of our overall market, our inability to accurately forecast demand for our C3 AI Software, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business will be harmed.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $68.9 million and $56.7 million for the three months ended October 31, 2022 and 2021, respectively, and $140.7 million and $94.2 million for the six months ended October 31, 2022 and 2021, respectively. As a result, we had an accumulated deficit of $682.1 million as of October 31, 2022. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:

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
As the markets for our subscriptions grow, as new competitors introduce new products or services that compete with ours, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing model as we have historically used. Regardless of pricing model used, large customers may demand higher price discounts than in the past. Our competitors may also introduce new products that compete with ours or reduce their prices, or we may be unable to attract new customers or retain existing customers based on our historical subscription and pricing models. As a result, we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models, any of which could adversely affect our business.

We have limited experience with respect to determining the optimal prices for subscriptions for our C3 AI Software. In the past, we have been able to increase our prices for our C3 AI Software but we may choose not to introduce or be unsuccessful in implementing future price increases or changes in our pricing models. In the second quarter of fiscal year 2023, we announced a change to our go-to-market strategy. This change includes a way for new customers to utilize our products at a smaller initial contract size and pay for services based on their monthly consumption of vCPU hours, rather than payment pursuant to a purely subscription-based payment option. Unlike customers utilizing our existing subscription-based option described herein, in which revenue is recognized ratably over the term of the subscription, for customers utilizing our new consumption-based payment option, we will recognize revenue on consumption. Because such customers will have flexibility in the timing of their consumption, we do not have the same visibility into the timing of revenue recognition for such customers that we have with our subscription-based customers. There is a risk that customers using the consumption-based option will consume our platform more slowly than we expect, and our actual results may differ from our forecasts. This risk may increase as more customers move to the consumption-based model. Further, investors and securities analysts may not understand how our consumption-based option differs from our subscription-based option, or the intersection of our consumption-based option and our subscription-based option. If our results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class actions.
Given our limited operating history and limited experience with our current pricing models, we may not be able to accurately predict customer renewal or retention rates. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations, and financial condition.
Our revenue growth depends in part on the success of our strategic relationships with third parties, including channel partners, and if we are unable to establish and maintain successful relationships with them, our business, operating results, and financial condition could be adversely affected.
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operates as the exclusive channel partner and reseller of our C3 AI Software in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was most recently revised in October 2021 and now continues until April 30, 2025. We also have strategic relationships with Amazon Web Services, Fidelity National Information Services, Google Cloud, Microsoft, and Raytheon.
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
Our ability to grow our customer base and generate revenue from customers will depend heavily on our ability to enhance and improve our C3 AI Software, to develop additional functionality and use cases, introduce new features and applications and interoperate across an increasing range of devices, operating systems, and third-party applications. Our customers may require features and capabilities that our current C3 AI Software does not have or may face use cases that our current C3 AI Software does not address. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic customer demand for our C3 AI Software. When we develop a new enhancement or improvement to our C3 AI Software, we typically incur expenses and expend resources upfront to develop, market and promote the new enhancement and improvement. Therefore, when we develop and introduce new enhancements and improvements to our C3 AI Software, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. There is no assurance that our enhancements to our C3 AI Software or our new application experiences, functionality, use cases, features, or capabilities will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our C3 AI Software in a manner that satisfies customer preferences in a secure, timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our C3 AI Software.
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
Identifying and recruiting qualified sales representatives and training them is time consuming and resource intensive, and they may not be fully trained and productive for a significant amount of time. Our C3 AI Software is complicated and, as such, our sales force and operations require significant time and investment for proper recruitment, onboarding, and training in order for our sales operations to be productive. In addition, as we enter into new markets, expand the capabilities of our C3 AI Software and offer new C3 AI Software, we may need to identify and recruit additional sales and marketing efforts specific to such strategic expansion. Our efforts to do so may be increasingly resource intensive, time consuming, and ultimately unsuccessful. We also dedicate significant resources to sales and marketing programs, including internet and other online advertising. As more customers take advantage of our consumption-based pricing options, once a new customer begins using our C3 AI Software, our sales team will need to continue to focus on expanding consumption with that customer. All of these efforts require us to invest significant financial and other resources. In addition, the cost to acquire customers is high due to these marketing and sales efforts. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We will not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
We recognize revenue from subscriptions to our C3 AI Software over the terms of such subscriptions. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information and the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which becomes operative January 1, 2023, will expand the CCPA’s requirements, including applying to personal information of business representatives and employees. The CPRA also establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted comprehensive data privacy laws. For example, Colorado, Connecticut, Utah and Virginia have passed privacy laws which differ from the CPRA and all of which become effective in 2023 and similar laws are being considered in other states and at the federal level and local levels, reflecting a trend toward more stringent privacy legislation in the United States, which could further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services and, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.
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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. European and other data protection laws, including the GDPR and UK data protection regime also restrict the ability of companies to transfer personal data to the United States and other countries. In the EEA, recent legal challenges and increasingly strict interpretive guidance have created significant uncertainty about what measures would suffice to make such transfers lawful. On July 16, 2020, in a case known as Schrems II, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework under which personal data could be transferred from the EEA to the United States by entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the Standard Contractual Clauses, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, on 4 June 2021 the European Commission published new Standard Contractual Clauses for the transfer of personal data to countries outside the EEA. These new Standard Contractual Clauses had to be used for relevant new data transfers from 27 September 2021 onwards and existing Standard Contractual Clauses arrangements must be migrated to the revised clauses by 27 December 2022. Relatedly, we have to comply with the UK-specific requirements related to transfers of personal data outside of the UK, which increases our regulatory compliance burden. The UK Information Commissioner’s Office, or ICO, introduced a new transfer mechanism for international transfers of personal data originating from the UK, the International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU Standard Contractual Clauses, or UK Addendum, which came in force on 21 March 2022. From 21 September 2022, the IDTA or UK Addendum must be used for relevant new data transfers; while existing Standard Contractual Clauses arrangements must be migrated over to the IDTA or UK Addendum by 21 March 2024. We are still in the process of updating all of our contracts entailing the transfer of personal data outside of the UK, and where applicable the EEA, with these new transfer mechanisms. In addition, Switzerland similarly restricts personal data transfers outside of its jurisdiction to countries that do not provide an adequate level of personal data protection, such as the United States, and certain countries outside Europe have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.
As such, we, or our vendors, may be unable to implement measures sufficient to lawfully transfer personal data in a manner necessary to provide our services in certain regions without incurring significant cost, or at all. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. In an effort to restore the free flow of personal data from Europe to the United States U.S. President Joseph Biden signed the Executive Order on Enhancing Safeguard for United States Signals Intelligence Activities (“EO”), on October 7, 2022. The EO answers to certain shortcomings identified by the EU but it does not yet allow for the free transfers of personal data to the United States. Organizations must continue to implement a valid compliance mechanism for cross-border data transfers, such as the Standard Contractual Clauses, and conduct an assessment of the U.S. laws prior to transferring personal data to the United States. As the EO introduces safeguards for U.S. intelligence services’ access to European personal information, certain supplementary measures that have been implemented and are linked to these practices could be softened and the overall risk associated to the data transfer could be lowered. It is expected that a new EU-US data transfer framework will not be ready before Spring 2023.

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
Our C3 AI Software processes our customers’ proprietary and sensitive data, potentially including personal information, confidential information, protected health information, financial data, intellectual property, and trade secrets. Our C3 AI Software is built to be available on the infrastructure of third-party public cloud providers such as Amazon Web Services, Microsoft Azure, and Google Cloud Platform. We also use service providers to help us deliver services to our customers. These service providers may process personal information, protected health information, or other confidential information of our employees, partners or customers in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and payroll, content delivery to customers, and other functions. We collect such information from individuals located both in the United States and abroad and may process such information outside the country in which it was collected. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and our customers’ industries and such attacks continue to increase. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory and other cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, advanced persistent threat intrusions, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, nation-state-supported actors, and “hacktivists,” are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our product) or the third-party information technology systems that support us and our services.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
While we and our service providers have implemented a number of security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. We may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Any actual or potential security breach of our C3 AI Software, our operational systems, our physical facilities, or the systems or facilities of our partners, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended October 31, 2022 and 2021, 10% and 17% of our revenue, respectively, and for the six months ended October 31, 2022 and 2021, 9% and 17% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended October 31, 2022 and 2021, 6% and 5% of our expenses, respectively, and for the six months ended October 31, 2022 and 2021, 5% and 5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
Risks Related to Our International Operations
We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have Customer-Entities in more than 15 countries, and 22% of our revenue for the six months ended October 31, 2022 was generated from customers outside of North America. As of October 31, 2022, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
We are subject to the FCPA, U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and similar laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party business partners or intermediaries, representatives, and agents from authorizing, offering, or providing, directly or indirectly, improper payments or other benefits to government officials or others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we increase our international sales and business, our risks under these laws may increase.

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
As of October 31, 2022, we have 14 issued patents in the United States, 12 issued counterpart patents in a number of international jurisdictions, over 30 patent applications pending in the United States, and 50 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2039. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Software. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of October 31, 2022, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 22.4% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 57.0% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
In addition, as of October 31, 2022, there were 29,491,976 shares of Class A common stock subject to outstanding options under our Amended and Restated 2012 Equity Incentive Plan and 23,993,707 shares of Class A common stock subject to equity awards outstanding under our 2020 Equity Incentive Plan. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.

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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls, or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended October 31, 2022.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
August 1 - August 31, 2022	1,389	$7.02	—	$85,000
September 1 - September 30, 2022	—	—	—	$85,000
October 1 - October 31, 2022	—	—	—	$85,000
Total	1,389	$7.02	—
(1)     Includes shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.
(2)     In December 2021, our board of directors approved a stock repurchase program for the repurchase of up to $100.0 million of outstanding shares of Class A common stock over the course of 18 months. See Note 7. Stockholders’ Equity for further information. Under the program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We did not repurchase any shares under this program in the three months ended October 31, 2022. As of October 31, 2022, $85.0 million remained available for future repurchases under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

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
C3.ai, Inc.

Date: December 7, 2022	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: December 7, 2022	By:	/s/ Juho Parkkinen
Juho Parkkinen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)