Form 10-Q
period 2023-01-31
C3.ai, Inc.
filed 2023-03-03
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39744
C3.ai, Inc.
(Exact name of registrant as specified in its charter)

Delaware		26-3999357
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1400 Seaport Blvd
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of February 27, 2023, the registrant had outstanding 108,709,732 shares of Class A common stock and 3,499,992 shares of Class B common stock.

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
•the estimated addressable market opportunity for our C3 AI Software;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•the effects of macroeconomic uncertainties and the coronavirus, or COVID-19, pandemic;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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
•Macroeconomic uncertainties and the COVID-19 pandemic, have had, and could continue to have, an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and users operate.
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
•Provisions in our constituent documents and Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.
General Risks
•If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•Our business could be disrupted by catastrophic events.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	January 31, 2023	April 30, 2022
Assets
Current assets
Cash and cash equivalents	$311,142	$339,528
Short-term investments	461,298	620,633
Accounts receivable, net of allowance of $359 and $157 as of January 31, 2023 and April 30, 2022, respectively(1)	143,678	80,271
Prepaid expenses and other current assets(2)	30,392	20,004
Total current assets	946,510	1,060,436
Property and equipment, net	75,197	14,517
Goodwill	625	625
Long-term investments	17,369	32,086
Other assets, non-current(3)	55,512	63,218
Total assets	$1,095,213	$1,170,882
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$19,990	$54,218
Accrued compensation and employee benefits	39,522	32,223
Deferred revenue, current(5)	38,893	48,854
Accrued and other current liabilities(6)	25,203	14,874
Total current liabilities	123,608	150,169
Deferred revenue, non-current	51	288
Other long-term liabilities(7)	24,184	30,948
Total liabilities	147,843	181,405
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of January 31, 2023 and April 30, 2022; 108,508,976 and 102,725,041 shares issued and outstanding as of January 31, 2023 and April 30, 2022, respectively	109	103
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of January 31, 2023 and April 30, 2022; 3,499,992 and 3,499,992 shares issued and outstanding as of January 31, 2023 and April 30, 2022, respectively	3	3
Additional paid-in capital	1,693,574	1,532,917
Accumulated other comprehensive loss	(1,035)	(2,148)
Accumulated deficit	(745,281)	(541,398)
Total stockholders’ equity	947,370	989,477
Total liabilities and stockholders’ equity	$1,095,213	$1,170,882
(1)     Including amounts from a related party of $82,143 and $35,848 as of January 31, 2023 and April 30, 2022, respectively.
(2)     Including amounts from a related party of $4,983 and $4,862 as of January 31, 2023 and April 30, 2022, respectively.
(3)     Including amounts from a related party of $12,495 and $16,141 as of January 31, 2023 and April 30, 2022, respectively.
(4)     Including amounts from a related party of nil and $18,549 as of January 31, 2023 and April 30, 2022, respectively.
(5)     Including amounts from a related party of $318 and $132 as of January 31, 2023 and April 30, 2022, respectively.
(6)     Including amounts from a related party of $2,448 and $2,510 as of January 31, 2023 and April 30, 2022, respectively.
(7)     Including amounts from a related party of nil and $2,448 as of January 31, 2023 and April 30, 2022, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Revenue
Subscription(1)	$57,043	$57,084	$173,577	$150,614
Professional services(2)	9,626	12,689	20,808	29,828
Total revenue	66,669	69,773	194,385	180,442
Cost of revenue
Subscription(3)	21,294	12,275	54,551	32,880
Professional services	977	5,079	6,878	13,470
Total cost of revenue	22,271	17,354	61,429	46,350
Gross profit	44,398	52,419	132,956	134,092
Operating expenses
Sales and marketing(4)	43,497	43,146	131,420	126,134
Research and development	55,051	40,931	160,979	104,166
General and administrative	17,888	15,748	57,770	43,391
Total operating expenses	116,436	99,825	350,169	273,691
Loss from operations	(72,038)	(47,406)	(217,213)	(139,599)
Interest income	6,987	410	13,749	1,077
Other income (expense), net	2,032	7,742	66	5,471
Loss before provision for income taxes	(63,019)	(39,254)	(203,398)	(133,051)
Provision for income taxes	143	193	485	594
Net loss	$(63,162)	$(39,447)	$(203,883)	$(133,645)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.57)	$(0.38)	$(1.87)	$(1.29)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	110,735	105,093	108,869	103,841
(1)    Including related party revenue of $20,316 and $19,740 for the three months ended January 31, 2023 and 2022, respectively, and $55,884 and $39,960 for the nine months ended January 31, 2023 and 2022, respectively.
(2)    Including related party revenue of $8,599 and $4,892 for the three months ended January 31, 2023 and 2022, respectively, and $8,749 and $12,890 for the nine months ended January 31, 2023 and 2022, respectively.
(3)    Including related party cost of revenue of nil and $191 for the three months ended January 31, 2023 and 2022, respectively, and nil and $388 for the nine months ended January 31, 2023 and 2022, respectively.
(4)    Including related party sales and marketing expense of $3,515 and $2,398 for the three months ended January 31, 2023 and 2022, respectively, and $10,546 and $2,590 for the nine months ended January 31, 2023 and 2022, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Net loss	$(63,162)	$(39,447)	$(203,883)	$(133,645)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	1,770	(556)	1,113	(877)
Comprehensive loss	$(61,392)	$(40,003)	$(202,770)	$(134,522)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended January 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2022	110,101	$110	$1,637,980	$(2,805)	$(682,119)	$953,166
Issuance of Class A common stock upon exercise of stock options, net of repurchases	180	—	590	—	—	590
Vesting of early exercised Class A common stock options	—	—	286	—	—	286
Tax withholding related to net share settlement of equity awards	(115)	—	(1,440)	—	—	(1,440)
Vesting of restricted stock units	1,843	2	10,253	—	—	10,255
Stock-based compensation expense	—	—	45,905	—	—	45,905
Other comprehensive gain	—	—	—	1,770	—	1,770
Net loss	—	—	—	—	(63,162)	(63,162)
Balance as of January 31, 2023	112,009	$112	$1,693,574	$(1,035)	$(745,281)	$947,370

	Nine Months Ended January 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2022	106,225	$106	$1,532,917	$(2,148)	$(541,398)	$989,477
Issuance of Class A common stock upon exercise of stock options, net of repurchases	747	1	2,386	—	—	2,387
Vesting of early exercised Class A common stock options	—	—	842	—	—	842
Tax withholding related to net share settlement of equity awards	(336)	—	(4,815)	—	—	(4,815)
Vesting of restricted stock units	5,373	5	23,923	—	—	23,928
Stock-based compensation expense	—	—	138,321	—	—	138,321
Other comprehensive gain	—	—	—	1,113	—	1,113
Net loss	—	—	—	—	(203,883)	(203,883)
Balance as of January 31, 2023	112,009	$112	$1,693,574	$(1,035)	$(745,281)	$947,370

	Three Months Ended January 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2021	104,871	$105	$1,470,176	$(240)	$(443,531)	$1,026,510
Issuance of Class A common stock upon exercise of stock options, net of repurchases	1,397	1	8,323	—	—	8,324
Vesting of early exercised Class A common stock options	—	—	483	—	—	483
Vesting of restricted stock units	17	—	—	—	—	—
Stock-based compensation expense	—	—	31,361	—	—	31,361
Other comprehensive loss	—	—	—	(556)	—	(556)
Net loss	—	—	—	—	(39,447)	(39,447)
Balance as of January 31, 2022	106,285	$106	$1,510,343	$(796)	$(482,978)	$1,026,675

	Nine Months Ended January 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2021	102,167	$102	$1,410,325	$81	$(349,333)	$1,061,175
Issuance of Class A common stock upon exercise of stock options, net of repurchases	4,064	4	19,814	—	—	19,818
Vesting of early exercised Class A common stock options	—	—	2,391	—	—	2,391
Vesting of restricted stock units	54	—	—	—	—	—
Stock-based compensation expense	—	—	77,813	—	—	77,813
Other comprehensive loss	—	—	—	(877)	—	(877)
Net loss	—	—	—	—	(133,645)	(133,645)
Balance as of January 31, 2022	106,285	$106	$1,510,343	$(796)	$(482,978)	$1,026,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(203,883)	$(133,645)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,257	3,761
Non-cash operating lease cost	5,820	2,369
Stock-based compensation expense	168,474	77,813
Other	(1,779)	255
Changes in operating assets and liabilities
Accounts receivable(1)	(63,609)	(1,963)
Prepaid expenses, other current assets and other assets(2)	(7,745)	(21,108)
Accounts payable(3)	(26,250)	2,237
Accrued compensation and employee benefits	1,069	759
Operating lease liabilities	(3,296)	(2,303)
Other liabilities(4)	(4,606)	14,304
Deferred revenue(5)	(10,197)	(15,779)
Net cash used in operating activities	(142,745)	(73,300)
Cash flows from investing activities:
Purchases of property and equipment	(59,767)	(2,183)
Capitalized software development costs	(1,000)	(500)
Purchases of investments	(497,288)	(540,290)
Maturities and sales of investments	674,440	698,312
Net cash provided by investing activities	116,385	155,339
Cash flows from financing activities:
Payment of deferred offering costs	—	(105)
Proceeds from exercise of Class A common stock options	2,364	19,334
Taxes paid related to net share settlement of equity awards	(4,815)	—
Net cash (used in) provided by financing activities	(2,451)	19,229
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,811)	101,268
Cash, cash equivalents and restricted cash at beginning of period	352,519	116,255
Cash, cash equivalents and restricted cash at end of period	$323,708	$217,523
Cash and cash equivalents	$311,142	$204,531
Restricted cash included in other assets, non-current	12,566	12,567
Restricted cash included in prepaid expenses and other current assets	—	425
Total cash, cash equivalents and restricted cash	$323,708	$217,523
Supplemental disclosure of cash flow information—cash paid for income taxes	$219	$677
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$12,618	$483
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$2,033	$26,529
Unpaid liabilities related to intangible purchases	$1,500	$2,500
Vesting of early exercised stock options	$842	$2,391
(1)Including changes in related party balances of $46,295 and $547 for the nine months ended January 31, 2023 and 2022, respectively.
(2)Including changes in related party balances of $(3,525) and $14,102 for the nine months ended January 31, 2023 and 2022, respectively.
(3)Including changes in related party balances of $(18,549) and $2,359 for the nine months ended January 31, 2023 and 2022, respectively.
(4)Including changes in related party balances of $(2,510) and $12,674 for the nine months ended January 31, 2023 and 2022, respectively.
(5)Including changes in related party balances of $186 and $(7,122) for the nine months ended January 31, 2023 and 2022, respectively.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2023 and the results of operations for the three and nine months ended January 31, 2023. The results of operations for the three and nine months ended January 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2022, which was filed with the SEC on June 23, 2022. There have been no significant changes to these policies during the three and nine months ended January 31, 2023.
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
North America (1)	$55,254	$56,846	$155,108	$136,995
Europe, the Middle East and Africa (1)	9,546	11,108	32,138	36,116
Asia Pacific (1)	1,801	1,819	6,603	7,331
Rest of World (1)	68	—	536	—
Total revenue	$66,669	$69,773	$194,385	$180,442
__________________
(1)The United States comprised 83% and 81% of the Company’s revenue for the three months ended January 31, 2023 and 2022, respectively, and 80% and 76% of the Company’s revenue for the nine months ended January 31, 2023 and 2022, respectively. France comprised 8% of the Company’s revenue for the three months ended January 31, 2022, and 11% of the Company’s revenue for the nine months ended January 31, 2022. No other country comprised 10% or greater of the Company’s revenue for the three and nine months ended January 31, 2023 or 2022.
Deferred Revenue
As of January 31, 2023 and April 30, 2022, the Company's deferred revenue balances were $38.9 million and $49.1 million, respectively. Revenue of $45.6 million and $68.8 million was recognized during the nine months ended January 31, 2023 and 2022, respectively, that was included in the deferred revenue balances as of April 30, 2022 and 2021, respectively.
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
Revenue expected to be recognized from remaining performance obligations was approximately $403.2 million as of January 31, 2023, of which $176.3 million is expected to be recognized over the next 12 months and the remainder thereafter.
Customer Concentration and Accounts Receivable
All of the Company’s Customer-Entities consist of corporate and governmental entities. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from accounts receivable balance. One Customer-Entity accounted for 45% of revenue for the three months ended January 31, 2023. Two separate Customer-Entities accounted for 36% and 10%, respectively, of revenue for the three months ended January 31, 2022. One Customer-Entity accounted for 34% of revenue for the nine months ended January 31, 2023. Two separate Customer-Entities accounted for 30% and 10%, respectively, of revenue for the nine months ended January 31, 2022. Two separate Customer-Entities accounted for 22% and 18%, respectively, of accounts receivable at January 31, 2023. Three separate Customer-Entities accounted for 32%, 13% and 12%, respectively, of accounts receivable at April 30, 2022. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable included unbilled receivables as of January 31, 2023 and April 30, 2022 of $87.9 million and $19.9 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of January 31, 2023				As of April 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$155,476	$—	$—	$155,476	$107,726	$—	$—	$107,726
Certificates of deposit	—	—	—	—	—	3,000	—	3,000
Commercial paper		121,995	—	121,995	—	142,511	—	142,511
Corporate debt securities	—	3,327	—	3,327	—	8,884	—	8,884
Available-for-sale marketable securities:
U.S. treasury securities		12,442	—	12,442	—	12,763	—	12,763
Certificates of deposit	—	64,252	—	64,252	—	97,205	—	97,205
U.S. government agencies securities	—	26,428	—	26,428	—	13,890	—	13,890
Commercial paper	—	180,413	—	180,413	—	241,132	—	241,132
Corporate debt securities	—	195,132	—	195,132	—	287,729	—	287,729
Total cash equivalents and available-for-sale marketable securities	$155,476	$603,989	$—	$759,465	$107,726	$807,114	$—	$914,840
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

	As of January 31, 2023				As of April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$155,476	$—	$—	$155,476	$107,726	$—	$—	$107,726
Certificates of deposit	—			—	3,000	—	—	3,000
Commercial paper	121,995	—	—	121,995	142,511	—	—	142,511
Corporate debt securities	3,325	2	—	3,327	8,889	—	(5)	8,884
Available-for-sale marketable securities:
U.S. treasury securities	12,506	—	(64)	12,442	12,764	—	(1)	12,763
Certificates of deposit	64,252	—	—	64,252	97,205	—	—	97,205
U.S. government agencies securities	26,627	—	(199)	26,428	14,113	—	(223)	13,890
Commercial paper	180,413	—	—	180,413	241,134	—	(2)	241,132
Corporate debt securities	195,906	48	(822)	195,132	289,646	20	(1,937)	287,729
Total cash equivalents and available-for-sale marketable securities	$760,500	$50	$(1,085)	$759,465	$916,988	$20	$(2,168)	$914,840
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of January 31, 2023		As of April 30, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$462,308	$461,298	$622,517	$620,633
After one year through five years	17,396	17,369	32,345	32,086
Total	$479,704	$478,667	$654,862	$652,719

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of January 31, 2023 (in thousands):

	As of January 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$(64)	$12,441	$—	$—	$(64)	$12,441
U.S. government agencies securities	(198)	24,058	(1)	1,092	(199)	25,150
Commercial paper	—	8,002	—	—	—	8,002
Corporate debt securities	(791)	153,031	(31)	6,103	(822)	159,134
Total	$(1,053)	$197,532	$(32)	$7,195	$(1,085)	$204,727
As of January 31, 2023, the Company had 175 investment positions in an unrealized loss position. As of April 30, 2022, the Company had 284 investment positions that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities at January 31, 2023.
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at January 31, 2023 and April 30, 2022 (in thousands):

	Useful Life	As of January 31,	As of April 30,
	(in months)	2023	2022
Leasehold improvements	*	$8,878	$8,878
Computer equipment	36	4,544	3,321
Office furniture and equipment	60	426	348
Capital in progress	NA	73,077	11,261
Property and equipment, gross		86,925	23,808
Less: accumulated depreciation and amortization		(11,728)	(9,291)
Property and equipment, net		$75,197	$14,517
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Capital in progress primarily consisted of costs related to various leasehold improvements in connection with the new leased space that have not yet been placed into service.
Depreciation and amortization expense related to property and equipment was $0.5 million and $1.1 million for the three months ended January 31, 2023 and 2022, respectively, and $2.4 million and $3.3 million for the nine months ended January 31, 2023 and 2022, respectively.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at January 31, 2023 and April 30, 2022 (in thousands):

	As of January 31,	As of April 30,
	2023	2022
Accrued stock-settled bonus	$26,754	$—
Accrued bonus	688	16,078
Accrued vacation	4,156	3,814
Accrued payroll taxes and benefits	3,701	3,593
Accrued commission	1,349	1,440
Accrued salaries	330	7,298
ESPP contributions	2,187	—
Other	357	—
Accrued compensation and employee benefits	$39,522	$32,223
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at January 31, 2023 and April 30, 2022 (in thousands):

	As of January 31,	As of April 30,
	2023	2022
Liability for common stock exercised prior to vesting	$1,072	$1,970
Accrued general expenses	11,687	4,972
Operating lease liabilities, current	5,018	3,613
Commissions payable to a related party	2,448	2,510
Other	4,978	1,809
Accrued and other current liabilities	$25,203	$14,874
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
The Company entered into a non-cancellable arrangement with a web-hosting services provider in November 2019. Under the arrangement, the Company committed to spend an aggregate of at least $30.0 million between November 2019 and November 2022, with a minimum amount of $10.0 million in each of the three years, on services with this vendor. The Company has incurred costs totaling $3.7 million and $3.8 million during the three months ended January 31, 2023 and 2022, respectively, and $11.7 million and $10.4 million during the nine months ended January 31, 2023 and 2022, respectively, under the arrangement. The arrangement ended in November 2022.
The Company entered into a non-cancellable arrangement with a cloud services provider in July 2022. Under the arrangement, the Company committed to spend an aggregate of at least $100.0 million for the period of three years beginning July 2022, on services with this vendor. The Company has incurred costs totaling $2.3 million and $3.9 million during the three and nine months ended January 31, 2023, respectively, under the arrangement.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of January 31, 2023 and April 30, 2022, the total potential remaining contributions are $31.6 million and $31.6 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
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
The lease commencement date of the first two phases was determined to have occurred in the quarter ended January 31, 2022, when the landlord delivered the leased space to the Company. The Company recorded $26.5 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the condensed consolidated balance sheets. During the quarter ended January 31, 2023, there was a remeasurement of right-of-use assets and lease liabilities related to the first two phases of the lease due to changes in the timing of receipt of lease incentives. As a result, the lease liability was reduced to $23.7 million and corresponding right-of-use asset was reduced to $20.3 million. The lease commencement date of the third phase was determined to have occurred in the quarter ended October 31, 2022, when the landlord delivered the leased space to the Company. The Company recorded $2.7 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the condensed consolidated balance sheets.
Legal Proceedings
The Company is involved in various legal proceedings and periodically receives claims arising in the ordinary course of business. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its condensed consolidated statement of operations, cash flows, or balance sheet.
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint names as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleges that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleges that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, interest, fees and costs.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company does not believe the claims in either case described above have merit. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of January 31, 2023, there were no shares of Preferred Stock issued or outstanding.
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
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Incentive Plan”), certain optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding shares of common stock upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The net proceeds from the early exercise of such options were nil and nil during the three months ended January 31, 2023 and 2022, respectively, and nil and nil during the nine months ended January 31, 2023 and 2022, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. Unvested Class A common stock of 195,578 and 373,790 shares as of January 31, 2023 and April 30, 2022, respectively, were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 8. Stock-Based Compensation for more information.

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
In March 2022, the Company repurchased and immediately retired 0.7 million shares of its Class A common stock for an aggregate amount of $15.0 million. During the three and nine months ended January 31, 2023, the Company has not repurchased any shares of its Class A common stock. As of January 31, 2023, $85.0 million remained available for future repurchases under the program.
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
A summary of the Company’s option activity during the nine months ended January 31, 2023 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2022	36,338	$12.44	7.34	$165,436
Options granted	511	13.74
Options exercised	(758)	15.39
Options cancelled	(513)	12.95
Balance as of January 31, 2023	35,578	$12.64	6.68	$256,517
Vested and exercisable as of January 31, 2023	20,944	$8.44	6.05	$238,967
Vested and expected to vest as of January 31, 2023(1)	35,774	$12.64	6.68	$257,927
__________________
(1)     The number of options vested and expected to vest as of January 31, 2023 includes early exercised, unvested Class A common stock. Refer to Note 7. Stockholders’ Equity for more information.

As of January 31, 2023, there was $120.5 million of unrecognized compensation cost related to stock options which is expected to be recognized over an estimated weighted-average period of 2.7 years.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The grant-date fair value of the options issued for the nine months ended January 31, 2023 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Nine Months Ended January 31,
	2023	2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	46.2%	43.5%
Expected term (years)	6.5	6.5
Risk-free interest rate	3.8%	1.4%
Restricted Stock Units
The Company’s RSUs include time-based RSUs and performance-based RSUs with market conditions (“PRSUs”).
Time-based RSUs
The time-based RSUs are typically subject to service-based vesting conditions satisfied over five years with one-fifth of the award vesting after the first-year anniversary and one-twentieth of the award vesting quarterly thereafter. The related stock-based compensation is recognized on a straight-line basis over the requisite service period.
PRSUs
In July 2022, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of a maximum 1,700,000 performance-based restricted stock units (the “PRSU Award”) to the CEO pursuant to the 2020 Incentive Plan, subject to and conditioned upon the subsequent determination by the Board of Directors of performance metrics upon the achievement of which the PRSU Award would vest. In August 2022, the Board of Directors approved performance metrics in concept, subject to further action by the Compensation Committee. In December 2022, the Compensation Committee: (a) determined and approved the performance metrics, which are based on the achievement of certain total shareholder return results, as measured against certain stock price hurdles (the “Market Condition”); and (b) extended the vesting period of the PRSU Award through December 31, 2027. As an additional condition to vesting of each tranche of the PRSU Award, Mr. Siebel must remain in continuous service to the Company through a minimum service date that applies to such tranche or, if later, the date the applicable performance metric is achieved (the “Service Condition”). The grant date of the PRSU Award was established in December 2022.
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the nine months ended January 31, 2023, the Company recorded stock-based compensation expense of $0.8 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s RSU activity during the nine months ended January 31, 2023 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2022	12,109	$36.04
RSUs granted	16,016	15.72
RSUs vested	(5,373)	29.08
RSUs forfeited	(2,833)	33.88
Unvested Balance as of January 31, 2023	19,919	$21.89
As of January 31, 2023, there was $402.8 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.8 years.
In June 2022, the Compensation Committee approved the payment of fiscal year 2022 bonuses under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 811,790 shares of Class A common stock pursuant to this program in the nine months ended January 31, 2023.
Shares issued in settlement of fully vested RSUs granted under this bonus program were issued from the 2020 Incentive Plan and reduced the shares available for issuance under the 2020 Incentive Plan.
Starting fiscal year 2023, the Company records stock-based compensation associated with the Company’s annual bonus program, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended January 31, 2023 and 2022, the Company recognized $2.0 million and nil, respectively, of stock-based compensation expense related to 2020 ESPP. As of January 31, 2023, there was $4.4 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

Nine Months Ended January 31,
2023
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	47.8 - 61.4%
Expected term (years)	0.4 - 1.9
Risk-free interest rate	4.3 - 4.5%
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Cost of subscription	$5,996	$2,639	$15,754	$5,824
Cost of professional services	361	704	1,911	1,991
Sales and marketing	18,316	8,850	54,175	28,540
Research and development	23,646	12,846	72,768	25,860
General and administrative	7,512	6,322	23,866	15,598
Total stock-based compensation expense	$55,831	$31,361	$168,474	$77,813
As of January 31, 2023, approximately $26.8 million of stock-based compensation expense was accrued and reflected under accrued compensation and employee benefits in the condensed consolidated balance sheets.
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
The Company recorded income tax expense of $0.1 million and $0.2 million for the three months ended January 31, 2023 and 2022, respectively, and $0.5 million and $0.6 million for the nine months ended January 31, 2023 and 2022, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
The American Rescue Plan Act of 2021 (“ARPA”) was enacted by the United States on March 11, 2021. The ARPA did not have a material impact on the Company’s provision for income taxes for the three and nine months ended January 31, 2023.

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
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three and nine months ended January 31, 2023 and 2022.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(63,162)	$(39,447)	$(203,883)	$(133,645)
Denominator
Basic and diluted weighted-average Class A common stock outstanding	107,235	101,593	105,369	100,341
Basic and diluted weighted-average Class B common stock outstanding	3,500	3,500	3,500	3,500
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A common stock outstanding	$(0.57)	$(0.38)	$(1.87)	$(1.29)
Basic and diluted net loss per Class B common stock outstanding	$(0.57)	$(0.38)	$(1.87)	$(1.29)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	As of January 31,
	2023	2022
Stock options	35,774	37,629
RSUs	19,919	6,925

11.    Related Party Transactions
Revenue Transactions with Baker Hughes Company
In June 2019, the Company entered into multiple agreements with Baker Hughes under which Baker Hughes received a three-year subscription to use the Company’s software. This arrangement was revised in June 2020 to extend the term to five years and modify the subscription fees due. Under the agreements as revised in June 2020, Baker Hughes made minimum, non-cancellable revenue commitments, inclusive of their direct subscription fees and third-party revenue generated through a joint marketing arrangement with Baker Hughes, in the amount of $46.7 million in fiscal year 2020, $53.3 million in fiscal year 2021, $75.0 million in fiscal year 2022, $125.0 million in fiscal year 2023, and $150.0 million in fiscal year 2024. The Company also agreed to pay Baker Hughes a sales commission on subscriptions and services offerings it resold in excess of these minimum revenue commitments.
The Company and Baker Hughes revised this arrangement in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025, and to revise the structure of the arrangement to incentivize Baker Hughes’ sales of the Company’s products and services. Beginning in the fiscal year ending April 30, 2023, Baker Hughes’ annual commitments are reduced by any revenue the Company generates from certain customers. Known and estimable revenue from certain customers related to the arrangement is a form of variable consideration, which was determined at contract inception and reduced the revenue recognized from the arrangement. The Company acknowledged that Baker Hughes had met its minimum annual revenue commitment for the fiscal year 2022 and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
The Company and Baker Hughes further revised and further expanded this arrangement in January 2023. Pursuant to this revised arrangement, the frequency of payments due from Baker Hughes is accelerated, Baker Hughes obtained expanded reseller rights and the Company will provide additional products and services. This results in an increase of the transaction price by eliminating potential variable consideration attributable to any revenue the Company generated from certain customers. The Company also provides Baker Hughes the option to extend the subscription term upon payment of a renewal fee.
Under this revised arrangement, the amount of consideration may increase if Baker Hughes exceeds certain thresholds and as a result, the Company estimated variable consideration subject to the constraint guidance at the date of revised arrangement utilizing both historical information and current trends. At the end of each reporting period, the Company will review and update the estimate as additional relevant information becomes available.
Revenue recognized under the arrangement were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Direct subscription	$20,316	$19,744	$55,884	$39,964
Direct professional services	8,599	4,891	8,749	12,889
Total revenue from direct subscription and professional services	28,915	24,635	64,633	52,853
Total revenue from certain customers in Oil and Gas field related to the Baker Hughes arrangement	6,869	9,592	22,138	18,076
Total revenue related to the arrangement	$35,784	$34,227	$86,771	$70,929
As of January 31, 2023 and April 30, 2022, balances related to Baker Hughes that are reported within accounts receivable, net (inclusive of unbilled receivables of $79.6 million and $16.5 million, respectively) included $82.1 million and $35.8 million, respectively, and deferred revenue, current included $0.3 million and $0.1 million, respectively.

The Company recognized cost of subscription revenue related to services purchased from Baker Hughes of nil and $0.2 million during the three months ended January 31, 2023 and 2022, respectively, and nil and $0.4 million during the nine months ended January 31, 2023 and 2022, respectively. The Company recognized sales and marketing expenses related to Baker Hughes of $3.5 million and $2.4 million during the three months ended January 31, 2023 and 2022, respectively, and $10.5 million and $2.6 million during the nine months ended January 31, 2023 and 2022, respectively. As of January 31, 2023 and April 30, 2022, accounts payable included nil and $18.5 million, respectively.
The remaining performance obligations related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of (in thousands):

	As of January 31,
	2023	2022
Deferred revenue	$318	$2,320
Commitments from non-cancellable contracts	188,455	234,945
Total remaining performance obligations	$188,773	$237,265
As of January 31, 2023 and April 30, 2022, the current portion of deferred costs of $5.0 million and $4.9 million, respectively, were included in prepaid expenses and other current assets, and the non-current portion of $12.5 million and $16.1 million, respectively, were included in other assets, non-current. The Company amortized $1.2 million and $1.2 million of deferred commissions during the three months ended January 31, 2023 and 2022, respectively, and $3.6 million and $2.0 million of deferred commissions during the nine months ended January 31, 2023 and 2022, respectively. These amounts were included in sales and marketing expense in the condensed consolidated statements of operations. The Company paid sales commission of $16.0 million and $3.4 million during the nine months ended January 31, 2023 and 2022, respectively, related to this arrangement.
As of January 31, 2023 and April 30, 2022, accrued and other current liabilities included $2.4 million and $2.5 million, respectively, and other long-term liabilities included nil and $2.4 million, respectively.
12.    Subsequent Events
On February 21, 2023, the Company entered into a sublease agreement (the “Sublease”) with First Virtual Group, Inc. (the “Subtenant”), whereby the Company agreed to sublease to the Subtenant approximately 3,130 square feet of space in Redwood City, California (the “Subleased Space”) currently leased by the Company. Thomas M. Siebel, Chief Executive Officer and Chairman of the Company, serves as Chairman of the Subtenant. The term of the Sublease commenced on February 1, 2023 and will continue through September 30, 2023, after which the Sublease will automatically renew thereafter for successive one year periods unless the Subtenant notifies the Company of its election to terminate the Sublease, up to the expiration date of the Original Lease. The monthly base rent for the Sublease is equal to the rate per square foot paid by the Company as stated in the Original Lease. The monthly base rent the Subtenant will pay is approximately $8,608 through September 30, 2023, increasing annually thereafter. In addition to base rent, the Subtenant will be responsible for its allocated share of costs incurred and expenditures made by the Company in the operation and management of the Subleased Space.

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

How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 86% and 82% of our total revenue in the three months ended January 31, 2023 and 2022, respectively, and 89% and 83% of our total revenue in the nine months ended January 31, 2023 and 2022, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancellable and non-refundable.
We define a Customer-Entity as each entity that is the ultimate parent of a party contracting with us. We commonly enter into enterprise-wide agreements with Customer-Entities that include multiple operating units or divisions. We count as a Customer each distinct division, department, business unit, or group within a Customer-Entity that uses our product(s). In situations where our Customer (or Customer-Entity) has developed software using our C3 AI Platform or developed derivative works of our C3 AI Applications and has sold that software or service to its end customer(s), we also include such end customers in our Customer count. In addition, where our software is sold to a third-party under a reseller arrangement, we include the end customer of such arrangement in our Customer count. We only count Customers and Customer-Entities for which there is revenue in the period through a Customer-Entity contract. We exclude free trials from both our Customer-Entity and Customer counts. Our Customer count was 236 and 218 as of January 31, 2023 and 2022, respectively.
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
We also generate revenue from professional services, which primarily include implementation services, training and prioritized engineering services. Professional services revenue represented 14% and 18% of our total revenue for the three months ended January 31, 2023 and 2022, respectively, and 11% and 17% of our total revenue in the nine months ended January 31, 2023 and 2022, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
Our total revenue was $66.7 million and $194.4 million for the three and nine months ended January 31, 2023, respectively, representing a 4% decrease and 8% increase compared to the same periods last year, respectively. Our subscription revenue remained flat at $57.0 million for the three months ended January 31, 2023 compared to the same period last year, and grew to $173.6 million for the nine months ended January 31, 2023, representing a 15% increase compared to the same period last year.
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

In the second quarter of fiscal year 2023, we announced a change to our go-to-market strategy. The change includes a way for new customers to utilize our products at a smaller initial contract size and pay for services based on their monthly consumption of vCPU hours. Customers begin with a two-quarter-long pilot which includes the necessary resources required to introduce the C3 AI Platform, C3 AI Applications and a desired product into their environment and receive necessary training to operate and maintain the product in production. Following the pilot period, customers pay a minimum monthly fee and overage charges on a metered basis using vCPU hours as the metric to derive payment. Customers are able to secure lower vCPU rates per hour by choosing a one, two, or three year deal term. Customers are able to realize business value immediately after the conclusion of the pilot and grow at their pace over subsequent quarters. We expect that total revenue growth for fiscal year 2023 will be lower than historical rates until a meaningful number of customers have concluded pilots and ongoing revenue driven by consumption.
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
•Hyperscale Cloud and Infrastructure. We have formed global strategic go-to-market alliances with hyperscale cloud providers including Amazon Web Services, or AWS, Microsoft Azure, and Google Cloud. In addition, we have strategic alliances with leading hardware infrastructure providers to deliver our software optimized for their technology. These partners include Hewlett Packard Enterprise and Intel. These partners supply infrastructure solutions, data management and processing services, or hardware and networking devices (e.g., IoT gateways) to support C3 AI product implementations and complement C3 AI’s products.
•Consulting and Services Partners. We partner with a number of systems integrators specializing in Enterprise AI implementations.
•Independent Software Vendors. We partner with Independent Software Vendors who develop, market, and sell application solutions that are natively built on or tightly integrated with the C3 AI Platform.
Key Business Metric
We monitor remaining performance obligations, or RPO, as a key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $403.2 million and $477.4 million as of January 31, 2023 and April 30, 2022, respectively. We successfully completed our transition from a subscription-based pricing model to a consumption-based pricing model for new customers. While the immediate-term effect of this transition lowers revenue growth and decreases RPO, we believe the medium and long term effect provides a substantial accelerator to revenue growth and RPO.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of January 31, 2023 is comprised of $38.9 million related to deferred revenue and $364.3 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2022 is comprised of $49.1 million related to deferred revenue and $428.3 million of commitments from non-cancellable contracts.

RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $33.2 million and $39.4 million as of January 31, 2023 and April 30, 2022, respectively.
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
As discussed above, going forward, we expect to attract new customers who prefer to subscribe to the C3 AI Platform and Applications with our consumption-based pricing model. Customers can get started at a lower initial price point to start a two quarter pilot and then have the ability to manage their expenses as consumption grows over time. This arrangement is similar to the pricing a customer would expect to see from other software vendors and cloud providers. As customers subscribe to new C3 AI products and build their own products, we expect to see increases in overall vCPU consumption and related revenue growth. However, we expect that total revenue growth for fiscal year 2023 will be lower than historical rates until a meaningful number of customers have concluded pilots and ongoing revenue driven by consumption.

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
Grow Our Go-to-Market and Partnership Ecosystem
In addition to the activities of our field sales organization, our success in attracting new customers will depend on our ability to expand our ecosystem of strategic partners and the number of industry verticals that they serve. Our strategic go-to-market alliances vastly extend our reach globally. Some of our most notable partners include Baker Hughes, FIS, Microsoft, and Google. Each strategic partner is a leader in its industry, with a substantial installed customer base and extensive marketing, sales, and services resources that we can leverage to engage and serve customers anywhere in the world. Using our C3 AI Platform as the development suite, we leverage our model-driven architecture to efficiently build new cross-industry and industry-specific applications based on identifying requirements across our customer base of industry leaders and through our industry partners. Our strategy with strategic partners is to establish a significant use case and prove the value of our C3 AI Platform with a flagship customer in each industry in which we participate. We have done this with our strategic vertical industry partner in oil and gas, Baker Hughes, as well as with our iconic global customers, some of whom are deploying C3 AI technology to optimize thousands of critical assets globally across their upstream, midstream, and downstream operations. We establish formal sales and marketing plans with each partner, including specific sales goals and dedicated budgets, and we work closely with these partners to identify specific target accounts. We intend to grow the business we do with each partner and to add more partners as we expand the vertical markets we serve. We also offer revenue generating pilots of our applications as part of our customer acquisition strategy.

In June 2019, we entered into a three-year arrangement with Baker Hughes as both a leading customer and as a partner in the oil and gas industry. This arrangement included a subscription to our C3 AI Platform for their own operations (which we refer to below as direct subscription fees), the exclusive right for Baker Hughes to resell our offerings worldwide in the oil and gas industry, and the non-exclusive right to resell our offerings in other industries. Under the arrangement, Baker Hughes made minimum, non-cancellable, total revenue commitments to us of $50.0 million, $100.0 million, and $170.0 million, for each of the fiscal years ending April 30, 2020, 2021, and 2022, respectively. Baker Hughes’ revenue commitments were inclusive of their direct subscription fees of $39.5 million per year with the remainder to be generated from the resale of our solutions by the Baker Hughes sales organization. During the fiscal year ended April 30, 2020, we recognized as revenue the full value of the first year of the direct subscription agreement and the value of deals brought in by Baker Hughes through the reseller arrangement. This arrangement was revised in June 2020 to extend the term by an additional two years, for a total of five years, with an expiration date in the fiscal year ending April 30, 2024 and to modify the annual amount of Baker Hughes’ commitments to $53.3 million, $75.0 million, $125.0 million, and $150.0 million, over the fiscal years ending April 30, 2021, 2022, 2023, and 2024, respectively. We are obligated to pay Baker Hughes a sales commission on subscriptions to our products and services offerings it resells in excess of these minimum revenue commitments.
We and Baker Hughes revised this arrangement in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in the fiscal year ending April 30, 2023, $110.0 million in the fiscal year ending April 30, 2024, and $125.0 million in the fiscal year ending April 30, 2025, and to revise the structure of the arrangement to incentivize Baker Hughes’ sales of our products and services. Beginning in the fiscal year ending April 30, 2023 and until the agreements were further revised in January 2023 as described below, Baker Hughes’ annual commitments were reduced by any revenue we generated from certain customers between October 2021 and January 2023. We acknowledged that Baker Hughes had met its minimum annual revenue commitment for the fiscal year ended April 30, 2022 and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
We and Baker Hughes further revised and further expanded this arrangement in January 2023. Pursuant to this revised arrangement, the frequency of payments due from Baker Hughes is accelerated, Baker Hughes obtained expanded reseller rights and we will provide additional products and services. This results in an increase of $32.5 million in the transaction price by eliminating potential variable consideration attributable to any revenue we generated from certain customers (the variable consideration was $0 and $49.3 million as of January 31, 2023 and April 30, 2022, respectively). We also provide Baker Hughes the option to extend the subscription term upon payment of a renewal fee.
Under this revised arrangement, the amount of consideration may increase if Baker Hughes exceeds certain thresholds and as a result, we estimated variable consideration subject to the constraint guidance at the date of revised arrangement utilizing historical information and current trends. The variable consideration was estimated to be $0 as of January 31, 2023. At the end of each reporting period, we will review and update the estimate as additional relevant information becomes available.
Our RPO related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $0.3 million related to deferred revenue and $188.5 million of commitments from non-cancellable contracts as of January 31, 2023 and $2.3 million related to deferred revenue and $212.9 million from non-cancellable contracts as of April 30, 2022.
We purchase services from Baker Hughes from time to time to support our end customers in relation to our contracts with those customers. These costs are recorded as cost of subscription revenue in the condensed consolidated statement of operations.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 17% and 19% of our total revenue for the three months ended January 31, 2023 and 2022, respectively, and 20% and 24% of our total revenue for the nine months ended January 31, 2023 and 2022, respectively, from international customers.

Impact of Macroeconomic Conditions and COVID-19 Pandemic
Our business and financial condition have been, and may continue to be, impacted by adverse macroeconomic conditions, including labor shortages, supply chain disruptions, inflation, higher interest rates, and fluctuations or volatility in capital markets, which are causing customers to optimize consumption, rationalize budgets, and prioritize cash flow management.
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new variants, may continue to directly or indirectly impact general market conditions or our business, results of operations, cash flows, and financial condition depends on future developments that are uncertain. As a result of global business disruption, the COVID-19 pandemic had a significant adverse impact on our conclusion of new and additional business agreements in 2023, 2022, 2021 and 2020 and may continue to pose challenges as the effects of the pandemic continue to abate.
As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represented a significant change in how we operate our business. As our employees have returned to the office and such travel restrictions have been relaxed, we expect to incur incremental expenses in connection with onsite services, and manage fluctuating in-person regulations and restrictions.
We will continue to evaluate the nature and extent of the impact of general macroeconomic conditions and the COVID-19 pandemic on our business. For further discussion, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of term licenses, stand-ready COE support services, trials and pilots of our applications, and software-as-a-service offerings. Sales of our term licenses grant our customers the right to use our software, either on their own cloud instance or their internal hardware infrastructure, over the contractual term. We also offer a premium stand-ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software over the contractual term. Our subscription contracts are generally non-cancellable and non-refundable, and we recognize revenue over the contract term on a ratable basis. In addition, customers pay a usage-based runtime fee for our C3 AI Software for specified levels of capacity. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We currently have a small number of public utility customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue
Subscription	$57,043	$57,084	$173,577	$150,614
Professional services	9,626	12,689	20,808	29,828
Total revenue	66,669	69,773	194,385	180,442
Cost of revenue
Subscription (1)	21,294	12,275	54,551	32,880
Professional services (1)	977	5,079	6,878	13,470
Total cost of revenue	22,271	17,354	61,429	46,350
Gross profit	44,398	52,419	132,956	134,092
Operating expenses
Sales and marketing (1)	43,497	43,146	131,420	126,134
Research and development (1)	55,051	40,931	160,979	104,166
General and administrative (1)	17,888	15,748	57,770	43,391
Total operating expenses	116,436	99,825	350,169	273,691
Loss from operations	(72,038)	(47,406)	(217,213)	(139,599)
Interest income	6,987	410	13,749	1,077
Other income (expense), net	2,032	7,742	66	5,471
Net loss before provision for income taxes	(63,019)	(39,254)	(203,398)	(133,051)
Provision for income taxes	143	193	485	594
Net loss	$(63,162)	$(39,447)	$(203,883)	$(133,645)

________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of subscription	$5,996	$2,639	$15,754	$5,824
Cost of professional services	361	704	1,911	1,991
Sales and marketing	18,316	8,850	54,175	28,540
Research and development	23,646	12,846	72,768	25,860
General and administrative	7,512	6,322	23,866	15,598
Total stock-based compensation expense	$55,831	$31,361	$168,474	$77,813
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

Revenue
Subscription	86%	82%	89%	83%
Professional services	14	18	11	17
Total revenue	100	100	100	100
Cost of revenue
Subscription	32	18	28	18
Professional services	1	7	4	8
Total cost of revenue	33	25	32	26
Gross profit	67	75	68	74
Operating expenses
Sales and marketing	65	62	68	70
Research and development	83	59	83	58
General and administrative	27	23	30	25
Total operating expenses	175	144	181	153
Loss from operations	(108)	(69)	(113)	(77)
Interest income	10	1	7	1
Other income (expense), net	3	11	—	3
Net loss before provision for income taxes	(95)	(57)	(106)	(73)
Provision for income taxes	—	—	—	—
Net loss	(95)%	(57)%	(106)%	(73)%
Comparison of the Three and Nine Months Ended January 31, 2023 and 2022
Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Revenue
Subscription	$57,043	$57,084	$(41)	—%	$173,577	$150,614	$22,963	15%
Professional services	9,626	12,689	(3,063)	(24)%	20,808	29,828	(9,020)	(30)%
Total revenue	$66,669	$69,773	$(3,104)	(4)%	$194,385	$180,442	$13,943	8%

Subscription revenue accounted for 86% and 82% of our total revenue for the three months ended January 31, 2023 and 2022, respectively. Subscription revenue remained flat for the three months ended January 31, 2023, compared to the same period last year. Approximately 12% and 9%, respectively, of the total subscription revenue was attributable to growth from new customers, and the remaining 88% and 91%, respectively, was attributable to net growth from existing customers for the three months ended January 31, 2023 and 2022, respectively. The revenue from existing customers included an increase in revenue of $0.6 million related to the Baker Hughes arrangement for the three months ended January 31, 2023, compared to the same period last year.
Subscription revenue accounted for 89% and 83% of our total revenue for the nine months ended January 31, 2023 and 2022, respectively. Subscription revenue increased by $23.0 million, or 15%, for the nine months ended January 31, 2023, compared to the same period last year. Approximately 9% and 11%, respectively, of the total subscription revenue was attributable to growth from new customers, and the remaining 91% and 89%, respectively, was attributable to net growth from existing customers for the nine months ended January 31, 2023 and 2022, respectively. The revenue from existing customers included an increase in revenue of $15.9 million related to the Baker Hughes arrangement for the nine months ended January 31, 2023, compared to the same period last year.
Professional services revenue decreased by $3.1 million, or 24%, for the three months ended January 31, 2023, compared to the same period last year, predominantly due to a decrease in professional services to other customers due to the timing and mix of service projects for existing C3 AI Platform and C3 AI Applications customers, partially offset by an increase in revenue of $3.7 million related to the Baker Hughes arrangement mainly driven by an increase in prioritized engineering services.
Professional services revenue decreased by $9.0 million, or 30%, for the nine months ended January 31, 2023, compared to the same period last year, predominantly due to a decrease in revenue of $4.1 million related to the Baker Hughes arrangement mainly driven by the decline in prioritized engineering services, partially offset by an increase in professional services to other customers due to the timing and mix of service projects for existing C3 AI Platform and C3 AI Applications customers.
Cost of Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Cost of revenue
Subscription	$21,294	$12,275	$9,019	73%	$54,551	$32,880	$21,671	66%
Professional services	977	5,079	(4,102)	(81)%	6,878	13,470	(6,592)	(49)%
Total cost of revenue	$22,271	$17,354	$4,917	28%	$61,429	$46,350	$15,079	33%
The increase in cost of subscription revenue for the three months ended January 31, 2023 compared to the same period last year was primarily due to higher personnel related costs of $5.5 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher amortization of capitalized software costs of $1.3 million, higher third-party outsourcing costs of $0.9 million, and higher facilities costs of $0.7 million.
The increase in cost of subscription revenue for the nine months ended January 31, 2023 compared to the same period last year was primarily due to higher personnel related costs of $13.6 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher third-party outsourcing costs of $2.5 million, higher amortization of capitalized software costs of $2.4 million, and higher facilities costs of $1.0 million.
The decrease in cost of professional services revenue for the three months ended January 31, 2023 compared to the same period last year was primarily due to lower personnel related costs of $2.6 million, lower overhead costs of $1.0 million, and lower third-party outsourcing costs of $0.4 million.
The decrease in cost of professional services revenue for the nine months ended January 31, 2023 compared to the same period last year was primarily due to lower personnel related costs of $3.0 million, lower third-party outsourcing costs of $2.4 million, and lower overhead costs of $1.5 million.

Gross Profit and Gross Margin

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Gross profit	$44,398	$52,419	$(8,021)	(15)%	$132,956	$134,092	$(1,136)	(1)%
Gross margin
Subscription	63%	78%			69%	78%
Professional services	90%	60%			67%	55%
Total gross margin	67%	75%			68%	74%
The decrease in total gross margins for the three months ended January 31, 2023 compared to the same period last year was driven by decline in subscription margin, offset by an increase in professional service margin. The subscription margin for the three months ended January 31, 2023 decreased due to higher personnel-related costs as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, compared to the same period last year. The professional service margin for the three months ended January 31, 2023 increased primarily due to the mix of professional services provided, and due to lower personnel-related costs, compared to the same period last year.
The decrease in total gross margins for the nine months ended January 31, 2023 compared to the same period last year was driven by decline in subscription margin, offset by an increase in professional service margin. The subscription margin for the nine months ended January 31, 2023 decreased due to higher personnel-related costs as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, compared to the same period last year. The professional service margin for the nine months ended January 31, 2023 increased primarily due to the mix of professional services provided, and due to lower personnel-related costs, compared to the same period last year.
Operating Expenses

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Operating expenses
Sales and marketing	$43,497	$43,146	$351	1%	$131,420	$126,134	$5,286	4%
Research and development	55,051	40,931	14,120	34%	160,979	104,166	56,813	55%
General and administrative	17,888	15,748	2,140	14%	57,770	43,391	14,379	33%
Total operating expenses	$116,436	$99,825	$16,611	17%	$350,169	$273,691	$76,478	28%
Sales and Marketing. The increase in sales and marketing expense for the three months ended January 31, 2023 compared to the same period last year was primarily due to higher personnel-related costs as a result of $10.6 million resulting from increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher marketing costs of $1.3 million, higher facilities and overhead costs of $0.8 million, and higher travel and entertainment costs of $0.7 million, partially offset by lower advertising spend of $13.4 million.
The increase in sales and marketing expense for the nine months ended January 31, 2023 compared to the same period last year was primarily due to higher personnel-related costs of $30.3 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher marketing costs of $4.6 million, higher travel and entertainment expenses of $2.1 million, higher marketing expenses of $1.7 million, higher commission expense of $1.6 million, and higher overhead costs of $0.6 million, partially offset by lower advertising spend of $36.1 million.

Research and Development. The increase in research and development expense for the three months ended January 31, 2023 compared to the same period last year was primarily due to higher personnel-related costs of $14.3 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher facilities costs of $1.2 million, and higher hosting costs of $1.0 million, partially offset by lower C3.ai DTI contributions of $2.9 million.
The increase in research and development expense for the nine months ended January 31, 2023 compared to the same period last year was primarily due to higher personnel-related costs of $54.4 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher hosting costs of $6.6 million, and higher facilities costs of $3.4 million, partially offset by lower C3.ai DTI contributions of $8.6 million, and lower professional services costs of $1.1 million.
General and Administrative. The increase in general and administrative expense for the three months ended January 31, 2023 compared to the same period last year was primarily due to higher personnel-related costs as a result of headcount growth of $1.5 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, and higher professional services costs of $0.6 million.
The increase in general and administrative expense for the nine months ended January 31, 2023 compared to the same period last year was primarily due to higher personnel-related costs of $10.6 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher professional services costs of $2.4 million, and higher overhead costs of $2.0 million.
Interest Income

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Interest income	$6,987	$410	$6,577	1604%	$13,749	$1,077	$12,672	1177%
The increase in interest income for the three months ended January 31, 2023 compared to the same period last year was primarily due to investments in higher expected returns securities such as corporate debt securities.
The increase in interest income for the nine months ended January 31, 2023 compared to the same period last year was primarily due to investments in higher expected returns securities such as corporate debt securities.
Other Income (Expense), Net

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Other income (expense) , net	$2,032	$7,742	$(5,710)	(74)%	$66	$5,471	$(5,405)	(99)%
The decrease in other income (expense), net for the three months ended January 31, 2023 compared to the same period last year was primarily due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.
The decrease in other income (expense), net for the nine months ended January 31, 2023 compared to the same period last year was primarily due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.

Provision for Income Taxes

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Provision for income taxes	$143	$193	$(50)	(26)%	$485	$594	$(109)	(18)%
The change in provision for the three and nine months ended January 31, 2023 compared with the same period last year was primarily related to foreign and state tax expense.
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

	Nine Months Ended January 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(142,745)	$(73,300)
Less:
Purchases of property and equipment	(59,767)	(2,183)
Capitalized software development costs	(1,000)	(500)
Free cash flow	$(203,512)	$(75,983)
Net cash provided by investing activities	$116,385	$155,339
Net cash (used in) provided by financing activities	$(2,451)	$19,229
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of January 31, 2023 and April 30, 2022, we had $311.1 million and $339.5 million of cash and cash equivalents and $478.7 million and $652.7 million of investments, respectively, which were held for working capital purposes. Our short-term and long-term investments generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $745.3 million as of January 31, 2023 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.

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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(142,745)	$(73,300)
Cash provided by investing activities	$116,385	$155,339
Cash (used in) provided by financing activities	$(2,451)	$19,229
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(28,811)	$101,268
Operating Activities. Net cash used in operating activities of $142.7 million for the nine months ended January 31, 2023 was due to our net loss of $203.9 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $168.5 million, depreciation and amortization of $3.3 million, and non-cash operating lease cost of $5.8 million. The $114.6 million cash outflows related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $63.6 million inclusive of an increase in related party balances of $46.3 million, a decrease in accounts payable of $26.3 million, a decrease to deferred revenue of $10.2 million inclusive of a decrease in related party balances of $0.2 million, an increase in prepaid expenses, other current assets and other assets of $7.7 million, a decrease in other liabilities of $4.6 million, and a decrease in lease liabilities of $3.3 million. This was partially offset by cash inflows related to an increase to accrued compensation and employee benefits of $1.1 million.
Net cash used in operating activities of $73.3 million for the nine months ended January 31, 2022 was due to our net loss of $133.6 million adjusted for non-cash charges for stock-based compensation of $77.8 million, depreciation and amortization of $3.8 million, and non-cash operating lease cost of $2.4 million. The $23.9 million cash outflow related to changes in operating assets and liabilities was primarily attributable to an increase in prepaid expenses, other current assets and other assets of $21.1 million, a decrease to deferred revenue of $15.8 million inclusive of an increase in related party balances of $7.1 million, a decrease in lease liabilities of $2.3 million, and an increase in accounts receivable of $2.0 million inclusive of an increase in related party balances of $0.5 million. This was partially offset by cash inflows related to an increase in other liabilities of $14.3 million, an increase in accounts payable of $2.2 million, and an increase to accrued compensation and employee benefits of $0.8 million.
Investing Activities. Net cash provided by investing activities of $116.4 million for the nine months ended January 31, 2023 was primarily attributable to maturities and sales of investments of $674.4 million, partially offset by purchases of investments of $497.3 million and capital expenditures of $60.8 million mainly related to the leasehold improvements associated with the new leased space.
Net cash provided by investing activities of $155.3 million for the nine months ended January 31, 2022 was primarily attributable to the maturities and sales of investments of $698.3 million, partially offset by purchases of investments of $540.3 million and capital expenditures of $2.7 million.
Financing Activities. Net cash used in financing activities of $2.5 million during the nine months ended January 31, 2023 was due to $4.8 million of taxes paid related to net share settlement of equity awards, partially offset by $2.4 million of proceeds from the exercise of stock options for Class A common stock.

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
Interest Rate Risk
As of January 31, 2023, we had cash, cash equivalents, and investments of $789.8 million. As of April 30, 2022, we had cash, cash equivalents, and investments of $992.2 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of January 31, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the three months ended January 31, 2023 and 2022, approximately 8% and 12%, respectively, and for the nine months ended January 31, 2023 and 2022, approximately 9% and 15%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $63.2 million and $39.4 million for the three months ended January 31, 2023 and 2022, respectively, and $203.9 million and $133.6 million for the nine months ended January 31, 2023 and 2022, respectively. As a result, we had an accumulated deficit of $745.3 million as of January 31, 2023. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:

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

We have limited experience with respect to determining the optimal prices for subscriptions for our C3 AI Software. In the past, we have been able to increase our prices for our C3 AI Software but we may choose not to introduce or be unsuccessful in implementing future price increases or changes in our pricing models. In the second quarter of fiscal year 2023, we announced a change to our go-to-market strategy. This change includes a way for new customers to utilize our products at a smaller initial contract size and pay for services based on their monthly consumption of vCPU hours, rather than payment pursuant to a purely subscription-based payment option. Unlike customers utilizing our subscription-based option, in which revenue is recognized ratably over the term of the subscription, for customers utilizing our new consumption-based payment option, we will recognize revenue on consumption. Because such customers will have flexibility in the timing of their consumption, we do not have the same visibility into the timing of revenue recognition for such customers that we have with our subscription-based customers. There is a risk that customers using the consumption-based option will consume our platform more slowly than we expect, and our actual results may differ from our forecasts. This risk may increase as more customers move to the consumption-based model. Further, investors and securities analysts may not understand how our consumption-based option differs from our subscription-based option, or the intersection of our consumption-based option and our subscription-based option. If our results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class actions.
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
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operates as the exclusive channel partner and reseller of our C3 AI Software in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was most recently revised in January 2023 and continues until April 30, 2025. We also have strategic relationships with AWS, FIS, Google Cloud, Microsoft, and Raytheon.
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

Macroeconomic uncertainties and the COVID-19 pandemic, have had, and could continue to have, an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and users operate.
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation and monetary supply shifts, as well as recession risks, which may continue for an extended period and which could result in our customer prospects and our existing customers experiencing slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Software, lengthening of sales cycles, loss of customers, and difficulties in collections. Our vendors and suppliers may experience, or may continue to experience, disruptions in their supply chains, which may result in service interruptions or additional operating expenses, and may increase the price at which our vendors and suppliers are willing to sell their products to us.
Additionally, the global COVID-19 pandemic has disrupted, and may continue to disrupt, our day-to-day operations and the operations of our customers, partners and service providers. We are subject to an uncertain regulatory environment related to COVID-19, and are required to comply with conflicting federal, state, and local laws regarding COVID-19, which may pose significant disruption to our business operations, require significant management attention to respond to and enforce, and result in an increased risk of non-compliance and claims, including safe workplace claims.
While some states and countries have begun to reopen, and vaccines have been developed and administered, the spread of COVID-19 and the status of the global recovery remains uncertain and unpredictable. Business activity may not recover as quickly as anticipated, and widespread recovery will be impacted by future developments, including future waves of outbreak or new variant strains of the virus, government and private sector requirements, and the emergence and effectiveness of medical and other measures to address COVID-19. Any of the foregoing could adversely affect our business, financial condition, and results of operations. The ultimate impact of the COVID-19 pandemic on our business, operations, or the global economy as a whole remains highly uncertain.
To the extent macroeconomic uncertainties and the COVID-19 pandemic continue to adversely affect our business, financial condition, and results of operations, many of the other risks described in this “Risk Factors” section will be exacerbated, including but not limited to, those related to our ability to increase sales to existing and new customers, develop and deploy new offerings and applications and maintain effective marketing and sales capabilities.
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
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, Process, personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, protected health information, and financial data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information and the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives and employees, and imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Connecticut and Utah, have enacted comprehensive data privacy laws and similar laws are being considered in other states and at the federal level and local levels, reflecting a trend toward more stringent privacy legislation in the United States, which could further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, as well as Canada’s Anti-Spam Legislation, or CASL, may apply to our operations. We also target customers in Asia and have operations in Japan and Singapore and may be subject to new and emerging data privacy regimes in Asia, including Singapore’s Personal Data Protection Act. In the European Economic Area, or EEA, we are subject to the European General Data Protection Regulation, or GDPR, and in the United Kingdom, or UK, we are subject to the UK data protection regime, or UK GDPR. Companies that must comply with the GDPR or the UK GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, with violations potentially resulting in an order prohibiting the processing of personal data and/or fines of up to the greater of €20 million or 4% of the annual global revenues of the noncompliant company in the European Union, and up to the greater of GBP 17.5 million or 4% annual global revenues in the UK; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. European and other data protection laws, including the GDPR and UK GDPR also restrict the ability of companies to transfer personal data to the United States and other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
As such, we, or our vendors, may be unable to implement measures sufficient to lawfully transfer personal data in a manner necessary to provide our services in certain regions without incurring significant cost, or at all. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face significant adverse consequences, including the interruption or degradation of our operations, increased exposure to regulatory actions, substantial fines and penalties, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Some European regulators have significantly restricted some companies’ data processing activities from transferring certain personal data out of Europe allegedly violating the GDPR’s cross-border data transfer limitations, which has materially impacted companies’ operations revenues. Additionally, companies that transfer personal data outside of the EEA and UK to other jurisdictions, particularly the United States, are subject to increased scrutiny form regulators, individual litigants and activist groups.

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
In addition to data privacy and security laws, we are also subject to the terms of external and internal privacy and security policies, codes, representations, certifications, industry standards adopted by industry groups, publications and frameworks, contractual obligations to third parties, and other statements related to privacy, information security, and data processing. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. We are subject to contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws or other obligations. We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.
There is increasing U.S. and foreign activity in the regulation of AI and other similar uses of technology. In Europe, there is a proposed regulation related to artificial intelligence that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. In the United States, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. Depending on how these AI laws and regulations are interpreted, we may have to make changes to our business practices and products, including our C3 AI Software, to comply with such obligations. Additionally, various privacy laws and other obligations require us to obtain certain consents to process personal data and our inability or failure to do so could result in adverse consequences.
Obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices, including our C3 AI Software, possibly limiting our ability to develop new applications and features, and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product; expenditure of time and resources to defend any claim or inquiry; adverse publicity; revision or restructuring of our operations; or reduced demand for our C3 AI Software. We may also become subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as data collected through the internet of things. Depending on how these laws are interpreted, we may have to make changes to our business practices and products to comply with such obligations.

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
Our C3 AI Software processes our customers’ proprietary and sensitive data, potentially including personal information, confidential information, protected health information, financial data, intellectual property, and trade secrets. Our C3 AI Software is built to be available on the infrastructure of third-party public cloud providers such as AWS, Microsoft Azure, and Google Cloud. We also use service providers to help us deliver services to our customers. These service providers may process personal information, protected health information, or other confidential information of our employees, partners or customers in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and payroll, content delivery to customers, and other functions. We collect such information from individuals located both in the United States and abroad and may process such information outside the country in which it was collected. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.
Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and our customers’ industries and such attacks continue to increase. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory and other cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, nation-state-supported actors, and “hacktivists,” are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our product) or the third-party information technology systems that support us and our services. Remote work has also become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information, or our technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform. Any actual or potential security breach of our C3 AI Software, our operational systems, our physical facilities, or the systems or facilities of our partners, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
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
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our C3 AI Software, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our C3 AI Software capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers was disrupted, we could incur significant liability, or our C3 AI Software, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended January 31, 2023 and 2022, 8% and 12% of our revenue, respectively, and for the nine months ended January 31, 2023 and 2022, 9% and 15% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended January 31, 2023 and 2022, 6% and 4% of our expenses, respectively, and for the nine months ended January 31, 2023 and 2022, 5% and 5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
For example, in October 2021, we revised our arrangement with Baker Hughes to extend the term by an additional year, for a total of six years, with an expiration date in fiscal year 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025, and to revise the structure of the arrangement to incentivize Baker Hughes’ sales of our products and services. Beginning in fiscal year 2023, Baker Hughes’ annual commitments are reduced by any revenue that we generate from certain customers. We further revised and expanded this arrangement in January 2023 to provide Baker Hughes expanded reseller rights, which increased the transaction price, and to eliminate variable consideration attributable to any revenue we generated from certain customers.
Under this revised arrangement, the amount of consideration may increase if Baker Hughes exceeds certain thresholds and as a result, we estimate variable consideration. We are required to review our estimates of this amount quarterly and adjust this estimate as additional relevant information becomes available. To the extent that our estimate of this variable consideration in any prior period is not accurate, we may be required to adjust our revenue in future periods to adjust for this variance. As a result, our results of operations in any period could be materially and adversely affected.
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
We have Customer-Entities in more than 15 countries, and 20% of our revenue for the nine months ended January 31, 2023 was generated from customers outside of North America. As of January 31, 2023, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
As of January 31, 2023, we have 14 issued patents in the United States, 12 issued counterpart patents in a number of international jurisdictions, over 35 patent applications pending in the United States, and 60 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2039. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Software. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of January 31, 2023, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 22.1% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 56.6% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
In addition, as of January 31, 2023, there were 29,182,588 shares of Class A common stock subject to outstanding options under our 2012 Incentive Plan and 26,314,421 shares of Class A common stock subject to equity awards outstanding under our 2020 Incentive Plan. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us arising under any provision of the Delaware General Corporation Law, or the certificate of incorporation or the amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act. Accordingly, both state and federal courts have jurisdiction to entertain such claims. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended January 31, 2023.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
November 1 - November 30, 2022	—	$—	—	$85,000
December 1 - December 31, 2022	624	4.56	—	$85,000
January 1 - January 31, 2023	—	—	—	$85,000
Total	624	$4.56	—
(1)     Includes shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.
(2)     In December 2021, our board of directors approved a stock repurchase program for the repurchase of up to $100.0 million of outstanding shares of Class A common stock over the course of 18 months. See Note 7. Stockholders’ Equity for further information. Under the program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We did not repurchase any shares under this program in the three months ended January 31, 2023. As of January 31, 2023, $85.0 million remained available for future repurchases under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-250082	3.4	November 30, 2020
10.1*	Sublease by and between the Registrant and First Virtual Group, Inc., dated February 21, 2023.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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
C3.ai, Inc.

Date: March 2, 2023	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2023	By:	/s/ Juho Parkkinen
Juho Parkkinen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)