Form 10-K
period 2023-04-30
C3.ai, Inc.
filed 2023-06-22
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on October 31, 2022 (the last business day of the registrant’s fiscal second quarter), based on the closing price of $13.11 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $886.7 million.
As of June 15, 2023, the registrant had outstanding 112,113,226 shares of Class A common stock and 3,499,992 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including statements relating to the portion of our remaining performance obligations that we expect to be recognized as revenue in future periods;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our C3 AI Software, which includes our C3 AI Platform, C3 AI Applications, C3 Generative AI Product Suite and C3 AI Ex Machina;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our growth strategies for our C3 AI Software;
•our expectations regarding our C3 AI Software;
•the estimated addressable market opportunity for our C3 AI Software;
•the expected timing of our product releases;
•our expectations regarding our pricing model;
•our expectations regarding customer count and customer engagement;
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

SELECTED RISKS AFFECTING OUR BUSINESS
Investing in our Class A common stock involves numerous risks, including the risks described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Below is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, operating results, and prospects. You should read this summary together with the more detailed description of each risk factor contained below.
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
•Macroeconomic uncertainties and the COVID-19 pandemic have had, and could continue to have, an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and users operate.
•We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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

PART I
ITEM 1. BUSINESS
Overview
C3 AI is the Enterprise AI application software company. C3 AI delivers a family of fully integrated products including the C3 AI Platform, an end-to-end platform for developing, deploying, and operating Enterprise AI applications, C3 AI Applications, a portfolio of industry-specific software-as-a-service, or SaaS, Enterprise AI applications that enable the digital transformation of organizations globally, and C3 Generative AI, a suite of large artificial intelligence, or AI, transformer models for enterprise.
The C3 AI Platform, C3 AI Applications, and our patented model-driven architecture, enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. Our C3 AI Software platform also enables developers to rapidly build applications by using conceptual models of all the elements required by an Enterprise AI application instead of having to write complex, lengthy, structured programming code to define, control, and integrate the many requisite data and microservices components to work together. We significantly reduce the effort and complexity of the Enterprise AI software engineering problem.
The C3 Generative AI Product Suite provides enterprise users with a transformative user experience using a natural language interface to rapidly locate, retrieve, and present relevant data across the entire corpus of an enterprise’s information systems. The C3 Generative AI Product Suite enables rapid access to information, analyses, and predictive analytics associated with and derived from enterprise and external systems while respecting access controls. The C3 Generative AI Product Suite is built natively into the C3 AI Platform and packaged with every C3 AI application.
C3 Generative AI is also available as a standalone capability deployable against customer datasets and software applications enabling customers to leverage large language models (LLMs) and pretrained generative transformers (GPTs) to transform enterprise search.
Enterprise AI Software Solutions
We have built a solution that enables our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications. Customers can deploy C3 AI Software on major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide our customers and partners with an antidote to AI vendor lock-in.
We offer four primary families of software solutions, which we collectively refer to as our C3 AI Software:
•C3 AI Platform, our core technology, is a comprehensive, end-to-end application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications of any type.
•C3 AI Applications, built using the C3 AI Platform, is a portfolio of pre-built, extensible, industry-specific and application-specific SaaS Enterprise AI applications that can be rapidly installed and deployed.
•C3 Generative AI Product Suite, our latest innovation, enables customers to leverage LLMs to rapidly locate, retrieve, and present information across disparate data stores, applications, and enterprise information systems.
•C3 AI Ex Machina is a no-code, machine learning, or ML, solution that empowers citizen data scientists with cloud-native, complete end-to-end capabilities, connecting to diverse data sources and types, and that enables business analysts to rapidly perform data science tasks such as building, configuring, training, and visualizing AI models.
C3 AI Platform
We believe the C3 AI Platform offers the only end-to-end platform-as-a-service that allows customers to rapidly design, develop, provision, and operate Enterprise AI applications at scale. Our customers can use the C3 AI Platform to build and operate their own custom Enterprise AI applications and to customize, operate, and manage C3 AI Applications.

The C3 AI Platform uses a unique model-driven architecture to accelerate delivery and reduce the complexities of developing Enterprise AI applications. The C3 AI model-driven architecture provides an “abstraction layer,” that allows developers to build Enterprise AI applications by using conceptual models of all the elements an application requires, instead of writing lengthy code. This provides significant benefits, including:
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
The C3 AI Platform enables us and our customers to develop Enterprise AI applications by using conceptual models of all the elements required by the application—e.g., data objects (customer, order, contract, etc.), computing resources (database, storage, messaging), data processing services (stream processing, batch processing, etc.), AI and ML services (model training, model pipeline management, etc.)—instead of having to write complex, lengthy code. This approach vastly reduces technical complexity for developers and the amount of code they need to write. The C3 AI Platform provides comprehensive capabilities to rapidly develop, deploy, and operate Enterprise AI applications at scale, including:
•Data Integration and Management Services. Services to readily ingest and aggregate massive volumes of diverse data from numerous internal and external sources and unify the data in a common and extensible data image.
•AI Application Development and Operationalization Services. Software services to explore data, build and train AI models, and operationalize AI models and applications at enterprise scale.
•Operational and Security Services. Cohesive core platform services (e.g., access control, data encryption, cybersecurity, time-series services, normalization, data privacy, etc.).
•C3 AI Integrated Development Studio (C3 AI IDS). A low-code/no-code visual toolkit for developing, deploying, and operating Enterprise AI applications.
C3 AI Applications
C3 AI Applications is an expanding portfolio of turnkey and ready-to-use suite of Enterprise AI applications that address a range of high-value use cases. With C3 AI Applications, organizations can typically deploy enterprise-scale production AI applications in one to six months. Each of these applications is extensible and customizable to meet customer requirements.
C3 AI Reliability Suite
The C3 AI Reliability Suite drives enterprise asset performance, reduces downtime, and improves process efficiency. C3 AI customers use the C3 AI Reliability Suite to identify and predict asset performance risks, intervene before downtime occurs, and maximize asset performance.
The C3 AI Reliability Suite offers a flexible and scalable AI approach with better precision than alternatives. C3 AI’s value proposition within reliability emphasizes its (1) complementary approach to existing asset management and data historian systems, (2) detailed asset hierarchy modeling, including asset templates and failure mode libraries, (3) flexible AI pipelines that leverage best-in-class ML frameworks with AI explainability, and (4) comprehensive user workflows to action AI recommendations, with bidirectional integrations to work management and operations systems.
Three discrete applications comprise the C3 AI Reliability Suite:
•C3 AI Reliability increases operations, process, and equipment uptime by anticipating equipment risks and failures.

•C3 AI Process Optimization improves production rate and product quality with AI-optimized process control parameters in complex batch, semi-batch, or process manufacturing.
•C3 AI Production Optimization enhances upstream oil and gas production, reduces operational expenses, and improves operational visibility.
C3 AI Supply Chain Suite
The C3 AI Supply Chain Suite significantly improves supply chain resiliency and efficiency with proactive risk mitigation and advanced optimization. C3 AI’s value proposition in supply chain emphasizes its (1) strength in data unification for enterprise and external data to enable near-real-time global visibility of all goods, orders, and transportation, (2) detailed part-level tracking across the supply chain, (3) advanced AI to preemptively detect and mitigate risks, optimize processes, and avoid disruptions, and (4) fully complementary approach with enterprise resource planning, or ERP, systems (e.g., SAP ERP) and supply chain planning tools (e.g., SAP IBP, Logility).
Customers rely on the C3 AI Supply Chain Suite to rapidly improve business outcomes while providing flexibility in how they manage their entire supply chain software ecosystem. One large global manufacturing C3 AI customer uses C3 AI’s production scheduling software to support facilities using mainframe systems, continuing to use the same C3 AI Software while the underlying systems are upgraded to SAP ERP, highlighting the versatility and future-proofing of the model-driven architecture.
Five discrete applications comprise the C3 AI Supply Chain Suite:
•C3 AI Supply Network Risk identifies emerging inbound and outbound risks across the network.
•C3 AI Inventory Optimization analyzes variability across demand, supply, and production and optimizes inventory levels of all goods to eliminate excess inventory.
•C3 AI Demand Forecasting provides AI-based demand segmentation and granular, precision demand forecasts by capturing all high-value demand signals from enterprise and external data sources.
•C3 AI Production Schedule Optimization improves production efficiency using a holistic view of demand, supply, manufacturing, and distribution.
•C3 AI Sourcing Optimization reduces sourcing costs by detecting pricing anomalies and proactively monitoring all sourcing activity, based on feedback and other information provided from our customers.
C3 AI Sustainability Suite
The C3 AI Sustainability Suite helps decrease greenhouse gas, or GHG, emissions, meet stakeholder and regulatory-specific environmental, social and governance, or ESG, expectations, and reduce energy costs, offering an alternative to existing reporting solutions and dramatically improving upon OEM-provided software (e.g., Siemens, Schneider) by using advanced AI and ML to reduce energy costs and GHG emissions.
Sustainability and energy management professionals struggle with three core challenges: (1) time-consuming, manual, and error-prone process to cobble together siloed data for ESG reporting, (2) an ever-evolving array of international reporting standards (e.g., CDP, GRI, SASB), and (3) forecasting ESG performance and managing goals (and individual projects) that are often outside of the ESG team’s capabilities. C3 AI Sustainability Suite solves these challenges and provides workflows and AI recommendations that enable teams and business units to collaborate on data unification across source systems, auto report generation aligned with major frameworks, and ESG forecasting and performance management.
Two applications comprise the C3 AI Sustainability Suite:
•C3 AI ESG lets companies measure, monitor, report, and improve their ESG performance, including scope 1, 2, and 3 emissions data.

•C3 AI Energy Management helps operations teams achieve targets for energy cost, GHG emissions, water consumption, and waste reduction. The application models energy efficiency and emissions at every level of industrial processes from the individual equipment up to the facility as well as SKU-level product carbon footprints.
C3 AI Defense & Intelligence Suite
C3 AI Defense & Intelligence Suite helps maximize mission capabilities. C3 AI customers span the U.S. Department of Defense, or the DoD, (including branches such as the U.S. Air Force), the Missile Defense Agency, and the DoD’s Chief Digital and Artificial Intelligence Office. C3 AI offers a core suite of products adaptable for each agency’s needs.
C3 AI differentiates on scalability of AI/ML and user workflows to solve critical missions. C3 AI’s defense & intelligence customers solve the following core needs with C3 AI: (1) rapid, multi-source data ingestion (e.g., structured, image, video, text), (2) efficient and scalable application of AI, ML, and deep learning techniques to provide novel insights, and (3) user-driven workflows that support investigative analyses, collaboration, and what-if scenario management.
Three core applications comprise the C3 AI Defense & Intelligence Suite:
•C3 AI Readiness, today configured across over 15 aircraft platforms, applies AI and advanced ML to help reduce unscheduled maintenance, pre-position spare parts, and increase mission capability.
•C3 AI Intelligence Analysis accelerates investigative timelines with encrypted, obfuscated, federated search on people and relationships leveraging near real time, configurable machine learning pipelines for entities and sentiments.
•C3 AI Decision Advantage improves domain awareness and force management by synthesizing multiple intelligence sources in near real-time and enabling commanders and other decision makers with AI insights.
C3 AI State and Local Government Suite
C3 AI State and Local Government Suite brings the power of Enterprise AI to state and local governments and law enforcement agencies, helping maximize tax revenues by providing highly precise property appraisals and enhancing public safety with AI-powered intelligence analysis.
For state, county and municipal law enforcement agencies:
•C3 AI Law Enforcement provides a single view for all relevant systems (e.g., jail records, license plate readers, record management, historical investigations), a natural language search interface to query for keywords across those sources, and an investigative visual graph network to explore connections, lowering the cost and time of criminal investigation.
For county property assessors and appraisers:
•C3 AI Residential Property Appraisal and C3 AI Commercial Property Appraisal provide data unification across numerous disparate systems and creates highly defensible property valuations, reducing the cost and time of real property appraisal.
C3 AI CRM Suite
C3 AI CRM adds to existing customer relationship management, or CRM, implementations with AI and delivers revenue-driving insights. C3 AI CRM does not replace existing CRM systems but significantly improves their utility. C3 AI CRM does not compete with core CRM systems (e.g., Salesforce); rather, it provides complementary AI-driven insights across revenue operations and intelligence and sales engagement. The application solves complex problems across bookings forecasting and opportunity scoring using differentiated capabilities to (1) integrate a comprehensive set of external data feeds (market data, news, firmographic information, etc.), (2) provide industry-specific data models, (3) apply best-in-class algorithms on each opportunity and stage, and (4) supports generative AI for enterprise search.

C3 AI Financial Services Suite
The C3 AI Financial Services Suite helps minimize compliance risks, improve balance attrition, increase customer satisfaction, reduce customer churn, identify fraud, and drive employee productivity with workflow-enabled AI applications. With flexible deployment options across public/private cloud or on-premise, its secure architecture, and open ML and AI framework, the C3 AI Financial Services Suite is uniquely positioned to drive significant business value for customers.
Three discrete applications comprise the C3 AI Financial Services Suite:
•C3 AI Anti-Money Laundering helps detect suspicious financial activity, identify fraudulent transactions, and flag bad actors with superior detection accuracy while reducing the false alerts for AML investigators.
•C3 AI Smart Lending drives productivity and customer satisfaction within the credit application and approval process, providing credit officers with contextualized insights that reduce processing timelines and increase approval precision.
•C3 AI Cash Management proactively monitors client treasury activity and preemptively predicts potential deposit churn to prevent balance attrition, helping increase customer retention and grow deposit balances.
C3 Generative AI Product Suite
Generative AI models have attracted attention in recent months due to capability improvements published by OpenAI, Google, and academic researchers. These new breed of transformer-based models are proving valuable at parsing, understanding, and generating natural language and images. C3 AI is in a unique position to apply this technology to solve enterprise problems and has the foundation to operationalize large, deep learning models at scale. C3 AI Software can integrate, transfer-learn, operate, and manage, large, complex, transformer AI models. The C3 Generative AI Product Suite, our latest innovation, is an example of this.
The C3 Generative AI Product Suite enables increased access to information, analyses, and predictive analytics associated with and derived from a combination of enterprise and external information systems. This product suite combines the look, feel, and user interface of common search web interfaces with natural language understanding; generative AI models; retrieval AI models; reinforcement learning and a model-driven architecture (for the conceptual representation of enterprise and external data sets, optional data virtualization, and full enterprise access controls/security).
The first product of the C3 Generative AI Product Suite, Search, focuses on enterprise information retrieval. C3 Generative AI will soon be available in all C3 AI Applications; we are currently working with several beta customers. Customers will be able to use C3 Generative AI as a standalone product, applied to their existing data lakes, data warehouses, and enterprise applications.
C3 AI Ex Machina
C3 AI Ex Machina is a no-code solution that provides secure, easy access to analysis-ready data, and enables business analysts without data science training to rapidly perform data science tasks such as building, configuring, and training AI models. C3 AI Ex Machina can be used as a standalone application—providing a modern, cloud-native, highly scalable replacement for last-generation tools—and with the C3 AI Platform, typically as the primary tool used by non-developer business analysts to build, train, and tune models on the C3 AI Platform. C3 AI Ex Machina is targeted at the ‘citizen’ data scientist. Customers can sign up online and immediately begin using the product, including paid subscriptions and an initial no cost offering.
Lighthouse Customers
Historically, our market-entry strategy has been to establish high-value customer engagements with large global early adopters, or lighthouse customers, in Europe, Asia, and the United States across a range of industries. These lighthouse customers served as proof points for other potential customers in their particular industries. We have established intimate strategic relationships with our customers, including a number of large multinational corporations and government entities. We commonly enter into enterprise-wide agreements with entities that include multiple operating units or divisions. The core of this strategy has been to rapidly deliver high-value outcomes at large scale, across multiple industries, including banking, manufacturing, defense, oil and gas, and utilities. We then use these use cases and outcomes to initiate discussions at numerous leading companies in each sector.

Consumption Pricing Model
In the first quarter of fiscal year 2023, we announced our transition to a consumption-based pricing model to adapt to more challenging macro-economic conditions, and better meet the needs of customers. This has become common for enterprise software companies and is aligned with the models of some of our biggest partners, such as Google Cloud, Microsoft Azure, Amazon Web Services, or AWS, and Baker Hughes. With the consumption-based pricing model, customers pay based on vCPU usage, making it faster and more efficient for companies to run pilots with C3 AI. We believe this will lead to a greater number of customers and substantially greater revenue growth.
High-Value Outcomes
We are enabling the digital transformation of many of the world’s leading organizations and, in the process, helping them to attain short time-to-value and exceptionally high economic returns. At some companies, based on feedback and other information provided from our customers, we estimate our solutions have helped return billions of dollars in economic benefit.
Rapid Time to Value
The key to our market success and our primary competitive differentiator is our ability to leverage the C3 AI Platform and C3 AI Applications to bring high-value Enterprise AI applications into production use rapidly. We have deployed Enterprise AI applications into production use in as little as four weeks.
C3 AI Sales Cycle
Our typical sales cycle begins with one or more product and technical presentations about C3 AI, leading to a mapping of our capabilities to customer use cases. After our pivot to a consumption-based pricing model, mapping our capabilities to customer use cases frequently leads to a paid pilot for the C3 AI Platform, a C3 AI Application, and C3 AI Center of Excellence (COE) including support services that lasts up to six months. During that period, we work with the customer to deploy a production-level C3 AI Application. After completing a successful pilot, our customers will commonly continue to license the C3 AI Application and the C3 AI Platform for a consumption-based fee. Over time, our customers typically expand usage by adding users, expanding their use of the initial application to another use cases, purchasing additional C3 AI Applications for a subscription fee and by developing their own AI applications on the C3 AI Platform, which increases consumption-based fees as usage scales. Additionally, C3 AI can continue to support our customers as needed with our software and COE support services.
Partner Model
C3 AI’s Enterprise AI expertise and technology combined with our partners’ deep domain expertise enhances our solutions to joint customers. In fiscal year 2023, we made significant progress establishing and extending productive partnerships. Our partner ecosystem is increasingly effective at opening new doors with new customers and expanding product offerings with existing customers. In fiscal year 2023, we closed 71 agreements with and through our partner network, which includes Google Cloud, AWS, Microsoft, Baker Hughes, and Booz Allen.
C3 AI and Google Cloud initially partnered in 2021 and we expanded the partnership agreement in September 2022. The three-year agreement expands global joint selling activities and provides tighter integrations between C3 AI Applications and Google Cloud services. Under the terms of the partnership, the two companies are scaling their joint go-to-market strategy and expanding their joint customer pilot programs with Fortune 2000 companies. Through this partnership, the team has identified a significant number of opportunities in the commercial and public sectors. All C3 AI Applications have been optimized to run in the Google Cloud Platform environment and are available in the Google Cloud Marketplace.
C3 AI and AWS first partnered in 2016, and during the third quarter of fiscal year 2023, we expanded and renewed our go-to-market partnership. In the third quarter of fiscal year 2023, AWS funded C3 AI to enhance C3 AI Law Enforcement optimized for AWS, integrating Amazon OpenSearch and AWS ML services to enhance the speed and quality of analysis for state and local agencies using the application on AWS.

C3 AI and Azure first partnered in 2018 to co-develop products and services for enterprise customers running on the Azure Infrastructure. The companies have collaborated to conduct co-marketing and co-selling strategies that rapidly scale distribution globally for their joint customers. In the third quarter of fiscal year 2023, the companies collaborated to close a global U.S. Energy company and a European technology company serving the construction and mining sectors. We cooperated to deliver a highly successful pilot engagement to a large U.S. Defense Agency. All C3 AI Applications are available in the Azure Marketplace.
C3 AI and Booz Allen established a strategic partnership in fiscal year 2023 focused on providing strategic solutions into the Government, Defense, and Intelligence sectors. C3 AI and Booz Allen are jointly going to market with the C3 AI Platform and suite of pre-built C3 AI Applications. Together the companies have trained employees on the C3 AI Platform and have already closed their first deal with the DoD’s Chief Digital and Artificial Intelligence Office.
C3 AI and Baker Hughes, a leading oilfield industrial services, equipment, and digital services company, entered into a strategic collaboration in June 2019 to operate as the exclusive channel partner and reseller of C3 AI Software in the oil and gas industry and a non-exclusive reseller in other industries. As part of the original collaboration agreement, Baker Hughes made annual revenue commitments of $320 million over three years. The agreement was amended in June 2020 to extend the term of the agreement by two years and increase the revenue commitments to $450 million. The agreement was amended in October 2021 to extend the term of the agreement by one year and increase the total revenue commitments to $495 million. In January 2023, the companies substantially expanded their strategic partnership. The terms of this expansion resulted in an incremental C3 AI booking of $32.5 million, and the frequency of payments due from Baker Hughes was accelerated over the remaining term of the agreement. C3 AI agreed to provide additional products and services to Baker Hughes. The expanded agreement also provides Baker Hughes with a number of options to extend the term of the collaboration agreement beyond the initial five years.
As a result of our partnership with Baker Hughes, joint selling, and the credibility it has brought us in the market, C3 AI has closed several deals in the oil and gas and Chemical industry, including LyondellBasell, Shell, ExxonMobil, Petronas, ENI, Aramco, Qatar Gas, ADNOC, PTTGC, Yokogawa, Braskem, and others.
C3 AI and Raytheon Intelligence & Space, a subsidiary of Raytheon Technologies Corporation, announced a strategic alliance in 2020 to develop and operate AI solutions for government customers. Under terms of the alliance agreement, Raytheon Intelligence & Space work with C3 AI to offer disruptive solutions to defense missions including Joint All-Domain Operations (JADO) through U.S. Army Tactical Intelligence Targeting Access Node (TITAN) and aircraft condition-based maintenance for the U.S. Air Force Rapid Sustainment Office (RSO).
Sales Model
Our sales organization is organized both geographically and in vertical market sales units that cooperate to sell to and service customers. We have a highly leveraged go-to-market model comprised of a global field sales force combined with significant alliance partnerships. Each of our strategic partners—including AWS, Baker Hughes, ENGIE, FIS, Google Cloud, Microsoft, and Raytheon—has a large installed customer base with strong, established relationships, and a large global sales force that vastly extends our market coverage. We form specific sales targets and goals with each partner, enabling us to quickly and efficiently engage in customer accounts.
Early on, we focused on the oil and gas, aerospace, defense, utilities, manufacturing, and financial services sectors, as those industries were early adopters in Enterprise AI. We intend to expand into additional industries such as high technology, telecommunications, retail, and precision medicine and are seeing increased industry diversity in our sales pipeline and pilot customer engagements. Our goal is to rapidly move down-market in the coming years to serve the small and medium business segments of each industry.

Revenue Model
Our revenue consists of software subscription and professional services revenue. The substantial majority of our revenue is generated from subscriptions to our software.
Subscriptions
Our subscription revenue is primarily comprised of term agreements, stand-ready COE support services, trials and pilots of our applications, and software-as-a-service offerings. Sales of our term licenses grant our customers the right to use our software, either on their own cloud instance or their internal hardware infrastructure, over the contractual term. We also offer a premium stand-ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software over the contractual term. Our subscription contracts are generally non-cancellable and non-refundable. In addition, customers pay a usage-based runtime fee for our C3 AI Software for specified levels of capacity. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term.
Within subscription revenue, we include revenue from our consumption-based pricing model. This model typically begins with a pilot phase which includes unlimited developer access to C3 AI Platform, one C3 AI Application and COE support services. After the pilot phase ends, the customer has an option to convert to a month-to-month contract for C3 AI Software with a monthly minimum fee and overages charged if the customer utilizes greater than the specified number of vCPU/vGPU hours in a month. Customers have the option to commit to a one-year, two-year or three-year term.
Professional Services
Our professional services primarily include implementation services, training and prioritized engineering services. We maintain a professional services organization that offers resources, methodologies, and experience to help customers develop and deploy enterprise-scale AI applications. Our services are complemented by those of our partners. Our professional services strategy is to quickly train our customers to develop, customize, and deploy applications independently of us, rapidly making them self-sufficient.
C3 AI Implementation Services help ensure successful customer outcomes throughout the application development and deployment phases, including setup and configuration, ML model development and tuning, and integration of multiple complex source systems.
Prioritized engineering services are undertaken at the request of customers to accelerate the development of software features in C3 AI software products.
In instances where a large or continuing professional services presence may be desired or necessary, we generally rely upon our partner ecosystem to provide those services. This enables us to maintain high gross margins and allows us the flexibility to rapidly deploy trained professional services personnel at large scale any place on the planet.
Marketing
Our multichannel marketing function is focused on market education, thought leadership, account-based marketing, and demand generation. We engage the market through digital, print, and social media, virtual and physical events, including our C3 AI Transform annual customer conference, and livestreamed events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, ML, and data science. Our Chief Executive Officer, Tom Siebel—a recognized technology thought leader and author of the 2019 Wall Street Journal best seller, Digital Transformation: Survive and Thrive in an Era of Mass Extinction—is a frequent industry keynote speaker and is often interviewed by leading media, including The Wall Street Journal, Financial Times, The Economist, Fortune, Forbes, CNBC, BloombergTV, and Yahoo! Finance.
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
As of April 30, 2023, we had 914 full-time employees, with 746 based in the United States and 168 in our international locations.
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
Recognized Enterprise AI Industry Leadership
We believe we are broadly recognized as a leader in Enterprise AI with many other industry recognitions, including CNBC Disruptor 50 (2020, 2019, 2018), BloombergNEF Pioneer (2020), Forbes Cloud 100 (2020, 2019, 2018, 2017), The Financial Times’ The Americas’ Fastest Growing Companies (2023, 2022, 2021), Deloitte Technology Fast 500 (2019), and EY Entrepreneur of the Year (2018, 2017) and have been named to the Constellation ShortList for Artificial Intelligence & Machine Learning Cloud Platforms (2022, 2020), a leader by Forrester Wave: AI/ML Platforms, Q3 2022, and Forrester Wave: Industrial IoT Software Platforms (2019, 2018), and IDC MarketScape: Solutions for Industrial Platforms and Applications in Energy (2021).
Additionally, our client, the San Mateo County Sheriff’s Office, was named a winner in the IDC Government Insights’ sixth annual Smart Cities North America Awards (2023) in the category of data-driven policing for implementing C3 AI Law Enforcement for analytics-powered public safety. Con Edison’s work with C3 AI was recognized in the IDC Future Enterprise Best in Future of Intelligence North America Awards (2022) and the U.S. Air Force’s use of the C3 AI Readiness solution as a platform of choice was recognized in the Constellation SuperNova Awards (2021).
Sustainable Competitive Advantage: C3 AI Model-Driven Architecture
Our core technology is a cohesive family of integrated software services developed over a decade, engineered with a proprietary model-driven architecture, that provides all the software services and microservices necessary and sufficient to rapidly develop and deploy Enterprise AI applications.

AI applications developed with the C3 AI Platform can leverage any open source software solutions and all of the cloud services of AWS, Microsoft Azure, Google Cloud, and can operate on any of these cloud platforms, on-premises, or in a hybrid cloud.
Compared to the structured programming approach that most organizations typically attempt, our model-driven architecture with declarative programming accelerates development by a factor of 26, while reducing the amount of code that must be written by up to 99%.
The big data and application demands of enterprise-scale AI applications require numerous underlying interdependent elements. These include enterprise data, extraprise data, sensor data, data persistence services, data streaming services, messaging services, analytics services, ML services, security services, data visualization, application development services, application monitoring services, and scores to hundreds more. With a traditional structured programming approach, developers spend significant time and effort to write extensive code to define, manage, connect, and control each element. This often results in overwhelming complexity and highly brittle applications that can break any time an underlying element is changed or updated—we believe this is a primary reason why the vast majority of AI efforts have not been deployed into production at enterprise scale.
By contrast, our model-driven architecture provides an “abstraction layer,” that allows our partners and our customers, as well as our internal C3 AI developers, to build or customize Enterprise AI applications by using conceptual models of all the elements an application requires. C3 AI provides a library of tens of thousands of prebuilt conceptual models that can be easily modified and extended, and developers can efficiently create their own models as well. These prebuilt, extensible models encompass a vast range of business objects (customer, order, contract, etc.), physical systems and subsystems (engine, boiler, chiller, compressor, etc.), computing resources and services (database, stream processing, etc.)—virtually anything an application requires can be represented as a model in our model-driven architecture. To ensure ongoing operability of our thousands of prebuilt and extensible models on different underlying infrastructure (e.g., AWS, Microsoft Azure, etc.), our automated testing continuously executes approximately 60,000 tests and security scans with each change or update we make to our software or infrastructure.
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
Strategic Competitive IP Advantage
We enjoy a rich patent portfolio that is a substantial competitive advantage, both offensive and defensive, in the Enterprise AI market—most notably, U.S. patents (No. 10,817,530 and No. 10,824,634) which were granted for systems and methods for data processing and enterprise AI applications.
Our patent portfolio covers the key capabilities of our model-driven architecture that are the foundation of our highly differentiated technology. This includes methods, systems, and devices for data aggregation and unification, times-series data processing, data abstraction, ML implementation, and much more.
As of April 30, 2023, our technology is protected by a broad patent portfolio, with 16 issued patents in the United States, 12 issued counterpart patents in a number of international jurisdictions, over 37 patent applications pending in the United States, and 70 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2039. We continually review our development efforts to assess the existence and patentability of new intellectual property.

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
The C3 AI Model-Driven Architecture
Over the last four decades, the information technology industry has grown from about $120 billion globally in 1980 to almost $8.0 trillion today. During this time, the IT industry has experienced the transition from mainframe computing to minicomputers, to personal computing, to internet computing, and to handheld computing. The software industry has transitioned from custom applications based on mainframe standards such as MVS, VSAM, and ISAM, to applications developed on a relational database foundation, to enterprise application software, to SaaS and mobile apps, and now to the AI-enabled enterprise. The internet and the iPhone changed everything. Generative AI is now poised to lead to another major shift.
Requirements of the Model-Driven Architecture
To develop an effective Enterprise AI application, it is necessary to aggregate data from a variety of enterprise information systems, suppliers, distributors, markets, products in customer use, and sensor networks, in order to provide a view of the extended enterprise.
Today’s data velocities are dramatic, requiring the ability to ingest and aggregate data from hundreds of millions of endpoints at very high frequency, sometimes exceeding 1,000 Hz cycles. The data need to be processed at the rate they arrive, in a highly secure and resilient system that addresses persistence, event processing, ML, and visualization. This requires massively horizontally scalable elastic distributed processing capability offered only by modern cloud platforms and supercomputer systems.
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
Reference Enterprise AI Software Platform
The problems that have to be addressed to enable today’s Enterprise AI applications are nontrivial. Massively parallel elastic computing and storage capacity are prerequisite. These services are provided today at increasingly low cost by Google Cloud, AWS, Microsoft Azure, and others. The elastic cloud is a major breakthrough that has dramatically transformed modern computing. In addition to the cloud, multiple data services are necessary to develop, provision, and operate Enterprise AI applications.
The array of capabilities and services necessary for building and operating Enterprise AI and IoT applications at scale represents a development problem on the order of magnitude of a relatively simple enterprise software application such as CRM. Consider just a few of these requirements.
•Data Integration. This problem has haunted the computing industry for decades. Prerequisite to ML and AI at industrial scale is the availability of a unified, federated image of all the data contained in the multitude of (1) enterprise information systems—ERP, CRM, SCADA, HR, MRP—typically thousands of systems in each large enterprise; (2) sensor IoT networks—SIM chips, smart meters, programmable logic arrays, machine telemetry, bioinformatics; and (3) relevant extraprise data—weather, terrain, satellite imagery, social media, biometrics, trade data, pricing, market data, etc.

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
•Machine Learning Services. The whole point of these systems is to enable data scientists to develop and deploy ML models. There is a range of tools necessary to enable that, including Jupyter Notebooks, Python, DIGITS, R, and Scala. Increasingly important is an extensible curation of ML libraries such as TensorFlow, Caffe, Torch, Amazon ML, and AzureML. An effective AI and IoT platform needs to support them all.
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
The C3 AI Platform has been refined, tested, and proven in some of the most demanding industries and production environments—electric utilities, manufacturing, oil and gas, and defense—comprising petabyte-scale datasets from thousands of vastly disparate source systems, massive volumes of high-frequency time series data from millions of devices, and hundreds of thousands of ML models.
Awash in “AI Platforms”
Industry analysts estimate that organizations will invest almost $800 billion annually in AI software by 2026. According to a leading consulting firm, companies will generate $15 trillion annually in added value by 2030 from the use of these new technologies. This is the fastest-growing enterprise software market in history and represents an entire replacement market for enterprise application software.
Today the market is awash in AI solutions that provide component parts to design, develop, provision, and operate Enterprise AI applications, including Cassandra, Cloudera, DataStax, AWS IoT, and Hadoop. AWS, Microsoft Azure, and Google Cloud each offer an elastic cloud computing platform and an increasingly innovative library of microservices that can be used for data aggregation, ETL, queuing, data streaming, MapReduce, continuous analytics processing, ML services, data visualization, etc. While these products are useful, we believe that none offers the scope of utility necessary and sufficient to rapidly design, develop and deploy Enterprise AI applications.

“Do It Yourself” Enterprise AI?
Software innovation cycles follow a typical pattern. Early in the cycle, companies often take a “do it yourself” approach and try building the new technology themselves. In the 1980s, for example, when Oracle first introduced relational database management system, or RDBMS, software to the market, interest was high. RDBMS technology offered dramatic cost economies and productivity gains in application development and maintenance. We believe it proved an enabling technology for the next generation of enterprise applications that followed, including material requirements planning, or MRP, ERP, customer relationship management, or CRM, manufacturing automation, and others.
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
The next step is to assemble hundreds to thousands of programmers, frequently distributed around the world, using structured programming and application programming interfaces, or APIs, to attempt to stitch these various programs, data sources, sensors, ML models, development tools, and user interface paradigms together into a unified, functional, seamless whole that will enable the organization to excel at designing, developing, provisioning, and deploying numerous enterprise scale AI and IoT applications.
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
•Future Proof. As new libraries, faster databases, and new ML techniques become available, those new utilities need to be available within the platform. Consequently, every application that was built on the platform will likely need to be reprogrammed in order to function correctly. This may take months to years.

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
C3 AI Platform: Model-Driven Architecture
The notion of a model-driven architecture was developed at the beginning of the 21st century in response to the growing complexity of enterprise application development requirements. Model-driven architecture provides the knife to cut the Gordian knot of structured programming for highly complex problems. The C3 AI Platform is designed and built with a model-driven architecture.
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
Using the C3 AI Platform and its model-driven architecture, virtually anything can be represented as a model—even, for example, applications, including databases, natural language processing engines, and image recognition systems. Models also support a concept called inheritance. An AI application built with the C3 AI Platform might include a model called relational database, that in turn serves as a placeholder that might incorporate any relational database system like Oracle, Postgres, Aurora, Spanner, or SQL Server. A key-value store model might contain Cassandra, HBase, Cosmos DB, or DynamoDB.
C3 AI Reduces Complexity, Simplifies Development
With its model-driven architecture, the C3 AI Platform provides an abstraction layer and semantics to represent the application. This frees the programmer from having to worry about data mapping, API syntax, and the mechanics of myriad computational processes such as ETL, queuing, pipeline management, encryption, etc.
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

Another important capability of the C3 AI Platform enabled by its model-driven architecture is that the applications developed on the platform are future-proofed: due to the modular nature of the model-driven architecture, new, upgraded, or enhanced services can be easily integrated with the C3 AI Platform. Suppose, for example, that an organization developed all its applications initially using Oracle as the relational database and then later decided to switch to an alternate RDBMS. The only modification required is to change the link in the RDBMS meta-model to point to the new RDBMS. All the applications deployed previously using Oracle as the RDBMS will continue to run without modification after that replacement. This enables organizations to immediately and easily take advantage of new and improved product offerings as they become available.
Platform Independence: Multi-Cloud and Polyglot Cloud Deployment
Enterprises today often have a multi-cloud strategy. While corporate leaders are eagerly embracing the cloud, they are also very concerned about cloud vendor lock-in. They want to be able to continually negotiate. They want to deploy different applications in clouds from different vendors, and they want to be free to move applications from one cloud vendor to another.
Multi-cloud deployment is therefore an additional requirement of a modern model-driven software platform that is fully supported by the C3 AI Platform. Applications developed with the C3 AI Platform can run without modification on any cloud and on bare metal behind the firewall in a hybrid cloud environment.
A requirement for the new AI technology stack—that the C3 AI Platform delivers—is polyglot cloud deployment capability: the ability to mix various services from multiple cloud providers and to easily swap and replace those services. The cloud vendors provide the market a great service by enabling instant access to virtually unlimited horizontally scalable computing capacity and effectively infinite storage capacity at exceptionally low cost. As the cloud vendors aggressively compete with one another on price, the cost of cloud computing and storage is consistently decreasing.
C3 AI Platform: A Tested, Proven, and Patented AI Suite
The model-driven approach to developing Enterprise AI applications using the C3 AI Platform has been tested and proven in dozens of large-scale, real-world deployments at some of the world’s largest organizations.
C3 AI provides a powerful platform enabling these and other leading organizations to develop and operate Enterprise AI applications at scale, with a fraction of the effort and resources required by other approaches. Applications built with the C3 AI Platform are flexible, easily upgraded, and can be ported across different cloud platforms with little or no modification, providing a solution that future-proofs customers’ investment in Enterprise AI and IoT application development.
Competition
Our main sources of current and potential competition fall into several categories:
•Corporate IT organizations that attempt to develop internal solutions for their enterprises;
•commercial enterprise and point solution software providers;
•open source software providers with data management, ML, and analytics offerings;
•public cloud providers offering discrete tools and micro-services with data management, ML, and analytics functionality;
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
We are unaware of any end-to-end Enterprise AI development platforms that are directly competitive with the C3 AI Platform. The commercial product offerings that were formerly positioned as functionally equivalent to C3 AI were GE Predix and IBM Watson, both multibillion-dollar software engineering efforts backed by massive promotional campaigns; we no longer encounter them in competitive situations.
Growth Strategy
We are investing in the expansion of our direct enterprise sales and service organization both geographically and across vertical markets to expand the use of C3 AI solutions within existing customers and establish new customer relationships.
Our transition to a consumption-based pricing model is designed to accelerate growth by making it easier and less costly to adopt C3 AI solutions. With the consumption-based pricing model, customers pay based on vCPU and vGPU usage per hour of actual use.
Our release of the C3 Generative AI solutions in March 2023 is receiving considerable interest, and is a key part of our growth strategy. We closed three agreements for C3 Generative AI in the fourth quarter of fiscal year 2023 with large enterprises, and are working through a substantial pipeline of C3 Generative AI opportunities. The C3 AI generative application is available on both AWS Marketplace and the Google Cloud Marketplace.
We continue to invest heavily in research and development to maintain technology leadership. Our product roadmap includes a wide range of new functions and products to be released in the coming years that we expect to contribute to revenue growth with both new and existing customers.
University Relations: C3.ai Digital Transformation Institute
Established in February 2020, the C3.ai Digital Transformation Institute, or C3.ai DTI, is a research consortium dedicated to accelerating the benefits of AI for business, government, and society. The goal of C3.ai DTI is to develop the field of Digital Transformation Science by leveraging laboratory and research facilities at UC Berkeley, UIUC, and consortium institutions. C3.ai DTI forms dynamic teams of the world's best researchers to interact with faculty and students to advance AI techniques for industrial, commercial, and public sector applications.
Specifically, C3.ai DTI supports the development of ML algorithms, data security, and cybersecurity techniques to address and advance solutions related to predictive analytics, resilient operation under faults and cyberattack, and assured system security. C3.ai DTI research is engaged in analyzing new business operation models, developing methods for organizational change management, developing advanced methods of protecting privacy, and advancing dialog related to the ethical implications of AI. Central to C3.ai DTI’s research is the development and validation of algorithms and designs that can dramatically affect societal systems.
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
We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, our website (c3.ai), the investor relations section of our website (ir.c3.ai), our Twitter account, our LinkedIn page, and our Facebook account. We use these channels to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Further, corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters, is also available on our investor relations website.
The content of or accessible through our websites or our social media channels are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or social media channels are inactive textual references only.
ITEM 1A. RISK FACTORS
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, C3 AI Software (which includes our C3 AI Platform, C3 AI Applications, C3 Generative AI Product Suite and C3 AI Ex Machina), reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.

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
To increase our revenue, we must continue to attract new customers. Our success will depend to a substantial extent on the widespread adoption of our C3 AI Software. Although demand for data management, ML, analytics, and AI platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. Numerous factors may impede our ability to add new customers, including but not limited to, our failure to compete effectively against alternative products or services, to attract and effectively train new sales and marketing personnel, to develop or expand relationships with partners and resellers, to successfully innovate and deploy new applications and other solutions, to provide a quality customer experience and customer support, or to ensure the effectiveness of our marketing programs. If we are not able to attract new customers, it will have an adverse effect on our business, financial condition and results of operations.

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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $268.8 million and $192.1 million for the fiscal years ended April 30, 2023 and 2022, respectively. As a result, we had an accumulated deficit of $810.2 million as of April 30, 2023. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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
•open source software providers with data management, ML, and analytics offerings;
•public cloud providers offering discrete tools and micro-services with data management, ML, and analytics functionality;
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
Our results of operations may fluctuate, in part, because of the complexity of customer problems that our C3 AI Software address, the resource‑intensive nature of our sales efforts, the length and variability of the sales cycle for our C3 AI Software, and the difficulty in making short‑term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions is approximately 3.7 months but can vary substantially from customer to customer and can extend over a number of years for some customers. Our sales efforts involve educating our customers about the use, technical capabilities, and benefits of our C3 AI Software. Customers often undertake a prolonged evaluation process, which frequently involves not only our C3 AI Software but also those of other companies. In addition, the size of potential customers may lead to longer sales cycles. For instance, we invest resources into sales to large organizations and large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our C3 AI Software. Large organizations may demand additional features, support services, and pricing concessions or require additional security management or control features. Some organizations may also require an on-premise solution rather than a cloud solution, which potentially requires additional implementation time and potentially a longer sales cycle. We may spend substantial time, effort and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our C3 AI Software widely enough across their organization to justify our substantial upfront investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.

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
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operates as the exclusive channel partner and reseller of our C3 AI Software in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was most recently revised in January 2023 and continues until April 30, 2025, with options to renew. We also have strategic relationships with AWS, FIS, Google Cloud, Microsoft, and Raytheon.
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
It is difficult to predict customer adoption rates and demand for our C3 AI Software, the entry of competitive platforms, or the future growth rate and size of the cloud-based software and software-as-a-service, or SaaS, business software markets. A substantial majority of our revenue has come from sales of our subscription-based software products, which we expect to continue for the foreseeable future. Although demand for data management, ML, and analytics platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our C3 AI Software. Our future success will depend in large part on our ability to further penetrate the existing market for Enterprise AI software, as well as the continued growth and expansion of what we believe to be an emerging market for Enterprise AI platforms and applications that are faster, easier to adopt, and easier to use. Our ability to further penetrate the Enterprise AI market depends on a number of factors, including the cost, performance, and perceived value associated with our C3 AI Software, as well as customers’ willingness to adopt a different approach to data analysis. We have spent, and intend to keep spending, considerable resources to educate potential customers about digital transformation, AI, and ML in general and our C3 AI Software in particular. However, we cannot be sure that these expenditures will help our C3 AI Software achieve any additional market acceptance. Furthermore, potential customers may have made significant investments in legacy analytics software systems and may be unwilling to invest in new platforms and applications. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our C3 AI Software, our business, operating results, and financial condition could be adversely affected.
If we fail to respond to rapid technological changes, extend our C3 AI Software, or develop new features and functionality, our ability to remain competitive could be impaired.
The market for our C3 AI Software is characterized by rapid technological change and frequent new platform and application introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of platforms and applications embodying new technologies can quickly make existing platforms and applications obsolete and unmarketable. Data management, ML, and analytics platforms and applications are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced platforms and applications. The success of any enhancements or improvements to our existing C3 AI Software or any new applications depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance.
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
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, data scientists, engineers, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for employees with high levels of expertise in designing, developing and managing platforms and applications for data management, ML, and analytics technologies, as well as for skilled data scientists, sales, and operations professionals. In addition, we are extremely selective in our hiring process which requires significant investment of time and resources from internal stakeholders and management. At times, we have experienced, and we may continue to experience, difficulty in hiring personnel who meet the demands of our selection process and with appropriate qualifications, experience, or expertise, and we may not be able to fill positions as quickly as desired. We recently completed our initial public offering and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our initial public offering. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.
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
Our performance metrics, data regarding customer engagement and certain other operational data in this report are subject to assumptions and limitations and may not provide an accurate indication of our future or expected results.
Our performance metrics, including data regarding customer engagement, and other operational data may involve judgement and therefore may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. Our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. We regularly review and may adjust our processes for calculating our metrics to improve their accuracy. If our metrics are not accurate representations of our business; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
We generally recognize revenue from subscriptions to our C3 AI Software over the terms of such subscriptions. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We generally recognize revenue from subscriptions to our C3 AI Software over the terms of these subscriptions. As a result, a portion of the revenue we report in each year and each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during prior periods. Consequently, a decline in new or renewed subscriptions in any single year or quarter may only have a small impact on the revenue that we recognize for that period. However, such a decline will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs are expensed as incurred. As a result, growth in the number of new customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscriptions. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers or from existing customers that increase their use of our C3 AI Software must be recognized over the applicable subscription term. These risks are further exacerbated by our dependence on high-value customer contracts.
Any failure to offer high-quality maintenance and support services for our customers may harm our relationships with our customers and, consequently, our business.
Once our C3 AI Software is deployed, our customers depend on our maintenance and support teams to resolve technical and operational issues and provide critical updates relating to our C3 AI Software. Our ability to provide effective customer maintenance and support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers with software such as ours and maintaining the same. The number of our customers has grown significantly and that has and will continue to put additional pressure on our customer maintenance and support teams. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the scope and delivery of our maintenance services and technical support to compete with changes in the technical services provided by our competitors. Increased customer demand for maintenance and support services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, if we experience increased customer demand for support and maintenance, we may face increased costs that may harm our results of operations. Further, as we continue to grow our operations and support our global customer base, we need to be able to continue to provide efficient support and effective maintenance that meets our customers’ needs globally. If we are unable to provide efficient customer maintenance and support globally or if we need to hire additional maintenance and support personnel, our business may be harmed. Our ability to attract new customers is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality maintenance and support services, a failure of channel parties to maintain high-quality maintenance and support services or a market perception that we do not maintain high-quality maintenance and support services for our customers, would harm our business.

Macroeconomic uncertainties and the COVID-19 pandemic, have had, and could continue to have, an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and users operate.
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation, bank failures and monetary supply shifts, as well as recession risks, which may continue for an extended period and which could result in our customer prospects and our existing customers experiencing slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Software, lengthening of sales cycles, loss of customers, and difficulties in collections. Our vendors and suppliers may experience, or may continue to experience, disruptions in their supply chains, which may result in service interruptions or additional operating expenses, and may increase the price at which our vendors and suppliers are willing to sell their products to us.
Our business, and the business of our customers, have been, and may continue to be, impacted by the prolonged COVID-19 pandemic and resulting economic consequences and uncertainties. The ultimate impact of the prolonged COVID-19 pandemic on our business, operations, or the global economy as a whole remains highly uncertain.
To the extent macroeconomic uncertainties and the prolonged COVID-19 pandemic continue to adversely affect our business, financial condition, and results of operations, many of the other risks described in this “Risk Factors” section could be exacerbated, including but not limited to, those related to our ability to increase sales to existing and new customers, develop and deploy new offerings and applications and maintain effective marketing and sales capabilities.
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, Process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, protected health information, and financial data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information and the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives and employees, and imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA calls for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Connecticut and Utah, have enacted comprehensive data privacy laws and similar laws are being considered in several other states and at the federal level and local levels, reflecting a trend toward more stringent privacy legislation in the United States, which could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

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
In addition to data privacy and security laws, we are also subject to the terms of external and internal privacy and security policies, codes, representations, certifications, industry standards adopted by industry groups, publications and frameworks, contractual obligations to third parties, and other statements related to privacy, information security, and data processing. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. We are subject to contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with data protection laws or other obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

There is increasing U.S. and foreign activity in the regulation of AI and other similar uses of technology. In Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. In the United States, several states and localities have enacted measures related to the use of AI and ML in products and services. Depending on how these AI laws and regulations are interpreted, we may have to make changes to our business practices and products, including our C3 AI Software, to comply with such obligations. Additionally, various privacy laws and other obligations require us to obtain certain consents to process personal data and our inability or failure to do so could result in adverse consequences.
Obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our information technologies, systems, and practices, including our C3 AI Software, possibly limiting our ability to develop new applications and features, and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product; expenditure of time and resources to defend any claim or inquiry; adverse publicity; revision or restructuring of our operations; or reduced demand for our C3 AI Software. Governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate cybersecurity and the use, transfer, and other processing of non-personal information (for example, under the European Union’s Data Act), an area which has typically been the subject of very limited or no specific regulation. This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the risks and considerations may apply equally to our processing of both personal and non-personal information.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information, or our technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform. Any actual or potential security breach of our C3 AI Software, our operational systems, our physical facilities, or the systems or facilities of our partners, or the perception that one has occurred, could result in adverse consequences, such as litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own supply chain. For example, we have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems or those of subcontractors Processing customer or partner data on our behalf. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended April 30, 2023 and 2022, 8% and 13% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the fiscal years ended April 30, 2023 and 2022, 5% and 5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
One of our U.S. government contracts requires our employees to maintain security clearances, and also requires us to comply with the DoD security rules and regulations. The DoD has strict security clearance requirements for personnel who perform work in support of classified programs. In general, access to classified information, technology, facilities, or programs are subject to additional contract oversight and potential liability. In the event of a security incident involving classified information, technology, facilities, or programs, or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then a customer requiring classified work could terminate an existing contract or decide not to renew the contract upon its expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and our existing contract (and any future contracts we may subsequently obtain) requiring a facility security clearance could be terminated.
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
Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
Risks Related to Our International Operations
We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have Customer-Entities in more than 15 countries, and 21% of our revenue for the fiscal year ended April 30, 2023 was generated from customers outside of North America. As of April 30, 2023, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
As of April 30, 2023, we had net operating loss carryforwards, or NOLs, for U.S. federal and state purposes of $487.6 million and $187.8 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2029. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the Governor of California signed into law the 2020 Budget Act which temporarily suspends the utilization of NOLs and limits the utilization of research credits to $5.0 million annually for 2020, 2021, and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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
As of April 30, 2023, we have 16 issued patents in the United States, 12 issued counterpart patents in a number of international jurisdictions, over 37 patent applications pending in the United States, and 70 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2039. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Software. Any of these events would harm our business.

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
•rumors and market speculation involving us or other companies in our industry, which may include short seller reports;
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

Short sellers may engage in manipulative activity intended to drive down the market price of our Class A common stock, which could also result in related regulatory and governmental scrutiny, among other effects.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our Class A common stock for the price to decline. At any time, short sellers may publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum. Issuers, like us, whose securities have historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be vulnerable to such short seller attacks. Short selling reports can cause increased volatility in an issuer’s stock price, and result in regulatory and governmental inquiries. On April 4, 2023, a short seller report was published which contained certain allegations against us. Any inquiry or formal investigation from a governmental organization or other regulatory body, including any inquiry from the SEC or the U.S. Department of Justice, could result in a material diversion of our management’s time and could have a material adverse effect on our business and results of operations.
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, limiting your ability to influence corporate matters.
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of April 30, 2023, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 21.8% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 56.2% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
In addition, as of April 30, 2023, there were 28,432,805 shares of Class A common stock subject to outstanding options under our Amended and Restated 2012 Equity Incentive Plan and 27,408,618 shares of Class A common stock subject to equity awards outstanding under our 2020 Equity Incentive Plan. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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
We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is also required to formally attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We currently have an external audit group and have hired additional accounting and financial staff. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the systems and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our Class A common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our current principal executive office is located in Redwood City, California, which consists of approximately 283,015 square feet of space under a lease that expires in March 2033. As of April 30, 2023, we have acquired 217,522 square feet of space under this lease in several phases. The lease commencement date of other phases of this lease will be determined when the landlord delivers the additional leased space to us.
We lease 14 other offices around the world for our employees, including in Tysons, Virginia; New York City, New York; Chicago, Illinois; Houston, Texas; Atlanta, Georgia; Sydney, Australia; Paris, France; Munich, Germany; Rome, Italy; Amsterdam, Netherlands; Singapore; London, UK; Guadalajara, Mexico; and Bengaluru, India.
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
Holders of Record
As of June 6, 2023, there were 140 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return to stockholders on our Class A common stock since December 9, 2020 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the S&P 500 Index and the S&P 500 Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on December 9, 2020, and its relative performance is tracked through April 30, 2023. The initial public offering price of our Class A common stock, which had a closing stock price of $92.49 on December 9, 2020, was $42.00 per share.
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
12/9/2020
1/29/2021
4/30/2021
7/30/2021
10/29/2021
1/31/2022
4/29/2022
7/29/2022
10/31/2022
1/31/2023
4/28/2023
C3.ai
S&P 500 Index
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended April 30, 2023 (in thousands, except for share and per share amounts).

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
February 1 - February 28, 2023	—	$—	—	$85,000
March 1 - March 31, 2023	3,884	4.56	—	$85,000
April 1 - April 30, 2023	9,315	10.56	—	$85,000
Total	13,199	$9.59	—
(1)     Includes shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.

(2)     In December 2021, our board of directors approved a stock repurchase program for the repurchase of up to $100.0 million of outstanding shares of Class A common stock over the course of 18 months. See Note 9. Stockholders’ Equity for further information. Under the program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. As of April 30, 2023, $85.0 million remained available for future repurchases under the program.

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
A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2023 compared to the fiscal year ended April 30, 2022 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2022 compared to the fiscal year ended April 30, 2021 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed with the Securities and Exchange Commission, or SEC, on June 23, 2022.
Overview
C3 AI is an Enterprise AI application software company.
We have built an integrated family of software applications that enables our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications across any infrastructure. Customers can deploy C3 AI solutions on all major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide four primary families of software solutions, which we collectively refer to as our C3 AI Software:
•C3 AI Platform, our core technology, is a comprehensive, end-to-end application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications of any type.
•C3 AI Applications, built using the C3 AI Platform, is a portfolio of pre-built, extensible, industry-specific and application-specific SaaS Enterprise AI applications that can be rapidly installed and deployed.
•C3 Generative AI Product Suite, our latest innovation, combines the utility of LLMs, generative AI, reinforcement learning, natural language processing, and the C3 AI Platform to rapidly locate, retrieve, and present information, disparate data stores, applications, and enterprise information systems.
•C3 AI Ex Machina is a no-code, ML solution that empowers citizen data scientists with cloud-native, complete end-to-end capabilities, connecting to diverse data sources and types, enabling business analysts to rapidly perform data science tasks such as building, configuring, training, and visualizing AI models.
These solutions, and our patented model-driven architecture, enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. We significantly reduce the effort and complexity of the AI software engineering problem.
How We Generate Revenue
We generate revenue primarily from the sale of software subscriptions, which accounted for 86%, 82% and 86% of our total revenue in the fiscal years ended April 30, 2023, 2022 and 2021, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancellable and non-refundable.

Historically we primarily recognize revenue from subscriptions on a ratable basis over the contract term or on a usage basis for consumption-based arrangements. In addition, customers typically pay a usage-based runtime fee for production use of our C3 AI Software for specified levels of capacity. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. We announced a new consumption-based pricing model, beginning with a pilot phase which includes unlimited developer access to the C3 AI Platform, one C3 AI Application and COE support services. After the pilot phase ends, the customer has an option to convert to a month-to-month contract for C3 AI Software with a minimum fee and overages charged if the customer utilizes greater than a specified number of vCPU or vGPU hours in a month. Customers have the option to commit to a one-year, two-year or three-year term. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI COE which is included as part of the subscription when purchased.
We also generate revenue from professional services, which primarily include implementation services, training and prioritized engineering services. Professional services revenue represented 14%, 18% and 14% for the fiscal years ended April 30, 2023, 2022 and 2021, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
Our total revenue grew to $266.8 million for the fiscal year ended April 30, 2023, representing a 6% increase compared to the prior fiscal year. Our subscription revenue grew to $230.4 million for the fiscal year ended April 30, 2023, representing a 11% increase compared to the prior fiscal year.
Go-to-Market Strategy
Our go-to-market strategy has been historically focused on large organizations recognized as leaders in their respective industries or public sectors, and who are attempting to solve complicated business problems by digitally transforming their operations. These large organizations, or lighthouse customers, include companies and public agencies within the oil and gas, power and utilities, aerospace and defense, industrial products, life sciences, and financial services industries, among others. This has resulted in C3 AI powering some of the largest and most complex Enterprise AI applications worldwide. These lighthouse customers serve as proof points for other potential customers in their particular industries. As a result, we have a customer base of a relatively small number of large organizations that generate high average total subscription contract value, but we expect that, over time, as more customers adopt our technology based on the proof points provided by these lighthouse customers, the revenue represented by these customers will decrease as a percentage of total revenue. As our C3 AI Platform and much of our other C3 AI Software is industry agnostic, we also expect to expand into other industries as we grow.
In the second quarter of fiscal year 2023, we announced a change to our go-to-market strategy including a way for new customers to utilize our products at a smaller initial contract size and pay for services based on their monthly consumption of vCPU and vGPU hours. Customers generally begin with a two-quarter-long pilot which includes the necessary resources required to introduce the C3 AI Platform, C3 AI Applications and a desired product into their environment and receive necessary training to operate and maintain the product in production. Following the pilot period, customers pay a monthly fee and overage charges on a metered basis using vCPU and vGPU hours utilized as the metric to calculate payment. Customers are able to realize business value immediately after the conclusion of the pilot and grow at their pace over subsequent quarters.
Acquiring new customers and expanding our business with our existing customers is the intent of our go-to-market effort and drives our growth. Making new and existing customers successful is critical to our long-term success. After we help our customers solve their initial use cases, they typically identify incremental opportunities within their operations and expand their use of our products. The increased engagement is measured by a combination of increased vCPU usage, increased C3 AI Software subscriptions and subscriptions to the C3 AI Platform for in-house AI application development.

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
Customer Count and Product Adoption
We define a Customer-Entity as each entity that is the ultimate parent of a party contracting with us. We commonly enter into enterprise-wide agreements with Customer-Entities that include multiple operating units or divisions. Our customer composition is diverse and includes various customer segments with different purchasing decisions and pricing models. We offer a wide range of products and services, which results in a complex sales tapestry.
Over the course of our history, we have continued to innovate our product offerings, expand our market reach, and evolve our business model to better serve the needs and use cases of our ever-growing customers. Today, our relationships with customers take a myriad of different forms, ranging from $25 licenses of C3 AI Ex Machina to individual data scientists, to enterprise-level limited time trials and pilots, to multi-million-dollar long-term enterprise-wide agreements for C3 AI Applications and/or the C3 AI Platform. Furthermore, the number of individual departments and divisions within our customer base using our applications and/or applications they have built on our platform has also expanded. The move to our new consumption-based pricing model, while being the right model for our business evolution, adds yet another permutation to our customer relations. While the bulk of our new business volume consists of product trials followed by consumption-based pricing, we continue to employ our historic pricing models in certain circumstances, including the expansion of existing agreements and renewals. We also have strong reseller relationships, who sell our solutions to their end customers.
While this may seem inordinately complex, it is in fact appropriately complex. Our flexibility in customer arrangements speaks to our agility in working with our customers and providing value-add products and solutions through those contractual agreements and pricing arrangements most convenient to our customers, while also enabling profitability and growth for C3 AI.
Over time, we have done our best to provide a quarterly customer count as a proxy to highlight the adoption and acceptance of our products and services by customers.
That being said, there is so much variety in the C3 AI sales tapestry, the types of customers, the broad range of products and solutions, the disparity in contract terms, our relations with resellers, and the range of prices that, to add them together into numbers that are meaningful to compare from one quarter to the next does not fully articulate the depth and breadth of the use cases and the value-add our products and solutions provide.
To help us better articulate the growth in our customer base and use cases, we retained external consultants to recommend a best-practice customer count methodology that is consistent and relies on system data and is reproducible. As a result of that review, we have decided to change our definition to better reflect the number and level of activity of our customers, which we now define as Customer Engagement:

1.For products and services including paid trials, one-time, subscription, and professional service offerings, we count unique contacting customers by SKU that generate revenue in a given period (i.e. if a contracting customer generates revenue across four SKUs in a period, that would be counted as four Customer Engagements).
2.For products that are priced based on unique assets to which the customer is applying our solutions, we count distinct production applications by customer asset for which the product is used.
3.For resellers and federal customers, we count the number of reseller end customers and the number of federal departments utilizing our solutions.
Based on the new approach, our best estimate of Customer Engagement is as follows:

	April 30, 2022	July 31, 2022	October 31, 2022	January 31, 2023	April 30, 2023
Revised calculation	212	223	223	247	287
Based on the prior calculation methodology, our historical Customer count is as follows:

	April 30, 2022	July 31, 2022	October 31, 2022	January 31, 2023	April 30, 2023
Prior calculation	223	228	236	236	244
Key Business Metric
We monitor remaining performance obligations, or RPO, as a key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Annual Report on Form 10-K. RPO was $381.4 million and $477.4 million as of April 30, 2023 and 2022, respectively. We transitioned our go-to market strategy from a subscription-based pricing model to a consumption-based pricing model generally for new customers. While the immediate-term effect of this transition lowers revenue growth and decreases RPO, we believe the medium and long term effect provides a substantial accelerator to revenue growth and RPO.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of April 30, 2023 is comprised of $47.9 million related to deferred revenue and $333.5 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2022 was comprised of $49.1 million related to deferred revenue and $428.3 million of commitments from non-cancellable contracts.
RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $40.2 million and $39.4 million as of April 30, 2023 and April 30, 2022, respectively.
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
Going forward, we expect we will attract new customers who prefer to subscribe to the C3 AI Platform and C3 AI Applications with our consumption-based pricing model. For further discussion, see the section titled “Overview—Go-to-Market Strategy” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
Brand Awareness
We believe we are in the early stages of a large and expanding market for AI enabled digital transformation. While we spent significantly on brand awareness over the past few years, we have recently reduced our spend on brand awareness, but continue to invest in market education, strategic paid media, and thought leadership. We engage the market through digital, radio, outdoor, airport, and print advertising; virtual and physical events, including our C3 Transform annual user conference; and C3 AI Live, a series of livestreamed events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, ML, and data science.

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
We and Baker Hughes revised this arrangement in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in the fiscal year ending April 30, 2023, $110.0 million in the fiscal year ending April 30, 2024, and $125.0 million in the fiscal year ending April 30, 2025, and to revise the structure of the arrangement to incentivize Baker Hughes’ sales of our products and services. Beginning in the fiscal year ending April 30, 2023 and until the Baker Hughes arrangement were further revised in January 2023 as described below, Baker Hughes’ annual commitments were reduced by any revenue we generated from certain customers between October 2021 and January 2023. We acknowledged that Baker Hughes had met its minimum annual revenue commitment for the fiscal year ended April 30, 2022 and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
We and Baker Hughes further revised and expanded this arrangement in January 2023. Pursuant to this revised arrangement, the frequency of payments due from Baker Hughes to us is accelerated, Baker Hughes obtained expanded reseller rights and we will provide additional products and services. This results in an increase of $32.5 million in the overall transaction price of the arrangement by eliminating potential variable consideration attributable to any revenue we generated from certain customers (the variable consideration was $49.3 million as of April 30, 2022). The amount of consideration may increase if Baker Hughes exceeds certain thresholds. We also provided Baker Hughes the option to extend the subscription term upon payment of a renewal fee.

Our RPO related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of $0.2 million related to deferred revenue and $161.9 million of commitments from non-cancellable contracts as of April 30, 2023 and $2.3 million related to deferred revenue and $212.9 million from non-cancellable contracts as of April 30, 2022.
We purchase services from Baker Hughes from time to time to support our end customers in relation to our contracts with those customers. These costs are recorded as cost of subscription revenue in the consolidated statement of operations.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 21%, 22% and 35% of our total revenue for the fiscal years ended April 30, 2023, 2022 and 2021, respectively, from international customers.
Impact of Macroeconomic Conditions and COVID-19 Pandemic
Our business and financial condition have been, and may continue to be, impacted by adverse macroeconomic conditions and uncertainties, including labor shortages, supply chain disruptions, inflation, higher interest rates, and fluctuations or volatility in capital markets, which are causing customers to optimize consumption, rationalize budgets, and prioritize cash flow management.
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including any new variants, may continue to directly or indirectly impact general market conditions or our business, results of operations, cash flows, and financial condition depends on future developments that are uncertain. As a result of global business disruption, the COVID-19 pandemic had a significant adverse impact on our conclusion of new and additional business agreements in 2022, 2021 and 2020 and may continue to pose challenges as the effects of the pandemic continue to abate.
We will continue to evaluate the nature and extent of the impact of general macroeconomic conditions and the COVID-19 pandemic on our business. For further discussion, see the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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
Professional Services Revenue. Our professional services revenue primarily includes implementation services, training and prioritized engineering services. We offer a complete range of professional service support both onsite and remotely, including training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and are typically a fixed-fee engagement with defined deliverables and a duration of less than 12 months. In certain cases, customers seeking increased utility from their C3 AI Suite or C3 AI Application subscriptions and engineering services are prioritized to develop and modify software features, which are typically part of our product roadmap, but on an accelerated basis.
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
Results of Operations
The following tables set forth our consolidated statements of operations for the periods presented:

	Fiscal Year Ended April 30,
	2023	2022	2021
	(in thousands)
Revenue
Subscription	$230,443	$206,916	$157,366
Professional services	36,352	45,843	25,851
Total revenue	266,795	252,759	183,217
Cost of revenue
Subscription(1)	78,423	45,838	31,315
Professional services(1)	7,914	17,875	13,204
Total cost of revenue	86,337	63,713	44,519
Gross profit	180,458	189,046	138,698
Operating expenses
Sales and marketing(1)	183,121	173,584	96,991
Research and development(1)	210,660	150,544	68,856
General and administrative(1)	77,170	61,040	33,109
Total operating expenses	470,951	385,168	198,956
Loss from operations	(290,493)	(196,122)	(60,258)
Interest income	21,979	1,827	1,255
Other income (expense), net	350	3,019	4,011
Net loss before provision for income taxes	(268,164)	(191,276)	(54,992)
Provision for income taxes	675	789	704
Net loss	$(268,839)	$(192,065)	$(55,696)
__________________
(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended April 30,
	2023	2022	2021
	(in thousands)
Cost of subscription	$21,417	$8,638	$828
Cost of professional services	2,220	2,710	376
Sales and marketing	71,389	40,344	9,080
Research and development	90,217	39,200	2,950
General and administrative	31,299	22,549	8,506
Total stock-based compensation expense	$216,542	$113,441	$21,740

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods presented:

	Fiscal Year Ended April 30,
	2023	2022	2021
Revenue
Subscription	86%	82%	86%
Professional services	14	18	14
Total revenue	100	100	100
Cost of revenue
Subscription	29	18	17
Professional services	3	7	7
Total cost of revenue	32	25	24
Gross profit	68	75	76
Operating expenses
Sales and marketing	69	69	53
Research and development	79	60	38
General and administrative	29	24	18
Total operating expenses	177	153	109
Loss from operations	(109)	(78)	(33)
Interest income	8	1	1
Other income (expense), net	—	1	2
Net loss before provision for income taxes	(101)	(76)	(30)
Provision for income taxes	—	—	—
Net loss	(101)%	(76)%	(30)%
Comparison of the Fiscal Years Ended April 30, 2023 and 2022
Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2023	2022
	(in thousands)
Revenue
Subscription	$230,443	$206,916	$23,527	11%
Professional services	36,352	45,843	(9,491)	(21)%
Total revenue	$266,795	$252,759	$14,036	6%
Subscription revenue accounted for 86% and 82% of our total revenue for the fiscal years ended April 30, 2023 and 2022, respectively. Subscription revenue increased by $23.5 million, or 11%, for the fiscal year ended April 30, 2023, compared to the prior fiscal year. Approximately 9% and 7%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 91% and 93%, respectively, was attributable to revenue related to net growth from existing customers for the fiscal year ended April 30, 2023 and 2022, respectively. The revenue from existing customers included an increase in revenue of $15.1 million related to the Baker Hughes arrangement for the fiscal year ended April 30, 2023, compared to the prior fiscal year.
Professional services revenue decreased by $9.5 million, or (21)%, for the fiscal year ended April 30, 2023, compared to the prior fiscal year, predominantly due to a decrease in other professional services by $10.4 million due to fewer service projects for C3 AI Platform and C3 AI Applications customers compared to the prior fiscal year, partially offset by an increase in prioritized engineering services by $1.5 million.

Cost of Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2023	2022
	(in thousands)
Cost of revenue
Subscription	$78,423	$45,838	$32,585	71%
Professional services	7,914	17,875	(9,961)	(56)%
Total cost of revenue	$86,337	$63,713	$22,624	36%
The increase in cost of subscription revenue for the fiscal year ended April 30, 2023 compared to the prior fiscal year was primarily due to higher personnel related costs of $20.1 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher data center costs of $4.0 million, higher third-party outsourcing costs of $3.5 million, higher overhead costs of $1.9 million, and higher facilities costs of $1.8 million.
The decrease in cost of professional services revenue for the fiscal year ended April 30, 2023 compared to the prior fiscal year was primarily due to lower personnel-related costs of $4.8 million due to a decrease in the number of service projects, lower third-party outsourcing costs of $2.9 million, and lower overhead costs of $2.3 million.
Gross Profit and Gross Margin

	Fiscal Year Ended April 30,		$ Change	% Change
	2023	2022
	(in thousands)
Gross profit	$180,458	$189,046	$(8,588)	(5)%
Gross margin
Subscription	66%	78%
Professional services	78%	61%
Total gross margin	68%	75%
The decrease in gross profit in the fiscal year ended April 30, 2023 was primarily driven by a decline in subscription margin, offset by an increase in professional services margin.
The subscription margin for the fiscal year ended April 30, 2023 decreased due to higher personnel-related costs as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, compared to the prior fiscal year.
The professional services margin for the fiscal year ended April 30, 2023 increased primarily due to the mix of professional services provided, including an increase in prioritized engineering services, which generally have higher margins, offset by lower personnel-related costs due to a decrease in the number of service projects, compared to the prior fiscal year.

Operating Expenses

	Fiscal Year Ended April 30,		$ Change	% Change
	2023	2022
	(in thousands)
Operating expenses
Sales and marketing	$183,121	$173,584	$9,537	5%
Research and development	210,660	150,544	60,116	40%
General and administrative	77,170	61,040	16,130	26%
Total operating expenses	$470,951	$385,168	$85,783	22%
Sales and Marketing. The increase in sales and marketing expense for the fiscal year ended April 30, 2023 compared to the prior fiscal year was primarily due to higher personnel-related costs of $39.8 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher marketing costs of $4.4 million, higher marketing events costs of $3.8 million, higher travel and entertainment costs of $2.8 million, higher overhead costs of $2.3 million and higher commission expense of $1.6 million, partially offset by lower advertising spend of $45.1 million.
Research and Development. The increase in research and development expense for the fiscal year ended April 30, 2023 compared to the prior fiscal year was primarily due to higher personnel-related costs of $58.0 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher cloud computing costs of $7.9 million and higher facilities costs of $3.6 million, partially offset by lower C3.ai DTI contributions of $11.5 million.
General and Administrative. The increase in general and administrative expense for the fiscal year ended April 30, 2023 compared to the prior fiscal year was primarily due to higher personnel-related costs of $11.0 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher professional services costs of $3.5 million, and higher facilities costs of $2.4 million.
Interest Income

	Fiscal Year Ended April 30,		$ Change	% Change
	2023	2022
	(in thousands)
Interest income	$21,979	$1,827	$20,152	1103%
The increase in interest income for the fiscal year ended April 30, 2023 compared to the prior fiscal year was primarily due to an increase in volume of investments and investments in higher expected returns securities such as corporate debt securities.
Other Income (Expense), Net

	Fiscal Year Ended April 30,		$ Change	% Change
	2023	2022
	(in thousands)
Other income (expense), net	$350	$3,019	$(2,669)	(88)%
The decrease in other income (expense), net for the fiscal year ended April 30, 2023 compared to the prior fiscal year was due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.

Provision for Income Taxes

	Fiscal Year Ended April 30,		$ Change	% Change
	2023	2022
	(in thousands)
Provision for income taxes	$675	$789	$(114)	(14)%
The decrease in provision for income taxes was primarily related to foreign and state tax expense.
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

	Fiscal Year Ended April 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(115,691)	$(86,462)
Less:
Purchases of property and equipment	(70,518)	(3,791)
Capitalized software development costs	(1,000)	(500)
Free cash flow	$(187,209)	$(90,753)
Net cash provided by investing activities	$59,946	$317,015
Net cash provided by financing activities	$621	$5,711
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of April 30, 2023 and 2022, we had $284.8 million and $339.5 million of cash and cash equivalents and $527.6 million and $652.7 million of investments, respectively, which were held for working capital purposes. Our short-term and long-term investments generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $810.2 million as of April 30, 2023 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business, but continue on-track with our plan for profitability, with the goal of achieving a sustainable non-GAAP profitable business by the end of fiscal year 2024. We are substantially reducing spending that does not directly impact revenue to accelerate our path to profitability and to increase our significant cash resources.

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
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended April 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(115,691)	$(86,462)
Cash provided by investing activities	$59,946	$317,015
Cash provided by financing activities	$621	$5,711
Net increase in cash, cash equivalents, and restricted cash	$(55,124)	$236,264
Operating Activities. Net cash used in operating activities of $115.7 million for the fiscal year ended April 30, 2023 was due to our net loss of $268.8 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $216.5 million, depreciation and amortization of $6.1 million, and non-cash operating lease cost of $7.0 million. The $72.2 million cash outflow related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $54.5 million inclusive of an increase in related party balances of $38.8 million, a decrease in accounts payable of $22.0 million inclusive of a decrease in related party balances of $16.3 million, a decrease in other liabilities of $10.6 million inclusive of a decrease in related party balances of $2.5 million, a decrease to deferred revenue of $1.3 million inclusive of an increase in related party balances of $0.1 million and an increase in prepaid expenses, other current assets and other assets of $0.6 million inclusive of an increase in related party balances of $4.7 million. This was partially offset by cash inflows related to an increase in lease liabilities of $13.6 million and an increase to accrued compensation and employee benefits of $3.2 million.
Net cash used in operating activities of $86.5 million for the fiscal year ended April 30, 2022 was due to our net loss of $192.1 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $113.4 million, depreciation and amortization of $5.2 million, and non-cash operating lease cost of $4.2 million. The $18.8 million cash outflow related to changes in operating assets and liabilities was primarily attributable to a decrease to deferred revenue of $26.1 million inclusive of a decrease in related party balances of $7.6 million, an increase in prepaid expenses, other current assets and other assets of $14.6 million inclusive of an increase in related party balances of $12.7 million, an increase in accounts receivable of $14.2 million inclusive of an increase in related party balances of $20.7 million, a decrease in other liabilities of $5.6 million inclusive of an increase in related party balances of $3.4 million and a decrease in lease liabilities of $3.3 million. This was partially offset by cash inflows related to an increase in accounts payable of $34.5 million inclusive of an increase in related party balances of $18.5 million and an increase to accrued compensation and employee benefits of $10.4 million.

Investing Activities. Net cash provided by investing activities of $59.9 million for the fiscal year ended April 30, 2023 was primarily attributable to the maturities and sales of investments of $876.7 million, partially offset by purchases of investments of $745.2 million and capital expenditures of $71.5 million mainly related to the leasehold improvements associated with the additional leased space.
Net cash provided by investing activities of $317.0 million for the fiscal year ended April 30, 2022 was primarily attributable to the maturities and sales of investments of $1,117.8 million, partially offset by purchases of investments of $796.5 million and capital expenditures of $4.3 million.
Financing Activities. Net cash provided by financing activities of $0.6 million for the fiscal year ended April 30, 2023 was due to $4.5 million of proceeds from the exercise of stock options for Class A common stock and $3.1 million of proceeds from the issuance of Class A common stock under the Employee Stock Purchase Plan (“ESPP”), partially offset by $6.9 million of taxes paid related to net share settlement of equity awards.
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
We generate additional runtime subscription fees for the use of our C3 AI Platform, a type of consumption billing based on computing and storage resources required to run our software. We typically recognize the consumption or usage-based revenue upon occurrence and invoice in arrears, although customers may purchase blocks of runtime in advance.
Professional Services Revenue. Professional services revenue primarily consists of implementation services and training. These services are distinct from our subscription revenue.
Professional services fees are based on the level of effort required to perform such tasks and are typically a fixed-fee engagement with a duration of less than 12 months. We recognize revenue for our professional services over time on an input or output basis as the performance obligations are satisfied.
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
Areas of Judgment and Estimates. Determining whether the software subscriptions and the related support are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. In reaching our conclusion, we considered the nature of our promise to provide the customer real time analytics and ML algorithms that require regular re-training to maintain and improve prediction accuracy. As these updates to the software subscription are integral to maintaining the utility that is derived from the software subscription by customers, we determined that the software subscription and related updates fulfill a single promise to the customer under the contract.
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
Interest Rate Risk
As of April 30, 2023, we had cash, cash equivalents, and investments of $812.4 million. As of April 30, 2022, we had cash, cash equivalents, and short-term investments of $992.2 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of April 30, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the fiscal years ended April 30, 2023, 2022 and 2021, approximately 8%, 13%, and 25% of our sales were denominated in euros, respectively, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C3.ai, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C3.ai and subsidiaries (the "Company") as of April 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock, redeemable convertible class A-1 common stock and stockholders' equity (deficit), and cash flows, for each of the three fiscal years in the period ended April 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The majority of the Company’s revenue is generated from subscriptions to its C3 AI Platform license and related maintenance and support services. Licenses represent a contractual right for a customer to take possession of the software and it is feasible for the customer to host the software independently. Maintenance and support services comprise critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term.
Management applies significant judgment in determining whether the Company’s C3 AI Platform license and the related maintenance and support services are considered distinct performance obligations that should be accounted for separately or combined as a single performance obligation. Management has concluded that the Company’s C3 AI Platform license and the related maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract satisfied over time.

We identified the determination that the Company’s C3 AI Platform license and related maintenance and support services should be accounted for as a single performance obligation as a critical audit matter. This required a high degree of auditor judgement and increased the extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating whether the Company’s C3 AI Platform license and related maintenance and support services should be accounted for as a single performance obligation included the following, among others:
•We tested the effectiveness of internal controls over the Company’s process related to the identification of performance obligations with respect to the Company’s software licenses and maintenance and support services.
•We gained detailed understanding of the nature of the Company’s software licenses and maintenance and support, how it is marketed to customers, and confirming our understanding with personnel outside of accounting.
•We evaluated management’s key assumptions and analysis of its performance obligations, including their assessment of the nature, interdependency, and level of integration between the Company’s software licenses and maintenance and support services, which included, among other procedures, observing data within a customer environment, such as:
•Inspecting the number of machine learning predictions per day.
•Inspecting the number of inputs ingested by the system.
Related Party Transactions – Revenue Transactions with Baker Hughes Company — Refer to Note 13 to the financial statements
Critical Audit Matter Description
The Company previously entered into multiple agreements with Baker Hughes in 2019, 2020, and 2021. The Company further revised their agreements with Baker Hughes in January 2023. Pursuant to this revised arrangement, the frequency of payments due from Baker Hughes was accelerated, Baker Hughes obtained expanded reseller rights and the Company will provide additional products and services.
We identified the evaluation of the accounting treatment of the revised arrangement as a critical audit matter because of the judgments required by management in evaluating the impact of the revised arrangement on the Company’s revenue recognition policy. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals with expertise in the accounting for revenue from contracts with customers, when performing audit procedures to evaluate the appropriateness of the accounting treatment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s evaluation of the accounting treatment of the revised arrangement and its impact on the Company’s revenue recognition policy included the following, among others:
•We tested the effectiveness of internal controls related to the review of the revised arrangement and determination of the appropriate accounting treatment.
•We obtained and read contract source documents for the previous and the revised arrangements and evaluated management’s accounting conclusions for reasonableness and compliance with generally accepted accounting principles.
•We compared the amounts reported in the financial statements and footnotes and agreed to the contract source documents.
•With the assistance of professionals in our firm having expertise in accounting for revenue from contracts with customers, we evaluated management’s accounting conclusions related to certain aspects of the revised arrangement for reasonableness and compliance with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 21, 2023
We have served as the Company's auditor since 2018.

C3.AI, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	As of April 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$284,829	$339,528
Short-term investments	446,155	620,633
Accounts receivable, net of allowance of $359 and $157 as of April 30, 2023 and 2022, respectively(1)	134,586	80,271
Prepaid expenses and other current assets(2)	23,309	20,004
Total current assets	888,879	1,060,436
Property and equipment, net	84,578	14,517
Goodwill	625	625
Long-term investments	81,418	32,086
Other assets, non-current(3)	47,528	63,218
Total assets	$1,103,028	$1,170,882
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$24,610	$54,218
Accrued compensation and employee benefits	46,513	32,223
Deferred revenue, current(5)	47,846	48,854
Accrued and other current liabilities(6)	17,070	14,874
Total current liabilities	136,039	150,169
Deferred revenue, non-current	4	288
Other long-term liabilities(7)	37,320	30,948
Total liabilities	$173,363	$181,405
Commitments and contingencies (note 7)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of April 30, 2023 and 2022, respectively; 110,442,569 and 102,725,041 shares issued and outstanding as of April 30, 2023 and 2022 respectively	110	103
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of April 30, 2023 and 2022, respectively; 3,499,992 and 3,499,992 shares issued and outstanding as of April 30, 2023 and 2022, respectively	3	3
Additional paid-in capital	1,740,174	1,532,917
Accumulated other comprehensive loss	(385)	(2,148)
Accumulated deficit	(810,237)	(541,398)
Total stockholders’ equity	929,665	989,477
Total liabilities and stockholders’ equity	$1,103,028	$1,170,882

(1) Including amounts from a related party of $74,620 and $35,848 as of April 30, 2023 and 2022, respectively.
(2) Including amounts from a related party of $4,983 and $4,862 as of April 30, 2023 and 2022, respectively.
(3) Including amounts from a related party of $11,279 and $16,141 as of April 30, 2023 and 2022, respectively.
(4) Including amounts from a related party of $2,200 and $18,549 as of April 30, 2023 and 2022, respectively.
(5) Including amounts from a related party of $249 and $132 as of April 30, 2023 and 2022, respectively.
(6) Including amounts from a related party of $2,448 and $2,510 as of April 30, 2023 and 2022, respectively.
(7) Including amounts from a related party of nil and $2,448 as of April 30, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended April 30,
	2023	2022	2021
Revenue
Subscription(1)	$230,443	$206,916	$157,366
Professional services(2)	36,352	45,843	25,851
Total revenue	266,795	252,759	183,217
Cost of revenue
Subscription(3)	78,423	45,838	31,315
Professional services	7,914	17,875	13,204
Total cost of revenue	86,337	63,713	44,519
Gross profit	180,458	189,046	138,698
Operating expenses
Sales and marketing(4)	183,121	173,584	96,991
Research and development	210,660	150,544	68,856
General and administrative	77,170	61,040	33,109
Total operating expenses	470,951	385,168	198,956
Loss from operations	(290,493)	(196,122)	(60,258)
Interest income	21,979	1,827	1,255
Other income (expense), net	350	3,019	4,011
Net loss before provision for income taxes	(268,164)	(191,276)	(54,992)
Provision for income taxes	675	789	704
Net loss	$(268,839)	$(192,065)	$(55,696)
Net loss per share attributable to Class A common stockholders, basic and diluted	$(2.45)	$(1.84)	$(0.90)
Net loss per share attributable to Class A-1 common stockholders, basic and diluted	$—	$—	$(0.55)
Net loss per share attributable to Class B common stockholders, basic and diluted	$(2.45)	$(1.84)	$(0.35)
Weighted-average shares used in computing net loss per share attributable to Class A common stockholders, basic and diluted	106,351	100,904	56,678
Weighted-average shares used in computing net loss per share attributable to Class A-1 common stockholders, basic and diluted	—	—	6,667
Weighted-average shares used in computing net loss per share attributable to Class B common stockholders, basic and diluted	3,500	3,500	3,500
(1)Including related party revenue of $75,452, $60,425, and $30,557 for the fiscal years ended April 30, 2023, 2022 and 2021, respectively.
(2)Including related party revenue of $16,774, $16,872, and $4,825 for the fiscal years ended April 30, 2023, 2022 and 2021, respectively.
(3)Including purchases from related party included in cost of revenue of nil, $578 and $56 for the fiscal years ended April 30, 2023, 2022 and 2021, respectively.
(4)Including related party sales and marketing expense of $13,962, $8,229 and $44 for the fiscal years ended April 30, 2023, 2022 and 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended April 30,
	2023	2022	2021
Net loss	$(268,839)	$(192,065)	$(55,696)
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities, net of tax	1,763	(2,229)	(343)
Total comprehensive loss	$(267,076)	$(194,294)	$(56,039)
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
REDEEMABLE CONVERTIBLE CLASS A-1 COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Redeemable Convertible A-1 Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of April 30, 2020	37,129	$375,207	6,667	$18,800	31,210	$31	$110,485	$424	$(293,637)	$(182,697)
Repayment of Shareholder Loan	—	24,546	—	—	—	—	1,457	—	—	1,457
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(37,129)	(399,753)	(6,667)	(18,800)	43,796	44	418,509	—	—	418,553
Issuance of common stock upon initial public offering and private placements, net of underwriting discounts	—	—	—	—	21,396	21	844,554	—	—	844,575
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	5,765	6	10,711	—	—	10,717
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	2,869	—	—	2,869
Stock-based compensation expense	—	—	—	—	—	—	21,740	—	—	21,740
Other comprehensive loss	—	—	—	—	—	—	—	(343)	—	(343)
Net loss	—	—	—	—	—	—	—	—	(55,696)	(55,696)
Balance as of April 30, 2021	—	$—	—	$—	102,167	$102	$1,410,325	$81	$(349,333)	$1,061,175
Issuance of Class A common stock upon exercise of stock options	—	—	—	—	4,515	5	21,405	—	—	21,410
Vesting of early exercised Class A common stock options	—	—	—	—	—	—	2,745	—	—	2,745
Vesting of restricted stock units	—	—	—	—	264	—	—	—	—	—
Repurchase and retirement of Class A common stock	—	—	—	—	(721)	(1)	(14,999)		—	(15,000)
Stock-based compensation expense	—	—	—	—	—	—	113,441	—	—	113,441
Other comprehensive loss	—	—	—	—	—	—	—	(2,229)	—	(2,229)
Net loss	—	—	—	—	—	—	—	—	(192,065)	(192,065)
Balance as of April 30, 2022	—	$—	—	$—	106,225	$106	$1,532,917	$(2,148)	$(541,398)	$989,477
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
REDEEMABLE CONVERTIBLE CLASS A-1 COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2022	106,225	$106	$1,532,917	$(2,148)	$(541,398)	$989,477
Issuance of Class A common stock upon exercise of stock options	1,309	1	4,652	—	—	4,653
Vesting of early exercised Class A common stock options	—	—	1,006	—	—	1,006
Tax withholding related to net share settlement of equity awards	(437)	(1)	(6,939)	—	—	(6,940)
Vesting of restricted stock units	6,535	7	23,923	—	—	23,930
Issuance of Class A common stock under employee stock purchase plan	311	—	3,093	—	—	3,093
Stock-based compensation expense	—	—	181,522	—	—	181,522
Other comprehensive income	—	—	—	1,763	—	1,763
Net loss	—	—	—	—	(268,839)	(268,839)
Balance as of April 30, 2023	113,943	$113	$1,740,174	$(385)	$(810,237)	$929,665
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended April 30,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(268,839)	$(192,065)	$(55,696)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,088	5,190	4,297
Non-cash operating lease cost	6,992	4,185	3,315
Stock-based compensation expense	216,542	113,441	21,740
Other	(4,309)	1,601	(180)
Changes in operating assets and liabilities
Accounts receivable(1)	(54,517)	(14,156)	(34,690)
Prepaid expenses, other current assets and other assets(2)	(576)	(14,578)	(14,855)
Accounts payable(3)	(22,041)	34,481	7,450
Accrued compensation and employee benefits	3,193	10,394	8,135
Operating lease liabilities	13,641	(3,266)	(3,551)
Other liabilities(4)	(10,573)	(5,604)	11,549
Deferred revenue(5)	(1,292)	(26,085)	14,933
Net cash used in operating activities	(115,691)	(86,462)	(37,553)
Cash flows from investing activities:
Purchases of property and equipment	(70,518)	(3,791)	(1,628)
Capitalized software development costs	(1,000)	(500)	—
Proceeds from sale of non-marketable equity security	—	—	725
Purchases of investments	(745,249)	(796,487)	(1,152,142)
Maturities and sales of investments	876,713	1,117,793	385,893
Net cash provided by (used in) investing activities	59,946	317,015	(767,152)
Cash flows from financing activities:
Proceeds from initial public offering and private placements, net of underwriting discounts	—	—	851,859
Proceeds from repayment of shareholder loan	—	—	26,003
Taxes paid related to net share settlement of equity awards	(6,940)	—	—
Repurchase and retirement of Class A Common stock	—	(15,000)	—
Payment of deferred offering costs	—	(105)	(7,179)
Proceeds from issuance of Class A common stock under employee stock purchase plan	3,093	—	—
Proceeds from exercise of Class A common stock options	4,468	20,816	16,673
Net cash provided by financing activities	621	5,711	887,356
Net (decrease) increase in cash, cash equivalents and restricted cash	(55,124)	236,264	82,651
Cash, cash equivalents and restricted cash at beginning of period	352,519	116,255	33,604
Cash, cash equivalents and restricted cash at end of period	$297,395	$352,519	$116,255
Cash and cash equivalents	284,829	339,528	115,355
Restricted cash included in prepaid expenses and other current assets	—	425	—
Restricted cash included in other assets, non-current	12,566	12,566	900
Total cash, cash equivalents and restricted cash	$297,395	$352,519	$116,255

	Fiscal Year Ended April 30,
	2023	2022	2021
Supplemental disclosure of cash flow information—cash paid for income taxes	$578	$939	$550
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$13,814	$9,261	$212
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$(5,589)	$26,529	$—
Right-of-use assets obtained in exchange for lease obligations arising from lease modifications	$3,093	$1,572	$—
Unpaid liabilities related to intangible purchases	$1,500	$2,500	$—
Receivable from exercise of stock options included in prepaid expenses, other current assets and other assets	$61	$29	$—
Deferred offering costs included in accounts payable and accrued liabilities	$—	$—	$105
Vesting of early exercised stock options	$1,006	$2,746	$2,869
(1)Including changes in related party balances of $38,772, $20,668, and $(14,930) for the fiscal years ended April 30, 2023, 2022 and 2021, respectively.
(2)Including changes in related party balances of $(4,741), $12,739 and $8,264 for the fiscal years ended April 30, 2023, 2022 and 2021, respectively.
(3)Including changes in related party balances of $(16,349), $18,493 and $56 for the fiscal years ended April 30, 2023, 2022 and 2021, respectively.
(4)Including changes in related party balances of $(2,510), $(3,350) and $8,308 for the fiscal years ended April 30, 2023, 2022 and 2021, respectively.
(5)Including changes in related party balances of $117, $(7,565), and $6,198 for the fiscal years ended April 30, 2023, 2022 and 2021, respectively.

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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include determining standalone selling price for performance obligations in contracts with customers and estimating variable consideration, the estimated expected benefit period for deferred contract acquisition costs, the useful lives of long-lived assets, the incremental borrowing rate for operating leases, other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2023, 2022 and 2021 relate to the fiscal years ended April 30, 2023, 2022 and 2021, respectively.
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and accounts receivable. The majority of the Company’s cash and cash equivalents are held by one financial institution. The Company is exposed to that financial institution to the extent that its cash balance with that financial institution is in excess of Federal Deposit Insurance Company (“FDIC”) insurance limits. The Company’s investment policy is to invest in securities with a minimum rating of P-2 by Moody’s, A-2 by Standard & Poor’s, F2 by Fitch’s or higher for short-term investments, and minimum rating of BBB by Moody’s, Standard & Poor’s, Fitch’s or higher for long-term investments. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers up to the amounts recorded on the consolidated balance sheets. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers' financial conditions. The Company generally does not require collateral from its customers. For information regarding the Company’s significant customers, see Note 2. Revenue to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents consisted of investments in money market funds, commercial paper and corporate debt securities as of April 30, 2023 and 2022.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Cash
The Company had restricted cash pledged as security deposits at April 30, 2023 and 2022 of $12.6 million and $12.6 million, respectively, primarily representing a security deposit required by certain leases. The balance of restricted cash as of April 30, 2023 and 2022 was recorded in other assets, non-current and prepaid expenses and other current assets on the consolidated balance sheets.
Investments
The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and are recorded at estimated fair value. The Company’s available-for-sale marketable securities comprised of money market funds, U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities, are classified as available-for-sale marketable securities. The Company classifies its available-for-sale marketable securities as either short-term or long-term at each balance sheet date based on each instrument’s underlying contractual maturity date. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each period-end. Purchase premiums and discounts are amortized or accreted using the effective interest method over the life of the related security and such amortization and accretion are included in interest income in the consolidated statements of operations.
For available-for-sale marketable securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in the other income (expense), net in the consolidated statements of operations. Non-credit related unrealized losses and unrealized gains on available-for-sale marketable securities are reported in other comprehensive income (loss) as a separate component on the consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific-identification method and are reported in interest income on the consolidated statements of operations.
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. An allowance for doubtful accounts balance of $0.4 million and $0.2 million was recorded as of April 30, 2023 and 2022, respectively. Accounts receivable included unbilled receivables of as of April 30, 2023 and April 30, 2022 of $77.6 million and $19.9 million respectively.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised primarily of prepaid cloud subscriptions, other receivables, costs to obtain and fulfill a contract, loans to non-executive employees, prepaid software subscriptions, prepaid rent, and prepaid insurance premiums.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Assets are depreciated using the straight-line method over useful lives of three to five years. Leasehold improvements and certain furniture and fixtures are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended April 30, 2023, 2022 and 2021.
Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its annual impairment test of goodwill as of February 1, and whenever events or circumstances indicate that the asset might be impaired. The tests did not result in an impairment to goodwill during the fiscal years ended April 30, 2023, 2022 and 2021.
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
In addition, the Company subleases certain of its unoccupied facilities to third parties. Any impairment to the associated right-of-use assets, leasehold improvements, or other assets as a result of a sublease is recognized in the period the sublease is executed and recorded in the consolidated statements of operations. The Company recognizes sublease income on a straight-line basis over the sublease term. Sublease income is recorded as a reduction to the Company’s operating lease costs.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company capitalized software costs of $3.0 million and $3.0 million, respectively, during the fiscal years ended April 30, 2023 and 2022, respectively, and included in other assets, non-current in the consolidated balance sheets. The Company amortized capitalized software costs of $1.1 million and $0.7 million, respectively, during the fiscal years ended April 30, 2023 and 2022, respectively, and included in cost of subscription revenue in the consolidated statements of operations. The Company did not capitalize any software costs during the fiscal year ended April 30, 2021.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allocation of the Transaction Price to the Performance Obligations in the Contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). When appropriate, the Company determines SSP based on data points that include the price at which the performance obligation has previously been sold through past transactions, internally approved pricing guidelines and stated contract price. When the SSP of a license or subscription and bundled maintenance and support services is highly variable and the contract also includes additional performance obligations with observable SSP, the Company first allocates the transaction price to the performance obligations with established SSPs and then applies the residual approach to allocate the remaining transaction price to the license or subscription and bundled maintenance and support services. If applying the residual approach results in zero or very little consideration being allocated to the combined performance obligation, or to a bundle of goods or services, the Company will consider all reasonably available data to determine an appropriate allocation of the transaction price. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation.
Recognition of Revenue when, or as, Performance Obligations are Satisfied. The Company satisfies substantially all of its performance obligations over time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time.
Subscription Revenue
Subscription revenue is primarily comprised of term licenses, stand-ready COE support services, trials and pilots of our applications, and software-as-a-service (“SaaS”) offerings. Licenses represent a contractual right for a customer to take possession of the software and it is feasible for the customer to host the software independently. SaaS represents a right for a customer to access the software through the Company’s cloud environment and the customer does not have the right to take possession of the software. Subscriptions also include our maintenance and support services that comprised of critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract and satisfied over time.
Determining whether the software license and maintenance and support services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. In reaching its conclusion, the Company considered the nature of its promise to provide the customer real time analytics and ML algorithms that require regular re-training to maintain and improve prediction accuracy. The Company fulfills this promise by providing real time data feeds to the ML model and by providing regular tuning, optimization and critical updates to the constantly changing Type system. Accordingly, the Company has determined that the software license and maintenance and support services fulfill a single promise to the customer under the contract.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s subscriptions are generally offered under renewable, multi-period, fixed fee contracts where payments are typically due annually in advance. A time-elapsed output method is used to measure progress because the nature of the promise is a stand-ready service. The Company also offers premium stand-ready C3 AI Center of Excellence (“COE”) support services, hosting services and trial services, which are distinct performance obligations. A description of the Company’s offerings are as follows:
•C3 AI Platform. C3 AI Platform is a comprehensive suite that allows for the design, deployment, and operation of AI, predictive analytics, and applications at enterprise scale. The C3 AI Platform provides data scientists and application developers robust advantages for rapid application and analytics development and deployment. Customers primarily pay for the C3 AI Platform via fixed annual fees based on the number of development users allowed to access the C3 AI Platform. The C3 AI Platform offering is primarily a term subscription but at times has been sold as a perpetual license and generates additional runtime subscription fees, a form of consumption or usage-based revenue based on compute and storage resources required to run the C3 AI Platform.
•C3 AI Applications. C3 AI Applications are production applications that address a wide range of predictive analytics, reporting, visualization and Generative AI use cases. C3 AI Applications are industry-tested and proven enterprise-grade applications built on a cohesive suite architecture that is designed to integrate and process highly dynamic data sets from sensor networks and enterprise and extraprise information systems, and enable advanced ML capabilities. C3 AI Applications sold without the C3 AI Platform can be in the form of term or perpetual licenses or subscriptions and earn revenue through a fixed fee.
•C3 AI Maintenance and Support Services. C3 AI Maintenance and Support Services are provided for the C3 AI Platform and the C3 AI Applications that are selected by the customer. This support includes standard monitoring, performance monitoring, database maintenance, security monitoring, upgrading, backup and restore, patching, etc. provided by the Company. The Company continuously provides updates that are critical to the continued and enhanced utility of the software.
•COE Support Services. COE Support Services provide premium development services and support by an available pool of resources. The purpose of the COE is to allow the customer to utilize, extend or modify C3 AI Applications and to develop its own applications on the C3 AI Platform. To facilitate customer’s efforts, C3 provides the following COE Support Services on the C3 AI Platform and C3 AI Applications to customer personnel during the subscription term of COE: (1) support and guidance on C3 AI overall software application architecture; (2) data integration, data science, and application development support on the C3 AI Platform; (3) training on the C3 AI Platform and C3 AI Applications to the customer project team members; and (4) support to help address any developmental issues faced by the customer. COE Support Services are generally offered under , multi-period, fixed fee contracts whereby payments are primarily due annually in advance and in most cases are co-terminous with the C3 AI Platform subscription term. COE Support Services represent a stand-ready performance obligation comprised of a series of distinct days of service that is satisfied and recognized in revenue ratably over the term of the COE agreement. Revenue for COE Support Services is included within subscription revenue in the consolidated statements of operations.
•Pilots. The Company announced a new consumption-based pricing model to customers beginning with a pilot phase which starts with a six-month subscription for unlimited developers access to C3 AI Platform, one C3 AI Application and COE support services. After the pilot phase ends, the customer has an option to convert to a month-to-month contract with unlimited C3 AI Platform developers and one C3 AI Application. Typically, a customer is charged a monthly minimum fee for a stated number of vCPU and vGPU hours and an overage is charged if the customer utilizes greater than the minimum vCPU hours in a month. Customers have the option to commit to a one-year, two-year or three-year term.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Trials. Trial projects typically consist of several phases including project kickoff, design, data integration, configuration, validation and final demonstration. These trials are typically fixed-price eight to 16-week product trials during which the Company works with customers to define a specific business problem or use case and address the use case using AI-based predictive analytics. During the trial, the Company integrates data, configures ML algorithms supporting the use case, and configures a user interface to present the resulting insights. At the end of a trial, the Company demonstrates a working application that shows the utility, benefit, and economic value to be gained from a production deployment of big data, analytics, and ML applications. These paid trials are solely meant to demonstrate the feasibility of the Company’s offering to the customer and provide them with a level of confidence to encourage them to enter into a large, multi-year arrangement with the Company. Trial revenue is recognized over time during the production pilot period.
•Hosting Services. For certain customers, the Company provides access to the C3 AI Platform and/or C3 AI Applications in the Company’s cloud environment. The customer consumes and receives benefit throughout the hosting period from the entity’s performance of hosting and providing access to the hosted software, which the customer would otherwise have to undertake itself or obtain another party to do. The Company recognizes hosting services over time based on the consumption patterns of the customers. Customers who choose to install the C3 AI Platform and/or C3 AI Applications in their own cloud environments do not subscribe to the Company’s hosting services. Hosting services are generally offered as part of the subscription for C3 AI Platform and/or C3 AI Application arrangements, including pilots and the amount of revenue recognized on a monthly basis varies based on actual consumption by the customer.
•C3 AI Ex Machina. C3 AI Ex Machina is a no-code solution that provides secure, easy access to analysis-ready data, and enables business analysts without data science training to rapidly perform data science tasks such as building, configuring, training, and visualizing AI models. It offers a graphical interface that allows users to connect rapidly to enterprise data stores, and export results to other enterprise applications. C3 AI Ex Machina is offered via a monthly subscription or longer-term subscriptions and can be hosted by the Company or hosted by a customer. Revenue from C3 AI Ex Machina is generated through fixed fee and/or usage-based royalties.
Professional Services
The Company’s professional services primarily include implementation services, training and prioritized engineering services. The Company offers a complete range of professional service support both onsite and remotely, including training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and AI Platform administration support. Professional services fees are based on the level of effort required to perform such tasks and are typically a fixed-fee engagement with a duration of less than 12 months. Prioritized engineering services are undertaken at the request of customers to accelerate the development of software features in C3 AI software products. These features are typically part of the Company’s product roadmap, but the customer contracts with the Company to obtain such features on a time-accelerated basis.
Contract balances
The Company typically invoices customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal, payable within 30 to 60 days, and providing customers access to the C3 AI Platform and/or C3 AI Applications. For pilots, the Company typically invoices customers upon execution of the six-month contract. Monthly usage-based runtime and hosting charges are billed as they are delivered or in arrears. Certain government contracts are cancellable during the subscription term depending on the future fiscal funding available to the contract. The Company has not experienced any cancellation due to the funding constraint related to such contracts.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
While the timing of revenue recognition usually differs from the timing of payment, the Company has determined the contracts generally do not include a significant financing component, because the period between when the Company transfers its software and services to a customer and when the customer pays for the software and service is typically one year or less. The primary purpose of the invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s software and services, not to receive financing from the customers or to provide customers with financing.
Costs to Obtain and Fulfill a Contract
The Company’s customer acquisition costs are primarily related to sales commissions if such costs are incremental costs to obtain a contract without a service condition.
Sales commissions are deferred and then amortized taking into consideration the pattern of transfer to which assets relate. If the commissions paid on the initial and renewal contracts are not commensurate to each other, the Company amortizes the commissions paid on the initial contract over an expected period of benefit, including expected renewals, which is determined to be approximately five years. In arriving at the average period of benefit the Company considered the duration of the Company’s relationships with customers and the Company’s technology. Sales commissions for renewal contracts are generally deferred and amortized over the contract period. Sales commissions are expensed as incurred when the expected amortization period is one year or less.
Costs to obtain and fulfill a contract that will be amortized within the succeeding 12-month period are classified as current and included in prepaid expenses and other current assets on the consolidated balance sheets. The remaining balance is classified as non-current and are included in other assets on the consolidated balance sheets. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations. Deferred commissions are periodically analyzed for impairment.
Cost of Revenue
Cost of subscription revenue consists primarily of costs related to compensation, including salaries, bonuses, benefits, stock-based compensation and other related expenses for the production environment, support and COE staff, hosting of the Company’s AI Platform, including payments to outside cloud service providers, and allocated overhead and depreciation for facilities.
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
The Company does not consider such assurance-type warranties as performance obligations under ASC 606. To date, the Company has not incurred material costs as a result of its warranties and indemnifications. There are no accrued liabilities related to these obligations on the consolidated financial statements.
Stock-Based Compensation
Stock-based compensation expense related to stock option awards, restricted stock units (“RSUs”) and employee stock awards related to the ESPP is recognized based on the fair value of the awards granted.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each option and ESPP awards are estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. Stock-based compensation expense is recognized following the straight-line attribution method over the requisite service period for options, and over the offering period for ESPP awards.
The Company’s RSUs include time-based RSUs and performance-based RSUs with market conditions (“PRSUs”). The fair value of each time-based RSU is based on the fair value of the Company’s common stock on the date of grant. The fair value of each PRSU is measured using a Monte Carlo simulation valuation model which requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period. Stock-based compensation expense for awards with market conditions is recognized over the requisite service period using the accelerated attribution method and is not reversed if the market condition is not met. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards.
The Company accounts for forfeitures as they occur.
Research and Development Expenses
Research and development expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for personnel involved in developing and refining platforms and applications, including adding new features and modules, increasing their functionality, and enhancing the usability of platforms and applications. Research and development expenses also include cloud infrastructure costs, other IT-related costs, and allocated overhead and depreciation for facilities. This includes development of features and modules created through prioritized engineering services purchased by customers where the Company retains the related intellectual property. Research and development costs are expensed as incurred.
Advertising Expenses
Advertising expenses of $6.9 million, $51.9 million and $35.3 million incurred during the fiscal years ended April 30, 2023, 2022 and 2021, respectively, were expensed as incurred as a component of sales and marketing expenses on the consolidated statements of operations.
401(k) Plan
The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Company and are discretionary. During the fiscal years ended April 30, 2023, 2022 and 2021, the Company did not match any employee contributions.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis. Class A-1 common shares has a liquidation preference, but is legal form common stock and participates in losses equally with all common stockholders. The net loss is allocated on a proportionate basis to participating securities and the resulting net loss per share attributable to common stockholders was the same for Class A, Class A-1, and Class B common shares. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, RSUs and ESPP. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) during the fiscal years ended April 30, 2023, 2022 and 2021, was related to unrealized gains or losses from available-for-sale marketable securities.
Segment Information
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. See Note 2. Revenue for revenue by geographic region. The Company’s property and equipment, net, are primarily located in the United States. No single other country accounted for more than 10% of total property and equipment, net as of April 30, 2023 and 2022.
Contribution Accounting
The Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract the world’s leading scientists to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company issued cash grants to C3.ai DTI which are conditional in nature and subject to execution of the program in line with specific requirements on a quarterly basis. The cash grants do not represent an exchange transaction since there is not a commensurate transfer of resources at fair value, resulting in the application of the contribution accounting model. Contributions are allocated between sales and marketing and research and development based on the estimated benefits received by the Company. The Company’s initial contribution to C3.ai DTI provided equal benefits across sales and marketing and research and development. From fiscal year 2021, the Company expected contributions to C3.ai DTI to primarily benefit its research and development efforts. The Company recognized nil, $11.5 million and $2.7 million of expense related to the contribution in research and development for the years ended April 30, 2023, 2022 and 2021, respectively.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements
None.
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
North America(1)	$210,501	$197,485	$119,795
Europe, the Middle East and Africa(1)	47,758	46,251	56,030
Asia Pacific(1)	7,913	9,023	5,992
Rest of World(1)	623	—	1,400
Total revenue	$266,795	$252,759	$183,217
__________________
(1)The United States comprised 79%, 78% and 65% of the Company’s revenue in the fiscal years ended April 30, 2023, 2022 and 2021, respectively. No other country comprised 10% or greater of the Company’s revenue for each of the fiscal years ended April 30, 2023 and 2022. France and the Netherlands comprised 12% and 12%, respectively, of the Company’s revenue in the fiscal years ended April 30, 2021.
Deferred Revenue
As of April 30, 2023 and 2022, the Company's deferred revenue balances were $47.9 million and $49.1 million, respectively. Revenue of $48.9 million and $71.6 million was recognized during the fiscal years ended April 30, 2023 and 2022, respectively, that was included in the deferred revenue balances as of April 30, 2022 and 2021, respectively.
Remaining Performance Obligation
Remaining performance obligations are committed and represent non-cancellable contracted revenue that have not yet been recognized and will be recognized as revenue in future periods. Some contracts allow customers to cancel the contracts without a significant penalty, and the cancellable amount of the contract value is not included in the remaining performance obligations.
The Company excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered or billed and recognized in the same period. These primarily consist of monthly usage-based runtime and hosting charges in the duration of some revenue contracts.
Revenue expected to be recognized from remaining performance obligations was approximately $381.4 million as of April 30, 2023 of which $186.3 million is expected to be recognized over the next 12 months and the remainder thereafter.
Costs to Obtain or Fulfill a Contract
As of April 30, 2023 and 2022, the amount of costs to obtain and fulfill a contract included in prepaid expenses and other current assets was $6.2 million and $5.7 million, respectively. The amount of costs to obtain and fulfill a contract included in other assets, non-current as of April 30, 2023 and 2022 were $14.5 million and $18.2 million, respectively. Expenses recognized for costs to obtain and fulfill a contract for the years ended April 30, 2023, 2022 and 2021 were $5.9 million, $5.1 million and $1.2 million, respectively, and are included in sales and marketing expenses on the consolidated statements of operations. The Company recognized an immaterial impairment cost related to costs to obtain or fulfill a contract for the fiscal years ended April 30, 2023 and 2022, respectively. There were no impairments related to costs to obtain or fulfill a contract for the fiscal year ended April 30, 2021, respectively.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Customer Concentration
All of the Company’s Customer-Entities consist of corporate and governmental entities. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from accounts receivable balance. One Customer-Entity accounted for 35% of revenue for the year ended April 30, 2023. One Customer-Entity accounted for 31% of revenue for the year ended April 30, 2022. Two separate Customer-Entities accounted for 19% and 12%, respectively, of revenue for the year ended April 30, 2021. Two separate Customer-Entities accounted for 20% and 18% of accounts receivable at April 30, 2023. Three separate Customer-Entities accounted for 32%, 13% and 12% of accounts receivable at April 30, 2022.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of April 30, 2023				As of April 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$75,293	$—	$—	$75,293	$107,726	$—	$—	$107,726
Commercial paper	—	112,851	—	112,851	—	142,511	—	142,511
Corporate debt securities	—	—	—	—	—	8,884	—	8,884
Certificates of deposit	—	2,000	—	2,000	—	3,000	—	3,000
Available-for-sale marketable securities:
U.S. treasury securities	—	27,397	—	27,397	—	12,763	—	12,763
Certificates of deposit	—	61,025	—	61,025	—	97,205	—	97,205
U.S. government agencies securities	—	75,674	—	75,674	—	13,890	—	13,890
Commercial paper	—	184,230	—	184,230	—	241,132	—	241,132
Corporate debt securities	—	179,247	—	179,247	—	287,729	—	287,729
Total cash equivalents and available-for-sale marketable securities	$75,293	$642,424	$—	$717,717	$107,726	$807,114	$—	$914,840
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

	As of April 30, 2023				As of April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$75,293	$—	$—	$75,293	$107,726	$—	$—	$107,726
Commercial paper	112,851	—	—	112,851	142,511	—	—	142,511
Corporate debt securities	—	—	—	—	8,889	—	(5)	8,884
Certificates of deposit	2,000	—	—	2,000	3,000	—	—	3,000
Available-for-sale marketable securities:
U.S. treasury securities	27,445	1	(49)	27,397	12,764	—	(1)	12,763
Certificates of deposit	61,025	—	—	61,025	97,205	—	—	97,205
U.S. government agencies securities	75,650	111	(87)	75,674	14,113	—	(223)	13,890
Commercial paper	184,230	—	—	184,230	241,134	—	(2)	241,132
Corporate debt securities	179,608	115	(476)	179,247	289,646	20	(1,937)	287,729
Total cash equivalents and available-for-sale marketable securities	$718,102	$227	$(612)	$717,717	$916,988	$20	$(2,168)	$914,840
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of April 30, 2023		As of April 30, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$446,629	$446,155	$622,517	$620,633
After one year through five years	81,329	81,418	32,345	32,086
Total	$527,958	$527,573	$654,862	$652,719
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of April 30, 2023 (in thousands):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of April 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$(49)	$18,927	$—	$—	$(49)	$18,927
U.S. government agencies securities	(66)	12,263	(21)	16,858	(87)	29,121
Commercial paper	—	6,735	—	—	—	6,735
Corporate debt securities	(441)	107,316	(36)	16,577	(476)	123,893
Total	$(556)	$145,241	$(57)	$33,435	$(612)	$178,676
As of April 30, 2023, the Company had 119 investment positions that were in an unrealized loss position. As of April 30, 2022, the Company had 284 investment positions in an unrealized loss position. No investments were other-than-temporarily impaired as of April 30, 2023, 2022 or 2021. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities as of April 30, 2023.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following as of April 30, 2023 and 2022 (in thousands):

	Useful Life	As of April 30,
	(in months)	2023	2022
Leasehold improvements	*	$66,522	$8,878
Computer equipment	36	4,901	3,321
Office furniture and equipment	60	14,343	348
Capital in progress	NA	3,140	11,261
Total property and equipment		88,906	23,808
Less accumulated depreciation		(4,328)	(9,291)
Property and equipment, net		$84,578	$14,517
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Capital in progress primarily consisted of costs related to various leasehold improvements in connection with the additional leased space that has not yet been placed into service.
Depreciation and amortization expense related to property and equipment was $5.0 million, $4.4 million, and $4.0 million for the fiscal years ended April 30, 2023, 2022 and 2021, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following as of April 30, 2023 and 2022 (in thousands):

	As of April 30,
	2023	2022
Accrued stock-settled bonus	$32,414	$—
Accrued bonus	186	16,078
Accrued vacation	4,602	3,814
Accrued payroll taxes and benefits	3,975	3,593
Accrued commission	2,889	1,440
Accrued salaries	206	7,298
ESPP contributions	1,339	—
Other	902	—
Accrued compensation and employee benefits	$46,513	$32,223

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following as of April 30, 2023 and 2022 (in thousands):

	As of April 30,
	2023	2022
Liability for common stock exercised prior to vesting	$799	$1,970
Commissions payable to a related party	2,448	2,510
Accrued general expenses	5,541	3,083
Accrued professional services	2,889	1,889
Operating lease liabilities, current	2,339	3,613
Other	3,054	1,809
Accrued and other current liabilities	$17,070	$14,874
Refer to Note 6. Leases for more information regarding the Company’s leases.
6.Leases
The Company leases its facilities for office space under non-cancellable operating leases with various expiration dates through the fiscal year ending April 30, 2033. Certain lease agreements include options to renew or terminate the applicable lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. Total undiscounted base rent payments over the term of this lease are approximately $103.1 million. In addition to base rent, the Company will be responsible for the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the leased space. Under the terms of the lease agreement, the Company has a rent abatement with respect to each phase for the initial six months following the rent commencement date for such phase, with initial monthly base rent payments expected to commence April 1, 2023, which will be approximately $0.5 million at commencement and will increase up to a maximum monthly base rent of approximately $1.0 million. The lease agreement also includes an aggregate tenant improvement allowance of $44.2 million for certain costs. The term of the lease is 126 months from the date that rent commences with respect to phase one of the leased space, which will be nine months after the date when phase one of the leased space is delivered to the Company. Pursuant to the lease agreement, the Company provided the landlord an unconditional and irrevocable letter of credit of $12.6 million, which is subject to reduction pursuant to the terms of the lease agreement. The lease commencement date of the first two phases was determined to have occurred in the quarter ended January 31, 2022, when the landlord delivered the applicable leased space to the Company. The lease commencement date of the third phase was determined to have occurred in the quarter ended October 31, 2022, when the landlord delivered the leased space to the Company. The lease commencement date of the fourth phase was determined to have occurred in the quarter ended April 30, 2023, when the landlord delivered the leased space to the Company. The lease commencement date of other phases will be determined when the landlord delivers the applicable leased space to the Company.
The components of total lease costs, including variable lease costs, for the fiscal years ended April 30, 2023 and 2022 were as follows (in thousands):

	Fiscal Year Ended April 30,
Lease Costs	2023	2022
Operating lease costs	$8,359	$5,587
Short term lease costs	1,624	1,538
Variable lease costs	3,494	1,892
Sublease income	(26)	—
Total lease costs, net	$13,451	$9,017

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 21, 2023, the Company entered into a sublease agreement with First Virtual Group, Inc. (the “Subtenant”), whereby the Company agreed to sublease to the Subtenant approximately 3,130 square feet of space located in Redwood City, California. Refer to Note 13. Related Party Transactions for more information.
Variable lease costs are primarily related to payments made to the Company’s landlords for common area maintenance, property taxes, insurance, and other operating expenses. Short-term lease costs primarily represent payments related to marketing arrangements that contain embedded short-term leases of billboards. Supplemental cash flow information and non-cash activity related to leases was as follows (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Cash payments included in the measurement of operating lease liabilities – operating cash flows	$5,250	$4,667	$4,031
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$(5,589)	$26,529	$—
Right-of-use assets obtained in exchange for lease obligations arising from lease modifications	$3,093	$1,572	$—
The following table presents the lease balances within the consolidated balance sheets, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases (in thousands):

		As of April 30,
Operating leases		2023	2022
Right-of-use assets	Other assets, non-current	$17,572	$29,010
Lease liabilities, current	Other current liabilities	2,339	3,613
Lease liabilities, non-current	Other long-term liabilities	37,320	26,851
Total operating lease liabilities		$39,659	$30,464

	As of April 30,
Operating leases	2023	2022
Weighted average remaining lease term (in years)	9.9	9.7
Weighted average discount rate	8.1%	3.5%
Future minimum payments under lease obligations as of April 30, 2023 were as follows (in thousands):

As of April 30, 2023
Fiscal 2024	$6,136
Fiscal 2025	7,458
Fiscal 2026	7,744
Fiscal 2027	7,983
Fiscal 2028	8,229
Fiscal 2029 and thereafter	44,137
Total future minimum lease payments	81,687
Less: Tenant improvement allowance	(15,932)
Less: Imputed interest	(26,096)
Total operating lease liabilities	$39,659

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Commitments and Contingencies
Non-cancellable Commitments
The Company entered into a non-cancellable arrangement with a web-hosting services provider in November 2019. Under the arrangement, the Company committed to spend an aggregate of at least $30.0 million between November 2019 and November 2022, with a minimum amount of $10.0 million in each of the three years, on services with this vendor. The Company has incurred costs totaling $14.8 million, $13.9 million and $14.3 million under the arrangement during the fiscal years ended April 30, 2023, 2022 and 2021, respectively. The arrangement ended in November 2022.
The Company entered into a non-cancellable arrangement with a cloud services provider in July 2022. Under the arrangement, the Company committed to spend an aggregate of at least $100.0 million for the period of three years beginning July 2022, on services with this vendor. The Company has incurred costs totaling $8.3 million during the fiscal year ended April 30, 2023 under the arrangement.
C3.ai DTI Grants
In February 2020, the Company entered into an agreement establishing the C3.ai DTI, a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of April 30, 2023 and 2022, the total potential remaining contributions are $31.6 million and $31.6 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
Legal Proceedings
The Company is involved in various legal proceedings and periodically receives claims arising in the ordinary course of business.
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint names as defendants the Company, four current and former officers and directors, the underwriters in the Company’s IPO, and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleges that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleges that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, interest, fees and costs. All defendants have now moved to dismiss Plaintiffs’ amended complaint on May 1, 2023. Those motions are scheduled to be heard on August 17, 2023.
Three putative shareholder derivative actions have been filed: (1) Suri v. Siebel et al. (22-cv-03031) filed on May 23, 2022 in the U.S. District Court for the Northern District of California; (2) Rabasca v. Siebel et al. (23-cv-1566) filed on April 3, 2023 in the U.S. District Court for the Northern District of California; and (3) Vo v. Siebel et al. (23-cv-428) filed on April 19, 2023 in the U.S. District Court for the District of Delaware. In these cases, the plaintiffs assert claims on the Company’s behalf against certain of the Company’s current and former officers and directors for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, gross mismanagement, corporate waste, abuse of control, unjust enrichment, and violations of the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. In all three cases, the Company is named as a nominal defendant. The derivative complaints seek unspecified damages, disgorgement of profits from board member stock sales, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, Suri was stayed pending resolution of the Reckstin case. The Company has not yet answered the Complaints in Suri, Rabasca, and Vo.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company does not believe the claims in any of the cases described above have merit. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
8. Redeemable Convertible Preferred Stock and Redeemable Convertible A-1 Common Stock
Upon completion of the IPO, all 33,628,776 shares of the Company’s outstanding redeemable convertible preferred stock, except the Series A* preferred stock, automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and all 3,499,992 shares of the Company’s outstanding redeemable convertible Series A* preferred stock automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. The carrying value of $399.8 million of all classes of the Company’s outstanding redeemable convertible preferred stock was reclassified into stockholders’ equity. Additionally, all 6,666,665 shares of the Company’s outstanding redeemable convertible Class A-1 common stock automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis and their carrying value of $18.8 million was reclassified into stockholders’ equity. As of April 30, 2023 and 2022, there were no shares of redeemable convertible preferred stock issued and outstanding. See Note 1. Summary of Business and Significant Accounting Policies for more information.
9. Stockholders’ Equity
Preferred Stock
The Company has authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of April 30, 2023 there were no shares of preferred stock issued or outstanding.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”), optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding common shares upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The net proceeds during the fiscal years ended April 30, 2023, 2022 and 2021 were nil, nil and $6.0 million, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. The Company has recorded a current liability of $0.8 million and $2.0 million as of April 30, 2023 and 2022, respectively. Unvested Class A common stock of 148,239 and 373,790 shares as of April 30, 2023 and 2022, respectively were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 10. Stock-Based Compensation for more information.
Stock Repurchase Program
In December 2021, the Company’s board of directors approved a stock repurchase program for the repurchase of up to $100.0 million of the Company’s outstanding shares of Class A common stock for the 18 months following the date of such approval. Under the program, the Company may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions.
In March 2022, the Company repurchased and immediately retired 0.7 million shares of its Class A common stock for an aggregate amount of $15.0 million. During the fiscal year ended April 30, 2023, the Company has not repurchased any shares of its Class A common stock under the program. As of April 30, 2023, $85.0 million remained available for future repurchases under the program.
10. Stock-Based Compensation
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Equity Incentive Plan (the “2020 Incentive Plan”), which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other equity awards. As of April 30, 2023, the number of shares of Class A common stock available for issuance was 6,742,245. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan. There was an automatic annual increase on May 1, 2022 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to five percent (5%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2022.
Stock Options
These stock options generally expire 10 years from the date of grant, or earlier if services are terminated. Generally, each stock option for common stock is subject to a vesting schedule such that one fifth of the award vests after the first-year anniversary and one-sixtieth of the award vests each month thereafter over the remaining four years, subject to continuous service.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s option activity during the periods indicated was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2021	38,487	$6.39	7.98	$2,304,714
Options granted	6,327	45.41
Options exercised	(4,651)	4.61
Options cancelled	(3,825)	15.29
Balance as of April 30, 2022	36,338	$12.44	7.34	$165,436
Options granted	571	15.30
Options exercised	(1,332)	20.60
Options cancelled	(881)	15.36
Balance as of April 30, 2023	34,696	$12.75	6.45	$175,907
Vested and exercisable as of April 30, 2023	21,895	$8.95	5.89	$194,206
Vested and expected to vest as of April 30, 2023(1)	34,844	$12.75	6.45	$176,658
(1) The number of options vested and expected to vest as of April 30, 2023 includes early exercised, unvested Class A common stock. Refer to Note 9. Stockholders’ Equity for more information.
The weighted average grant date fair value of options granted during the fiscal years ended April 30, 2023, 2022 and 2021 was $7.88, $19.15 and $6.17, respectively. Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised during the fiscal years ended April 30, 2023, 2022 and 2021 was $24.4 million, $187.3 million and $137.3 million, respectively. The total grant date fair value of options vested during the fiscal years ended April 30, 2023, 2022 and 2021 was $49.9 million, $35.3 million and $15.0 million, respectively.
As of April 30, 2023 and 2022, there was $104.7 million and $151.0 million, respectively, of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 2.5 years and 3.3 years, respectively.
The grant-date fair value of the options issued for the fiscal years ended April 30, 2023 and 2022 are estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Fiscal Year Ended April 30,
	2023	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	46.3%	44.1%	43.8%
Expected term (years)	6.5	6.4	6.3
Risk-free interest rate	3.9%	1.1%	0.4%
Restricted Stock Units
The Company’s RSUs include time-based RSUs and PRSUs.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Time-based RSUs
The time-based RSUs are typically subject to service-based vesting conditions satisfied over five years with one-fifth of the award vesting after the first-year anniversary and one-twenty-fifth of the award vesting quarterly thereafter. The related stock-based compensation is recognized on a straight-line basis over the requisite service period. For the fiscal year ended April 30, 2023, the Company recognized stock-based compensation expense of $134.8 million associated with such time-based RSUs.
PRSUs
In July 2022, the compensation committee of the board of directors (the “Compensation Committee”) approved the grant of a maximum 1,700,000 performance-based restricted stock units (the “PRSU Award”) to Thomas M. Siebel, the Chief Executive Officer and Chairman of the Company, pursuant to the 2020 Incentive Plan, subject to and conditioned upon the subsequent determination by the board of directors of performance metrics upon the achievement of which the PRSU Award would vest. In August 2022, the board of directors approved performance metrics in concept, subject to further action by the Compensation Committee. In December 2022, the Compensation Committee: (a) determined and approved the performance metrics, which are based on the achievement of certain total shareholder return results, as measured against certain stock price hurdles (the “Market Condition”); and (b) extended the vesting period of the PRSU Award through December 31, 2027. As an additional condition to vesting of each tranche of the PRSU Award, Mr. Siebel must remain in continuous service to the Company through a minimum service date that applies to such tranche or, if later, the date the applicable performance metric is achieved (the “Service Condition”). The grant date of the PRSU Award was established in December 2022.
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the fiscal year ended April 30, 2023, the Company recognized stock-based compensation expense of $2.1 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.
A summary of the Company’s RSU activities and related information is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2021	447	$74.52
RSUs granted	13,750	37.49
RSUs vested	(264)	52.53
RSUs forfeited	(1,824)	54.06
Unvested Balance as of April 30, 2022	12,109	$36.04
RSUs granted	19,254	16.63
RSUs vested	(6,535)	29.16
RSUs forfeited	(3,682)	31.27
Unvested Balance as of April 30, 2023	21,146	$21.32
As of April 30, 2023 and 2022, there was $423.8 million and $375.6 million respectively, of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.9 years and 3.5 years, respectively.
In June 2022, the Compensation Committee approved the payment of fiscal year 2022 bonuses under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 811,790 shares of Class A common stock pursuant to this program during the fiscal year ended April 30, 2023.
Shares issued in settlement of fully vested RSUs granted under this bonus program were issued from the 2020 Incentive Plan and reduced the shares available for issuance under the 2020 Incentive Plan.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the fiscal year ended April 30, 2023, the Company recognized $3.7 million of stock-based compensation expense related to the 2020 ESPP. During the fiscal year ended April 30, 2023, the Company’s employees purchased 310,784 shares of its Class A common stock under the 2020 ESPP. As of April 30, 2023, there was $5.8 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods. As of April 30, 2023, 4,773,137 shares of Class A common stock were available for future issuance under the 2020 ESPP.
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

Fiscal Year Ended April 30,
2023
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	47.8 - 61.4%
Expected term (years)	0.4 - 2.0
Risk-free interest rate	4.1 - 4.9%

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s consolidated statements of operations (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Cost of subscription	$21,417	$8,638	$828
Cost of professional services	2,220	2,710	376
Sales and marketing	71,389	40,344	9,080
Research and development	90,217	39,200	2,950
General and administrative	31,299	22,549	8,506
Total stock-based compensation expense	$216,542	$113,441	$21,740
Starting fiscal year 2023, the Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the fiscal year ended April 30, 2023, the Company recognized $35.0 million of stock-based compensation expense associated with these programs, of which $32.4 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets as of April 30, 2023. Upon settlement, this amount will be reflected under additional paid-in capital in the consolidated statements of redeemable convertible preferred stock, redeemable convertible Class A-1 common stock and stockholder’s equity.
11. Income Taxes
The components of the Company’s net loss before provision for income taxes for the fiscal years ended April 30, 2023, 2022 and 2021 were as follows (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Domestic	$(270,280)	$(189,891)	$(58,407)
Foreign	2,116	(1,385)	3,415
Net loss before provision for income taxes	$(268,164)	$(191,276)	$(54,992)

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company’s provision for income taxes for the fiscal years ended April 30, 2023, 2022 and 2021 were as follows (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Current expense
Federal	$—	$—	$—
State	306	310	286
Foreign	369	479	418
Total	675	789	704
Deferred expense
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total	—	—	—
Total provision for income taxes	$675	$789	$704
The reconciliation of U.S. federal statutory rate to the Company’s effective tax rate was follows (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Expected benefit at federal statutory rate	$(56,314)	$(40,119)	$(11,628)
State tax expense—net of federal benefit	306	310	286
Impact of foreign operations	(75)	770	(299)
Federal research and development credit	(2,489)	(1,109)	(694)
Change in valuation allowance	32,481	59,450	30,587
Stock-based compensation	25,806	(19,152)	(17,667)
Meals and entertainment	95	50	35
Other permanent items	865	589	84
Total provision for income taxes	$675	$789	$704
The difference in the Company’s effective tax rate and the U.S. federal statutory tax rate is primarily due to recording a full valuation allowance on the Company’s U.S. deferred tax assets.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred tax assets and liabilities as of April 30, 2023 and 2022 were as follows (in thousands):

	As of April 30,
	2023	2022
Deferred tax assets
Accrued payroll	$3,971	$521
Other accruals & reserves	5,815	6,185
Operating lease liability	8,868	6,957
Deferred revenue	2,221	442
Depreciation	—	2,099
Net operating losses	116,111	114,291
R&D tax credit	10,302	6,618
Stock based compensation	10,595	15,669
Capitalized R&D expenditure	30,696	—
Other	457	905
Gross deferred tax assets	189,036	153,687
Valuation allowance	(180,571)	(144,678)
Total deferred tax assets	8,465	9,009
Deferred tax liabilities
Prepaid expenses	(1,956)	(2,384)
Depreciation	(2,580)	—
Operating lease right-of-use assets	(3,929)	(6,625)
Total deferred tax liabilities	(8,465)	(9,009)
Net deferred tax assets (liabilities)	$—	$—
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its net deferred tax assets, the Company considers all available evidence, including cumulative losses since inception and expected future losses and as such, management does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the U.S. and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements. The valuation allowance as of April 30, 2023 and 2022 was $180.6 million and $144.7 million, respectively. The increase of $35.9 million in the Company’s valuation allowance compared to the prior fiscal year was primarily due to an increase in deferred tax assets arising from net operating loss and capitalized R&D expenses.
As of April 30, 2023 and 2022, the Company had net operating loss carryforwards for federal income tax purposes of approximately $487.6 million and $486.2 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning in year 2029. Federal research and development tax credit carryforwards of approximately $12.6 million, will expire beginning in 2032 if not utilized. Federal charitable contribution carryforwards of approximately $25.6 million will expire beginning in 2022 if not utilized. Federal capital loss carryforwards of approximately $1.0 million will begin to expire in 2026 if not utilized.
In addition, as of April 30, 2023 and 2022, the Company had net operating loss carryforwards for state income tax purposes of approximately $187.8 million and $180.4 million, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in the year 2032. The Company had state research and development tax credit carryforwards of approximately $10.2 million. The state research and development tax credits do not expire. State capitol loss carryforwards of approximately $0.4 million will begin to expire in 2026 if not utilized.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in thousands):

	As of April 30,
	2023	2022
Balance as of May 1	$7,368	$5,333
Increases for tax positions related to the current year	4,001	2,035
Balance as of April 30	$11,369	$7,368
As of April 30, 2023, no amount of unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate, given the Company’s full valuation allowance position. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2023 and 2022, the Company has no cumulative interest and penalties related to unrecognized tax benefits. The Company does not anticipate a significant change in the unrecognized tax benefits over the next 12 months.
The American Rescue Plan Act of 2021 (“ARPA”) was signed by President Biden on March 11, 2021. The legislation revised IRC Section 162(m) which will go into effect beginning with tax years that begin after December 31, 2026. It expanded the definition of “covered employees” to include an additional five highest-compensated employees who do not remain as covered employees indefinitely. The Company has assessed the relevant provisions and concludes the tax provisions of the ARPA did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended April 30, 2023.
12. Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for years ended April 30, 2023, 2022 and 2021. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended April 30,
	2023	2022	2021
Numerator
Net loss attributable to common stockholders	$(268,839)	$(192,065)	$(55,696)
Denominator
Basic and diluted weighted-average Class A common shares outstanding	106,351	100,904	56,678
Basic and diluted weighted-average Class A-1 common shares outstanding	—	—	6,667
Basic and diluted weighted-average Class B common shares outstanding	3,500	3,500	3,500
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A common shares outstanding	$(2.45)	$(1.84)	$(0.90)
Basic and diluted net loss per Class A-1 common shares outstanding	$—	$—	$(0.55)
Basic and diluted net loss per Class B common shares outstanding	$(2.45)	$(1.84)	$(0.35)

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Stock options	34,844	36,712	39,578
RSUs	21,146	12,109	447
ESPP	1,525	—	—
13. Related Party Transactions
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
The Company and Baker Hughes revised the agreements in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025, and to revise the structure of the arrangement to incentivize Baker Hughes’ sales of the Company’s products and services. Beginning in the fiscal year ending April 30, 2023, Baker Hughes’ annual commitments are reduced by any revenue the Company generates from certain customers. Known and estimable revenue from certain customers related to the arrangement is a form of variable consideration, which was determined at contract inception and reduced the revenue recognized from the arrangement. The Company acknowledged that Baker Hughes had met its minimum annual revenue commitment for the fiscal year ended April 30, 2022 and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
The Company and Baker Hughes further revised and expanded the agreements in January 2023. Pursuant to this revised arrangement, the frequency of payments due from Baker Hughes to us is accelerated, Baker Hughes obtained expanded reseller rights and the Company will provide additional products and services. This results in an increase of the overall transaction price of the arrangement by eliminating potential variable consideration attributable to any revenue the Company generated from certain customers. The amount of consideration may increase if Baker Hughes exceeds certain thresholds. The Company also provides Baker Hughes the option to extend the subscription term upon payment of a renewal fee.
Revenues recognized under the arrangement were as follows (in thousands):

	Fiscal Year Ended April 30,
	2023	2022	2021
Direct subscription	$75,452	$60,425	$30,557
Direct professional services	16,774	16,872	4,825
Total revenue from direct subscription and professional services	92,226	77,297	35,382

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal year ended April 30, 2023, the Company recognized revenue of $22.1 million from certain customers in the oil and gas field related to the Baker Hughes arrangement through the date of the revised arrangement in January 2023. The Company recognized revenue of $27.7 million and $20.5 million from certain customers in the oil and gas field related to the Baker Hughes arrangement during the fiscal years ended April 30, 2022 and 2021, respectively. Pursuant to the January 2023 revised agreement, the transaction price of Baker Hughes arrangement is not impacted by revenue the Company recognizes from certain customers in oil and gas field.
As of April 30, 2023 and 2022, balances related to Baker Hughes that are reported within accounts receivable, net (inclusive of unbilled receivables of $70.7 million and $16.5 million, respectively) included $74.6 million and $35.8 million, respectively and deferred revenue, current included $0.2 million and $0.1 million, respectively.
The Company recognized cost of subscription revenue related to services purchased from Baker Hughes to be used for third party customer of nil, $0.6 million and $0.1 million for the fiscal years ended April 30, 2023, 2022 and 2021, respectively. The Company recognized sales and marketing expenses related to Baker Hughes of $14.0 million, $8.2 million and less than $0.1 million for the fiscal years ended April 30, 2023, 2022 and 2021, respectively. As of April 30, 2023 and 2022, accounts payable related to Baker Hughes included $2.2 million and $18.5 million, respectively.
The remaining performance obligations related to Baker Hughes, which includes both direct subscriptions and reseller arrangements, is comprised of (in thousands):

	As of April 30,
	2023	2022
Deferred revenue	$249	$2,337
Commitments from non-cancellable contracts	161,920	212,934
Total remaining performance obligations	$162,169	$215,271
As of April 30, 2023 and 2022, the current portion of deferred costs of $5.0 million and $4.9 million, respectively, was included in prepaid expenses and other current assets and the non-current portion of $11.3 million and $16.1 million, respectively, was included in other assets, non-current. The Company amortized $4.9 million, $3.3 million and nil of deferred commissions during the fiscal years ended April 30, 2023, 2022 and 2021, respectively, and these amounts were included in sales and marketing expense in the consolidated statements of operations. The Company paid sales commission of $16.0 million and $3.4 million during the fiscal years ended April 30, 2023 and 2022, respectively, related to this arrangement.
As of April 30, 2023 and 2022, accrued and other current liabilities related to Baker Hughes included $2.4 million and $2.5 million, respectively, and other long-term liabilities included nil and $2.4 million, respectively.
Sublease Arrangement
On February 21, 2023, the Company entered into a sublease agreement (the “Sublease”) with First Virtual Group, Inc. (the “Subtenant”), whereby the Company agreed to sublease to the Subtenant approximately 3,130 square feet of space located in Redwood City, California (the “Subleased Space”). The Company previously entered into a lease (the “Original Lease”) with DWF IV 1400-1500 Seaport Blvd, LLC dated August 25, 2021 for approximately 283,013 square feet of office space split between two office towers, including the Subleased Space. Thomas M. Siebel, Chief Executive Officer and Chairman of the Company, serves as Chairman of the Subtenant. The term of the Sublease commenced on February 1, 2023 and will continue through September 30, 2023, after which the Sublease will automatically renew thereafter for successive one year periods unless the Subtenant notifies the Company of its election to terminate the Sublease, up to the expiration date of the Original Lease. The monthly base rent for the Sublease is equal to the rate per square foot paid by the Company as stated in the Original Lease. The monthly base rent the Subtenant will pay is approximately $8,608 through September 30, 2023, increasing annually thereafter. In addition to base rent, the Subtenant will be responsible for its allocated share of costs incurred and expenditures made by the Company in the operation and management of the Subleased Space.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of April 30, 2023 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of April 30, 2023.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which is included on the following page.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C3.ai, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C3.ai, Inc. and subsidiaries (the “Company”) as of April 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2023, of the Company and our report dated June 21, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 21, 2023

ITEM 9B. OTHER INFORMATION
Thomas M. Siebel, our Chairman and Chief Executive Officer, has informed us that on March 31, 2023, he entered into a trading plan (the “Plan”) in compliance with Rule 10b5-1 under the Exchange Act with respect to shares of our common stock of held by Mr. Siebel and affiliated entities. The Plan contains a minimum price target of $45.00 per share to trigger the sale of shares of our common stock. The Plan provides that if the price target is met or exceeded, shares of our common stock will be sold monthly in an amount equal to approximately 1.9% of the total of shares of our common stock, stock options and restricted stock units held by Mr. Siebel and affiliated entities as of that date.
C3 AI and Baker Hughes Timeline
On April 18, 2023, we posted a timeline of our relationship with Baker Hughes on our investor relations website located at ir.c3.ai.
C3 AI Baker Hughes Alliance
Initiated in 2019, and amended and expanded three times as the term of the agreement was repeatedly extended and the financial commitments to C3 AI were repeatedly increased, the agreement between Baker Hughes and C3 AI has accrued enormous value to C3 AI and its shareholders.
History of the Baker Hughes Agreement
In June of 2019, C3 AI and Baker Hughes, at that time a GE company, entered into a three-year agreement. Under the terms of that agreement:
•Baker Hughes agreed to standardize on the C3 AI platform and application solutions for its digital predictive analytics solutions both for internal use and for its digital software offerings to its customers and prospects, to the exclusion of other software products competitive with the C3 AI offerings.
•C3 AI named Baker Hughes as a distributor into the oil and gas, petrochemical, and fertilizer markets (the Baker Hughes Field).
•Baker Hughes distribution rights were exclusive of other oil and gas service companies, e.g. Haliburton, Schlumberger, Siemens, etc.
•C3 AI retained all rights to sell directly into the oil & gas, chemical, and fertilizer markets.
•Baker Hughes and C3 AI agreed to jointly market the C3 AI solutions under the brand BHC3.ai.
•Baker Hughes guaranteed C3 AI minimum annual commitments totaling $320.0 million over the three-year term.
•Sales concluded by C3 AI directly into the oil and gas market applied to the minimum $320.0 million commitment, with the exception of one super major oil and gas company that was carved out of the agreement.
•C3 AI agreed to pay Baker Hughes sales commissions on sales into the Baker Hughes Field in excess of the minimum annual commitments made to C3 AI.
•Baker Hughes purchased approximately 12% equity position in C3 AI for $69.5 million, the fair market value at that time.
•Baker Hughes purchased AI stock (88% common stock, 12% preferred stock) at an average of $6.42 per share. Four months prior, the company sold preferred shares to TPG at the same price.
•Lorenzo Simonelli, Baker Hughes CEO, joined the C3 AI board of directors.
•As of the most recent published report, Baker Hughes still held 80% of its original AI stock position.
•The agreement had no provisions for extension or renewal beyond the initial three-year term.
In June of 2020, C3 AI and Baker Hughes amended the agreement.

•The term of the agreement was extended by two years, to five years in duration.
•The 5-year commitment from Baker Hughes expanded to $450.0 million, an increase of $130.0 million.
In October of 2021, C3 AI and Baker Hughes again amended the agreement to extend it to a 6- year term ending in June of 2025.
•The 6-year total Baker Hughes commitment increased to $495.0 million, an increase of $45.0 million.
•The agreement eliminated sales commission payments from C3 AI to Baker Hughes.
•Terms were included to further simplify the sales process for Baker Hughes.
•The amendment provided Baker Hughes revenue credits for the sales of C3 AI products and services that Baker Hughes or C3 AI sold into the oil and gas, petrochemicals, and fertilizer markets. For each dollar of revenue sold into the market, Baker Hughes outstanding payment obligations to C3 AI for products and services would be reduced dollar for dollar (the total amount remaining of $320.0 million). This provision required C3 AI to recognize revenue from Baker Hughes consistent with the GAAP rules of variable consideration.
•C3 AI agreed to deliver to Baker Hughes additional products and services.
•Invoicing terms were changed to be annually at the end of each year starting FY23 year end.
In January of 2023, C3 AI and Baker Hughes again revised and expanded the agreement.
•The agreement was amended to provide Baker Hughes access to additional C3 AI products and services.
•Baker Hughes made specific additional commitments to OEM the C3 AI solutions in its Baker Hughes digital offerings.
•Baker Hughes obtained expanded reseller rights.
•Importantly, this amendment eliminated revenue credits for any subsequent deals in the Baker Hughes Field, resulting in a $32.5 million contract value increase for C3 AI. This change eliminated the requirement for C3 AI to recognize revenue based upon the rules of variable consideration, significantly simplifying the revenue reporting process.
•Invoicing frequency accelerated from annual to quarterly on a go forward basis, accelerating our cash receivables.
•This amendment included specific terms under which Baker Hughes could extend the C3 AI agreement for additional year or years for additional payments.
Unbilled Receivables
•An unbilled receivable occurs when a subscription or service is provided to a customer that requires revenue recognition under US GAAP earlier than when contractual billing occurs.
•As Baker Hughes contractual invoice dates occur, these amounts accrue to accounts receivable, and then to cash when paid.
•There are no collection concerns with Baker Hughes.
•The revenue and invoice amounts are irrevocable noncancellable minimum time-certain commitments under the terms of the agreement.
•The agreement provides extended payment terms for the approximate amount of the unbilled receivables that existed immediately prior to the January 2023 amendment.
•Invoices are issued to Baker Hughes on the 10th day of the second month of each fiscal quarter.
•Payment terms are net 30 days.

2023 Bonus Awards
On June 16, 2023, the Compensation Committee (the “Compensation Committee”) of our Board of Directors awarded discretionary performance-based bonuses payable in the form of fully-vested RSUs to certain of the Company’s “named executive officers” (as defined in Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission) (the “NEO’s”) for performance related to the fiscal year ended April 30, 2023 in the amounts set forth in the table below.

Named Executive Officer	Fiscal 2023 Bonus Award
Thomas M. Siebel, Chairman and Chief Executive Officer	$1,000,000
Ed Abbo, President and Chief Technology Officer	$550,000
Houman Behzadi, President and Chief Product Officer	$550,000
Juho Parkkinen, Senior Vice President and Chief Financial Officer	$395,000
Each of these bonuses were paid at 100% of the target amount for each NEO under the fiscal 2023 bonus plan, based on a discretionary determination by the Compensation Committee with respect to achievement of 2023 goals.
Named Executive Officer Transition
On June 19, 2023, Houman Behzadi, President and Chief Product Officer, became Executive Vice President, continuing to report to Mr. Siebel, our Chairman and Chief Executive Officer.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2023 annual meeting of stockholders, or our 2023 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended April 30, 2023, and is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference as indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-250082	3.4	November 30, 2020
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-250082	4.1	November 30, 2020
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated August 15, 2019.	S-1/A	333-250082	4.2	November 23, 2020
4.2.1	Amendment to Registration Rights Agreement and Waiver of Registration Rights and Notice by and among the Registrant and certain of its stockholders, dated December 3, 2020.	10-K	001-39744	4.2.1	June 25, 2021
4.3	Voting Agreement by and among the Registrant, Thomas M. Siebel and Patricia A. House, dated January 15, 2015.	S-1	333-250082	4.3	November 13, 2020
4.4	Description of Capital Stock of the Registrant.	10-K	001-39744	4.4	June 25, 2021
10.1+	C3.ai, Inc. Amended and Restated 2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-250082	10.1	November 13, 2020
10.2+	C3.ai, Inc. 2020 Equity Incentive Plan and forms thereunder.	S-1/A	333-250082	10.2	November 30, 2020
10.2.1+	C3.ai, Inc. 2020 Equity Incentive Plan forms of international award agreements.	10-K	001-39744	10.2.1	June 25, 2021
10.2.2+	C3.ai, Inc. 2020 Equity Incentive Plan form of Stock Option Grant Notice and Agreement - Early Exercise.	10-Q	001-39744	10.3	December 2, 2021
10.3+	C3.ai, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-250082	10.3	November 30, 2020
10.4+	Offer Letter by and between the Registrant and Edward Y. Abbo, dated July 22, 2009.	S-1	333-250082	10.4	November 13, 2020

10.5+	Offer Letter by and between the Registrant and Houman Behzadi, dated January 6, 2010.	S-1	333-250082	10.5	November 13, 2020
10.6+	Revised Offer Letter by and between the Registrant and Edward Y. Abbo, dated July 15, 2011.	S-1	333-250082	10.6	November 13, 2020
10.7+	Amended and Restated Advisor Agreement by and between the Registrant and Jim Hagemann Snabe, dated September 13, 2020.	8-K	001-39744	10.1	March 1, 2021
10.8+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-8	333-253944	10.1	March 5, 2021
10.9	Lease by and between the Registrant and Google LLC (as successor-in-interest to VII Pac Shores Investors, LLC), dated October 28, 2011.	S-1	333-250082	10.7	November 13, 2020
10.9.1	First Amendment to Lease by and between the Registrant and Google LLC, dated April 4, 2017.	S-1	333-250082	10.8	November 13, 2020
10.9.2	Second Amendment to Lease by and between the Registrant and Google LLC, dated November 7, 2017.	S-1	333-250082	10.9	November 13, 2020
10.9.3	Third Amendment to Lease by and between the Registrant and Google LLC, dated August 25, 2021.	10-Q	001-39744	10.1	December 2, 2021
10.9.4	Fourth Amendment to Lease by and between the Registrant and Google LLC, dated April 6, 2022.	10-K	001-39744	10.9.4	June 23, 2022
10.9.5	Sublease by and between the Registrant and First Virtual Group, Inc., dated February 21, 2023.	10-Q	001-39744	10.1	March 3, 2023
10.10#	Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 6, 2019.	S-1	333-250082	10.10	November 13, 2020
10.10.1#	First Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated September 26, 2019.	S-1	333-250082	10.11	November 13, 2020
10.10.2#	Second Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 1, 2020.	S-1	333-250082	10.12	November 13, 2020
10.10.3	Third Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated October 31, 2021.	10-Q	001-39744	10.4	December 2, 2021
10.11	Common Stock Purchase Agreement by and between the Registrant and Spring Creek Capital, LLC, dated as of November 25, 2020.	S-1/A	333-250082	10.13	November 30, 2020
10.12	Common Stock Purchase Agreement by and between the Registrant and Microsoft Corporation, dated as of November 27, 2020.	S-1/A	333-250082	10.14	November 30, 2020
10.13#	Office Lease by and between the Registrant and DWF IV 1400-1500 Seaport Blvd. LLC dated August 25, 2021.	10-Q	001-39744	10.2	December 2, 2021
10.14+	Offer Letter by and between the Registrant and David Barter, dated October 2, 2020.	10-Q	001-39744	10.1	September 2, 2021
10.15+	Offer Letter by and between the Registrant and Adeel Manzoor, dated October 27, 2021.	10-Q	001-39744	10.1	March 3, 2022
10.16+	Separation Agreement by and between the Registrant and Adeel Manzoor, dated February 25, 2022.	10-Q	001-39744	10.2	March 3, 2022
10.17+	Offer Letter by and between the Registrant and Juho Parkkinen, dated March 1, 2022.	8-K	001-39744	10.1	March 2, 2022

21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C3.ai, Inc.

Date: June 21, 2023	By:	/s/ Thomas M. Siebel
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

Signature	Title	Date

/s/ Thomas M. Siebel
Thomas M. Siebel	Chief Executive Officer and Chairman of the Board	June 21, 2023
(Principal Executive Officer)

/s/ Juho Parkkinen
Juho Parkkinen	Senior Vice President and Chief Financial Officer	June 21, 2023
(Principal Financial and Accounting Officer)

/s/ Richard C. Levin
Richard C. Levin	Director	June 21, 2023

/s/ Michael G. McCaffery
Michael G. McCaffery	Director	June 21, 2023

/s/ Condoleezza Rice
Condoleezza Rice	Director	June 21, 2023

/s/ Bruce Sewell
Bruce Sewell	Director	June 21, 2023

/s/ Lisa A. Davis
Lisa A. Davis	Director	June 21, 2023

/s/ Jim H. Snabe
Jim H. Snabe	Director	June 21, 2023

/s/ Stephen M. Ward, Jr.
Stephen M. Ward, Jr.	Director	June 21, 2023

/s/ KR Sridhar
KR Sridhar	Director	June 21, 2023