Form 10-Q
period 2023-07-31
C3.ai, Inc.
filed 2023-09-07
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 31, 2023, the registrant had outstanding 114,701,772 shares of Class A common stock and 3,499,992 shares of Class B common stock.

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
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•the effects of macroeconomic uncertainties;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.

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
•Macroeconomic uncertainties have had, and could continue to have, an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and users operate.
•We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
•Issues raised by the use of artificial intelligence, or AI, including machine learning, or ML, in our C3 AI Platform may result in reputational harm or liability or otherwise adversely affect our business, financial condition and results of operations.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	July 31, 2023	April 30, 2023
Assets
Current assets
Cash and cash equivalents	$206,442	$284,829
Short-term investments	544,433	446,155
Accounts receivable, net of allowance of $359 and $359 as of July 31, 2023 and April 30, 2023, respectively(1)	122,568	134,586
Prepaid expenses and other current assets(2)	21,352	23,309
Total current assets	894,795	888,879
Property and equipment, net	88,666	84,578
Goodwill	625	625
Long-term investments	58,706	81,418
Other assets, non-current(3)	46,611	47,528
Total assets	$1,089,403	$1,103,028
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$26,885	$24,610
Accrued compensation and employee benefits	32,454	46,513
Deferred revenue, current(5)	40,943	47,846
Accrued and other current liabilities(6)	10,429	17,070
Total current liabilities	110,711	136,039
Deferred revenue, non-current	17	4
Other long-term liabilities	46,233	37,320
Total liabilities	156,961	173,363
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of July 31, 2023 and April 30, 2023; 114,424,588 and 110,442,569 shares issued and outstanding as of July 31, 2023 and April 30, 2023, respectively	114	110
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of July 31, 2023 and April 30, 2023; 3,499,992 and 3,499,992 shares issued and outstanding as of July 31, 2023 and April 30, 2023, respectively	3	3
Additional paid-in capital	1,807,678	1,740,174
Accumulated other comprehensive loss	(758)	(385)
Accumulated deficit	(874,595)	(810,237)
Total stockholders’ equity	932,442	929,665
Total liabilities and stockholders’ equity	$1,089,403	$1,103,028
(1)     Including amounts from a related party of $74,620 as of April 30, 2023.
(2)     Including amounts from a related party of $4,983 as of April 30, 2023.
(3)     Including amounts from a related party of $11,279 as of April 30, 2023.
(4)     Including amounts from a related party of $2,200 as of April 30, 2023.
(5)     Including amounts from a related party of $249 as of April 30, 2023.
(6)     Including amounts from a related party of $2,448 as of April 30, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2023	2022
Revenue
Subscription(1)	$61,352	$57,026
Professional services(2)	11,010	8,282
Total revenue	72,362	65,308
Cost of revenue
Subscription	30,434	14,092
Professional services	1,379	4,314
Total cost of revenue	31,813	18,406
Gross profit	40,549	46,902
Operating expenses
Sales and marketing(3)	43,885	42,987
Research and development	50,868	55,877
General and administrative	19,889	21,247
Total operating expenses	114,642	120,111
Loss from operations	(74,093)	(73,209)
Interest income	10,122	2,538
Other (expense) income, net	(239)	(1,021)
Loss before provision for income taxes	(64,210)	(71,692)
Provision for income taxes	148	179
Net loss	$(64,358)	$(71,871)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.56)	$(0.67)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	115,681	106,842
(1)    Including related party revenue of $10,581 and $16,330 for the three months ended July 31, 2023 and 2022, respectively.
(2)    Including related party revenue of $5,804 and $129 for the three months ended July 31, 2023 and 2022, respectively.
(3)    Including related party sales and marketing expense of $810 and $3,500 for the three months ended July 31, 2023 and 2022, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2023	2022
Net loss	$(64,358)	$(71,871)
Other comprehensive loss
Unrealized loss on available-for-sale marketable securities, net of tax	(373)	(200)
Comprehensive loss	$(64,731)	$(72,071)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended July 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	113,943	$113	$1,740,174	$(385)	$(810,237)	$929,665
Issuance of Class A common stock upon exercise of stock options, net of repurchases	2,084	2	9,569	—	—	9,571
Vesting of early exercised Class A common stock options	—	—	151	—	—	151
Shares withheld related to net share settlement of equity awards	(172)	—	(7,118)	—	—	(7,118)
Vesting of restricted stock units	2,070	2	21,466	—	—	21,468
Stock-based compensation expense	—	—	43,436	—	—	43,436
Other comprehensive loss	—	—	—	(373)	—	(373)
Net loss	—	—	—	—	(64,358)	(64,358)
Balance as of July 31, 2023	117,925	$117	$1,807,678	$(758)	$(874,595)	$932,442

	Three Months Ended July 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2022	106,225	$106	$1,532,917	$(2,148)	$(541,398)	$989,477
Issuance of Class A common stock upon exercise of stock options, net of repurchases	278	—	1,101	—	—	1,101
Vesting of early exercised Class A common stock options	—	—	333	—	—	333
Vesting of restricted stock units	1,841	2	13,669	—	—	13,671
Stock-based compensation expense	—	—	46,467	—	—	46,467
Other comprehensive loss	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	(71,871)	(71,871)
Balance as of July 31, 2022	108,344	$108	$1,594,487	$(2,348)	$(613,269)	$978,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(64,358)	$(71,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,056	1,461
Non-cash operating lease cost	274	1,862
Stock-based compensation expense	50,880	56,630
Other	(3,949)	78
Changes in operating assets and liabilities
Accounts receivable(1)	12,017	(927)
Prepaid expenses, other current assets and other assets(2)	3,051	2,910
Accounts payable(3)	(564)	(21,318)
Accrued compensation and employee benefits	(39)	491
Operating lease liabilities	8,204	(991)
Other liabilities(4)	2,254	(1,106)
Deferred revenue(5)	(6,890)	(5,477)
Net cash provided by (used in) operating activities	3,936	(38,258)
Cash flows from investing activities:
Purchases of property and equipment	(11,338)	(15,536)
Capitalized software development costs	(1,500)	(1,000)
Purchases of investments	(322,534)	(226,367)
Maturities and sales of investments	250,572	162,429
Net cash (used in) investing activities	(84,800)	(80,474)
Cash flows from financing activities:
Proceeds from exercise of Class A common stock options	9,595	1,087
Taxes paid related to net share settlement of equity awards	(7,118)	—
Net cash provided by financing activities	2,477	1,087
Net decrease in cash, cash equivalents and restricted cash	(78,387)	(117,645)
Cash, cash equivalents and restricted cash at beginning of period	297,395	352,519
Cash, cash equivalents and restricted cash at end of period	$219,008	$234,874
Cash and cash equivalents	$206,442	$221,883
Restricted cash included in other assets, non-current	12,566	12,566
Restricted cash included in prepaid expenses and other current assets	—	425
Total cash, cash equivalents and restricted cash	$219,008	$234,874
Supplemental disclosure of cash flow information—cash paid for income taxes	$150	$66
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,764	$19,326
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$778	$—
Unpaid liabilities related to intangible purchases	$—	$1,500
Vesting of early exercised stock options	$—	$333
(1)Including changes in related party balances of $12,444 and $(2,240) for the three months ended July 31, 2023 and 2022, respectively.
(2)Including changes in related party balances of $(810) and $(1,216) for the three months ended July 31, 2023 and 2022, respectively.
(3)Including changes in related party balances of $248 and $(13,861) for the three months ended July 31, 2023 and 2022, respectively.
(4)Including changes in related party balances of $(2,448) and $(2,536) for the three months ended July 31, 2023 and 2022, respectively.
(5)Including changes in related party balances of $(46) and $(51) for the three months ended July 31, 2023 and 2022, respectively.
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
Basis of Presentation and Principles of Consolidation
The Company prepares its unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was filed with the SEC on June 22, 2023.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2023 and the results of operations for the three months ended July 31, 2023. The results of operations for the three months ended July 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was filed with the SEC on June 22, 2023. There have been no significant changes to these policies during the three months ended July 31, 2023.
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended July 31,
	2023	2022
North America (1)	$61,712	$51,938
Europe, the Middle East and Africa (1)	9,559	10,703
Asia Pacific (1)	825	2,367
Rest of World (1)	266	300
Total revenue	$72,362	$65,308
__________________
(1)The United States comprised 85% and 79% of the Company’s revenue for the three months ended July 31, 2023 and 2022, respectively. No other country comprised 10% or greater of the Company’s revenue for the three months ended July 31, 2023 or 2022.
Deferred Revenue
As of July 31, 2023 and April 30, 2023, the Company's deferred revenue balances were $41.0 million and $47.9 million, respectively. Revenue of $26.3 million and $27.6 million was recognized during the three months ended July 31, 2023 and 2022, respectively, that was included in the deferred revenue balances as of April 30, 2023 and 2022, respectively.
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
Revenue expected to be recognized from remaining performance obligations was approximately $334.6 million as of July 31, 2023, of which $170.6 million is expected to be recognized over the next 12 months and the remainder thereafter.
Customer Concentration and Accounts Receivable
All of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from accounts receivable balance. One Customer-Entity accounted for 32% of revenue for the three months ended July 31, 2023. Two separate Customer-Entities accounted for 25% and 14%, respectively, of revenue for the three months ended July 31, 2022. Three separate Customer-Entities accounted for 15%, 13% and 12%, respectively, of accounts receivable at July 31, 2023. Two separate Customer-Entities accounted for 20% and 18% respectively, of accounts receivable at April 30, 2023.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is based on the Company’s assessment of the collectibility of accounts receivable by considering various factors, including the age of each outstanding invoice, customer type, the collection history of each customer, historical write-off experience, current and near-term macroeconomic conditions and uncertainties. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. Accounts receivable included unbilled receivables as of July 31, 2023 and April 30, 2023 of $84.5 million and $77.6 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of July 31, 2023				As of April 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$74,591	$—	$—	$74,591	$75,293	$—	$—	$75,293
Certificates of deposit	—	—	—	—	—	2,000	—	2,000
Commercial paper	—	76,111	—	76,111	—	112,851	—	112,851
Corporate debt securities	—	2,543	—	2,543	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	—	—	—	—	27,397	—	27,397
Certificates of deposit	—	64,029	—	64,029	—	61,025	—	61,025
U.S. government agencies securities	—	43,494	—	43,494	—	75,674	—	75,674
Commercial paper	—	260,864	—	260,864	—	184,230	—	184,230
Corporate debt securities	—	234,752	—	234,752	—	179,247	—	179,247
Total cash equivalents and available-for-sale marketable securities	$74,591	$681,793	$—	$756,384	$75,293	$642,424	$—	$717,717
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

	As of July 31, 2023				As of April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$74,591	$—	$—	$74,591	$75,293	$—	$—	$75,293
Certificates of deposit	—	—	—	—	2,000	—	—	2,000
Commercial paper	76,111	—	—	76,111	112,851	—	—	112,851
Corporate debt securities	2,543	—	—	2,543	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	—	—	—	27,445	1	(49)	27,397
Certificates of deposit	64,029	—	—	64,029	61,025	—	—	61,025
U.S. government agencies securities	43,611	1	(118)	43,494	75,650	111	(87)	75,674
Commercial paper	260,864	—	—	260,864	184,230	—	—	184,230
Corporate debt securities	235,393	42	(683)	234,752	179,608	115	(476)	179,247
Total cash equivalents and available-for-sale marketable securities	$757,142	$43	$(801)	$756,384	$718,102	$227	$(612)	$717,717
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of July 31, 2023		As of April 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$545,039	$544,433	$446,629	$446,155
After one year through five years	58,858	58,706	81,329	81,418
Total	$603,897	$603,139	$527,958	$527,573

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of July 31, 2023 (in thousands):

	As of July 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government agencies securities	$(110)	$37,729	$(8)	$4,442	$(118)	$42,171
Commercial paper	—	10,254	—	—	—	10,254
Corporate debt securities	(527)	158,948	(156)	39,968	(683)	198,916
Total	$(637)	$206,931	$(164)	$44,410	$(801)	$251,341
As of July 31, 2023, the Company had 208 investment positions in an unrealized loss position. As of April 30, 2023, the Company had 119 investment positions that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities at July 31, 2023.
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at July 31, 2023 and April 30, 2023 (in thousands):

	Useful Life	As of July 31,	As of April 30,
	(in months)	2023	2023
Leasehold improvements	*	$67,525	$66,522
Computer equipment	36	5,279	4,901
Office furniture and equipment	60	14,415	14,343
Capital in progress	NA	8,552	3,140
Property and equipment, gross		95,771	88,906
Less: accumulated depreciation and amortization		(7,105)	(4,328)
Property and equipment, net		$88,666	$84,578
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Capital in progress primarily consisted of costs related to various leasehold improvements in connection with the new leased space that have not yet been placed into service.
Depreciation and amortization expense related to property and equipment was $2.8 million and $1.2 million for the three months ended July 31, 2023 and 2022, respectively.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at July 31, 2023 and April 30, 2023 (in thousands):

	As of July 31,	As of April 30,
	2023	2023
Accrued stock-settled bonus	$17,904	$32,414
Accrued bonus	462	186
Accrued vacation	4,335	4,602
Accrued payroll taxes and benefits	3,081	3,975
Accrued commission	1,806	2,889
Accrued salaries	173	206
ESPP contributions	3,885	1,339
Other	808	902
Accrued compensation and employee benefits	$32,454	$46,513
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at July 31, 2023 and April 30, 2023 (in thousands):

	As of July 31,	As of April 30,
	2023	2023
Liability for common stock exercised prior to vesting	$640	$799
Accrued general expenses	3,483	5,541
Operating lease liabilities, current	2,421	2,339
Accrued professional services	2,999	2,889
Commissions payable to a related party	—	2,448
Other	886	3,054
Accrued and other current liabilities	$10,429	$17,070
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
The Company entered into a non-cancellable arrangement with a cloud services provider in July 2022. Under the arrangement, the Company committed to spend an aggregate of at least $100.0 million for the period of three years beginning July 2022, on services with this vendor. The Company incurred costs totaling $7.2 million under the arrangement during the three months ended July 31, 2023. The Company incurred immaterial costs under the arrangement during the three months ended July 31, 2022.
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of July 31, 2023 and April 30, 2023, the total potential remaining contributions are $31.6 million and $31.6 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leases
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. The lease commencement date of the first two phases was determined to have occurred in the quarter ended January 31, 2022, when the landlord delivered the leased space to the Company. The lease commencement date of the third phase was determined to have occurred in the quarter ended October 31, 2022, when the landlord delivered the leased space to the Company. During the quarter ended July 31, 2023, there was a remeasurement of right-of-use assets and lease liabilities related to the third phase of the lease due to changes in the timing of receipt of lease incentives. As a result, the lease liability was reduced to $2.0 million and corresponding right-of-use asset was reduced to $1.7 million. The lease commencement date of the fourth phase was determined to have occurred in the quarter ended April 30, 2023, when the landlord delivered the leased space to the Company. The lease commencement date of the fifth phase was determined to have occurred in the quarter ended July 31, 2023, when the landlord delivered the leased space to the Company. The Company recorded $1.6 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the condensed consolidated balance sheets related to the fifth phase of the lease. The lease commencement date of future phases will be determined when the landlord delivers the applicable leased space to the Company.
Legal Proceedings
The Company is involved in various legal proceedings and periodically receives claims arising in the ordinary course of business. In the Company’s opinion, resolution of these matters is not expected to have a material adverse impact on its condensed consolidated statement of operations, cash flows, or balance sheet.
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint names as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleges that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleges that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, interest, fees and costs. All defendants have now moved to dismiss Plaintiffs’ amended complaint on May 1, 2023. On June 30, 2023, Plaintiffs voluntarily dismissed the underwriter defendants. The remaining motions to dismiss are scheduled to be heard on November 2, 2023.
Three putative shareholder derivative actions have been filed: (1) Suri v. Siebel et al. (22-cv-03031) filed on May 23, 2022 in the U.S. District Court for the Northern District of California; (2) Rabasca v. Siebel et al. (23-cv-1566) filed on April 3, 2023 in the U.S. District Court for the Northern District of California; and (3) Vo v. Siebel et al. (23-cv-428) filed on April 19, 2023 in the U.S. District Court for the District of Delaware. In these cases, the plaintiffs assert claims on the Company’s behalf against certain of the Company’s current and former officers and directors for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, gross mismanagement, corporate waste, abuse of control, unjust enrichment, and violations of the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. In all three cases, the Company is named as a nominal defendant. The derivative complaints seek unspecified damages, disgorgement of profits from board member stock sales, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, Suri was stayed pending resolution of the Reckstin case. On August 3, 2023, Vo was transferred to the U.S. District Court for the Northern District of California (3:23-cv-03895). The Company has not yet answered the Complaints in Suri, Rabasca, and Vo.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company does not believe the claims in either case described above have merit. As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company's results of operations in the period(s) in which any such outcome becomes probable and estimable. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of July 31, 2023, there were no shares of Preferred Stock issued or outstanding.
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
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Incentive Plan”), certain optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding shares of common stock upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The net proceeds from the early exercise of such options were nil and nil during the three months ended July 31, 2023 and 2022, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. Unvested Class A common stock of 115,632 and 148,239 shares as of July 31, 2023 and April 30, 2023, respectively, were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 8. Stock-Based Compensation for more information.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2022, the Company repurchased and immediately retired 0.7 million shares of its Class A common stock for an aggregate amount of $15.0 million. During the three months ended July 31, 2023, the Company has not repurchased any shares of its Class A common stock. The stock repurchase program expired in June 2023.
8.    Stock-Based Compensation
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other equity awards. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan. There was an automatic annual increase on May 1, 2023 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to five percent (5%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding as of April 30, 2023.
Stock Options
Stock options generally expire 10 years from the date of grant, or earlier if services are terminated. Generally, each stock option for common stock is subject to a vesting schedule such that one fifth of the award vests after the first-year anniversary and one-sixtieth of the award vests each month thereafter over the remaining four years, subject to continuous service.
A summary of the Company’s option activity during the three months ended July 31, 2023 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2023	34,696	$12.75	6.45	$175,907
Options exercised	(2,086)	35.90
Options cancelled	(653)	11.00
Balance as of July 31, 2023	31,957	$13.32	6.31	$916,531
Vested and exercisable as of July 31, 2023	21,204	$9.71	5.84	$684,690
Vested and expected to vest as of July 31, 2023(1)	32,073	$13.32	6.31	$919,847
__________________
(1)     The number of options vested and expected to vest as of July 31, 2023 includes early exercised, unvested Class A common stock. Refer to Note 7. Stockholders’ Equity for more information.

As of July 31, 2023, there was $96.4 million of unrecognized compensation cost related to stock options which is expected to be recognized over an estimated weighted-average period of 2.6 years.
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
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the three months ended July 31, 2023, the Company recorded stock-based compensation expense of $1.4 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.
A summary of the Company’s RSU activity during the three months ended July 31, 2023 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2023	21,146	$21.32
RSUs granted	4,048	38.41
RSUs vested	(2,070)	27.28
RSUs forfeited	(726)	23.73
Unvested Balance as of July 31, 2023	22,398	$24.17
As of July 31, 2023, there was $503.6 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 4.2 years.
In June 2023 and 2022, the Compensation Committee approved the payment of fiscal year 2023 and 2022 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 532,842 and 811,790 shares of Class A common stock pursuant to this program in the three months ended July 31, 2023 and 2022, respectively.
Shares issued in settlement of fully vested RSUs granted under this bonus program were issued from the 2020 Incentive Plan and reduced the shares available for issuance under the 2020 Incentive Plan.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employee Stock Purchase Plan
On November 27, 2020, the Company’s board of directors also adopted, and its stockholders also approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective immediately prior to the IPO. The 2020 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 3,000,000 shares of Class A common stock were initially reserved for future issuance under the 2020 ESPP. The number of shares of Class A common stock reserved for issuance under the 2020 ESPP is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 ESPP. There was an automatic annual increase on May 1, 2023 in the number of shares reserved for future issuance pursuant to the 2020 ESPP in an amount equal to one percent (1%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2023. The 2020 ESPP permits participants to purchase shares of Class A common stock in an amount not exceeding 15% of their earnings during the relevant offering period. The offering dates and purchase dates for the 2020 ESPP are determined at the discretion of the Company’s board of directors.
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
During the three months ended July 31, 2023 and 2022, the Company recognized $1.6 million and nil, respectively, of stock-based compensation expense related to 2020 ESPP. As of July 31, 2023, there was $3.8 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,
	2023	2022
Cost of subscription	$8,056	$4,272
Cost of professional services	460	1,071
Sales and marketing	16,779	16,779
Research and development	17,033	25,217
General and administrative	8,552	9,291
Total stock-based compensation expense	$50,880	$56,630
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the three months ended July 31, 2023, the Company recognized $7.4 million of stock-based compensation expense associated with these programs. As of July 31, 2023, $17.9 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets as of July 31, 2023. Upon settlement, this amount will be reflected under additional paid-in capital in the condensed consolidated statements of stockholders’ equity.

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
The Company recorded income tax expense of $0.1 million and $0.2 million for the three months ended July 31, 2023 and 2022, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
The American Rescue Plan Act of 2021 (“ARPA”) was enacted by the United States on March 11, 2021. The ARPA did not have a material impact on the Company’s provision for income taxes for the three months ended July 31, 2023.
10.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three months ended July 31, 2023 and 2022. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,
	2023	2022
Numerator
Net loss attributable to common stockholders	$(64,358)	$(71,871)
Denominator
Basic and diluted weighted-average Class A common shares outstanding	112,181	103,342
Basic and diluted weighted-average Class B common shares outstanding	3,500	3,500
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A common shares outstanding	$(0.56)	$(0.67)
Basic and diluted net loss per Class B common shares outstanding	$(0.56)	$(0.67)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	As of July 31,
	2023	2022
Stock options	32,073	36,169
RSUs	22,398	17,607
ESPP	1,405	—

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
The Company and Baker Hughes revised this arrangement in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025, and to revise the structure of the arrangement to incentivize Baker Hughes’ sales of the Company’s products and services. Beginning in the fiscal year ended April 30, 2023, Baker Hughes’ annual commitments are reduced by any revenue the Company generates from certain customers. Known and estimable revenue from certain customers related to the arrangement is a form of variable consideration, which was determined at contract inception and reduced the revenue recognized from the arrangement. The Company acknowledged that Baker Hughes had met its minimum annual revenue commitment for the fiscal year 2022 and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
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
Baker Hughes ceased to qualify as a related party of the Company as of June 30, 2023 and the amounts disclosed related to them are accordingly presented only while they were considered a related party.
Revenue recognized under the arrangement were as follows (in thousands):

	Three Months Ended July 31,
	2023(1)	2022
Direct subscription	$10,581	$16,330
Direct professional services	5,804	129
Total revenue from direct subscription and professional services	$16,385	$16,459
__________________
(1)     Amounts presented through June 30, 2023.

The Company recognized sales and marketing expenses related to Baker Hughes of $0.8 million and $3.5 million (inclusive of amortization of $0.8 million and $1.2 million, respectively, of deferred commissions) during the three months ended July 31, 2023 and 2022, respectively. The Company paid sales commission of nil and $16.0 million during the three months ended July 31, 2023 and 2022, respectively, related to this arrangement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended April 30, 2023 included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was filed with the Securities and Exchange Commission, or SEC, on June 22, 2023. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this report to “C3.ai,” “C3 AI,” the “Company”, “we,” “our,” “us,” or similar terms refer to C3.ai, Inc. and its subsidiaries.
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
•C3 Generative AI Product Suite, our latest innovation, combines the utility of large language models, generative AI, reinforcement learning, natural language processing, and the C3 AI Platform to rapidly locate, retrieve, and present information, disparate data stores, applications, and enterprise information systems.
•C3 AI Ex Machina is a no-code, machine learning or ML, solution that empowers citizen data scientists with cloud-native, complete end-to-end capabilities, connecting to diverse data sources and types, enabling business analysts to rapidly perform data science tasks such as building, configuring, training, and visualizing AI models.
These solutions, and our patented model-driven architecture, enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. We significantly reduce the effort and complexity of the AI software engineering problem.
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 85% and 87% of our total revenue in the three months ended July 31, 2023 and 2022, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancellable and non-refundable.

Historically we primarily recognize revenue from subscriptions on a ratable basis over the contract term or on a usage basis for consumption-based arrangements. In addition, customers typically pay a usage-based runtime fee for production use of our C3 AI Software for specified levels of capacity. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. We announced a new consumption-based pricing model, beginning with a pilot phase which includes unlimited developer access to the C3 AI Platform, one C3 AI Application and C3 AI Center of Excellence, or COE, support services. After the pilot phase ends, the customer has an option to convert to a month-to-month contract for C3 AI Software with a minimum fee and overages charged if the customer utilizes greater than a specified number of vCPU or vGPU hours in a month. Customers have the option to commit to a one-year, two-year or three-year term. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI COE which is included as part of the subscription when purchased.
We also generate revenue from professional services, which primarily include implementation services, training and prioritized engineering services. Professional services revenue represented 15% and 13% of our total revenue for the three months ended July 31, 2023 and 2022, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
Our total revenue was $72.4 million for the three months ended July 31, 2023, representing a 11% increase compared to the same period last year. Our subscription revenue grew to $61.4 million for the three months ended July 31, 2023, representing an 8% increase compared to the same period last year.
Go-to-Market Strategy
Our go-to-market strategy has been historically focused on large organizations recognized as leaders in their respective industries or public sectors, and who are attempting to solve complicated business problems by digitally transforming their operations. These large organizations, or lighthouse customers, include companies and public agencies within the oil and gas, power and utilities, aerospace and defense, industrial products, life sciences, and financial services industries, among others. This has resulted in C3 AI powering some of the largest and most complex Enterprise AI applications worldwide. These lighthouse customers serve as proof points for other potential customers in their particular industries. As a result, we have a customer base of a relatively small number of large organizations that generate high average total subscription contract value, but we expect that, over time, as more customers adopt our technology based on the proof points provided by these lighthouse customers, the revenue represented by these customers will decrease as a percentage of total revenue. As our C3 AI Platform and much of our other C3 AI Software are industry agnostic, we also expect to expand into other industries as we grow.
In the second quarter of fiscal year 2023, we announced a change to our go-to-market strategy including a way for new customers to utilize our products at a smaller initial contract size and pay for services based on their monthly consumption of vCPU and vGPU hours. Customers generally begin with a two-quarter-long pilot which includes the necessary resources required to introduce the C3 AI Platform, C3 AI Applications and a desired product into their environment and receive necessary training to operate and maintain the product in production. Following the pilot period, customers pay a monthly fee and overage charges on a metered basis using vCPU and vGPU hours utilized as the metric to calculate payment. Customers are able to realize business value immediately after the conclusion of the pilot and grow at their own pace over subsequent quarters.
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

The size and sophistication of our customers’ businesses demonstrate the flexibility, speed, and scale of our products, and maximize the potential value to our customers. To be a credible partner to our customers, who often are industry leaders, we deploy a motivated and highly educated team of C3 AI personnel and partners. We go to market primarily leveraging our direct sales force. We also complement and supplement our sales force with a number of go-to-market partners.
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
To help us better articulate the growth in our customer base and use cases, we retained external consultants to recommend a best-practice customer count methodology that is consistent and relies on system data and is reproducible. As a result of that review, we previously decided to change our definition to better reflect the number and level of activity of our customers, which we now define as Customer Engagement:

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
Our best estimate of Customer Engagement was 334 and 223 as of July 31, 2023 and 2022, respectively.
Key Business Metric
We monitor remaining performance obligations, or RPO, as a key metric to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. RPO is not necessarily indicative of future revenue growth because it does not account for the timing of customers’ consumption or their consumption of more than their contracted capacity. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $334.6 million and $381.4 million as of July 31, 2023 and April 30, 2023, respectively. In fiscal year 2023, we successfully completed our transition from a subscription-based pricing model to a consumption-based pricing model for new customers. While the immediate-term effect of this transition lowers revenue growth and decreases RPO, we believe the medium- and long- term effect provides a substantial accelerator to revenue growth and RPO.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of July 31, 2023 is comprised of $41.0 million related to deferred revenue and $293.6 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2023 is comprised of $47.9 million related to deferred revenue and $333.5 million of commitments from non-cancellable contracts.
RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $46.4 million and $40.2 million as of July 31, 2023 and April 30, 2023, respectively.
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
Going forward, we expect we will attract new customers who prefer to subscribe to the C3 AI Platform and C3 AI Applications with our consumption-based pricing model. For further discussion, see the section titled “Overview—Go-to-Market Strategy” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
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
We and Baker Hughes revised this arrangement in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in the fiscal year ending April 30, 2023, $110.0 million in the fiscal year ending April 30, 2024, and $125.0 million in the fiscal year ending April 30, 2025, and to revise the structure of the arrangement to incentivize Baker Hughes’ sales of our products and services. Beginning in the fiscal year ended April 30, 2023 and until the agreements were further revised in January 2023 as described below, Baker Hughes’ annual commitments were reduced by any revenue we generated from certain customers between October 2021 and January 2023. We acknowledged that Baker Hughes had met its minimum annual revenue commitment for the fiscal year ended April 30, 2022 and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
We and Baker Hughes further revised and further expanded this arrangement in January 2023. Pursuant to this revised arrangement, the frequency of payments due from Baker Hughes is accelerated, Baker Hughes obtained expanded reseller rights and we will provide additional products and services. This resulted in an increase of $32.5 million in the transaction price by eliminating potential variable consideration attributable to any revenue we generated from certain customers. We also provide Baker Hughes the option to extend the subscription term upon payment of a renewal fee.
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
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 15% and 21% of our total revenue for the three months ended July 31, 2023 and 2022, respectively, from international customers.
Impact of Macroeconomic Conditions
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended July 31,
	2023	2022
	(in thousands)
Revenue
Subscription	$61,352	$57,026
Professional services	11,010	8,282
Total revenue	72,362	65,308
Cost of revenue
Subscription (1)	30,434	14,092
Professional services (1)	1,379	4,314
Total cost of revenue	31,813	18,406
Gross profit	40,549	46,902
Operating expenses
Sales and marketing (1)	43,885	42,987
Research and development (1)	50,868	55,877
General and administrative (1)	19,889	21,247
Total operating expenses	114,642	120,111
Loss from operations	(74,093)	(73,209)
Interest income	10,122	2,538
Other (expense) income, net	(239)	(1,021)
Net loss before provision for income taxes	(64,210)	(71,692)
Provision for income taxes	148	179
Net loss	$(64,358)	$(71,871)

________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2023	2022
	(in thousands)
Cost of subscription	$8,056	$4,272
Cost of professional services	460	1,071
Sales and marketing	16,779	16,779
Research and development	17,033	25,217
General and administrative	8,552	9,291
Total stock-based compensation expense	$50,880	$56,630
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,
	2023	2022

Revenue
Subscription	85%	87%
Professional services	15	13
Total revenue	100	100
Cost of revenue
Subscription	42	22
Professional services	2	6
Total cost of revenue	44	28
Gross profit	56	72
Operating expenses
Sales and marketing	61	66
Research and development	70	86
General and administrative	27	33
Total operating expenses	158	185
Loss from operations	(102)	(113)
Interest income	14	4
Other (expense) income, net	—	(2)
Net loss before provision for income taxes	(89)	(111)
Provision for income taxes	—	—
Net loss	(89)%	(111)%
Comparison of the Three Months Ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,		$ Change	% Change
	2023	2022
	(in thousands)
Revenue
Subscription	$61,352	$57,026	$4,326	8%
Professional services	11,010	8,282	2,728	33%
Total revenue	$72,362	$65,308	$7,054	11%

Subscription revenue accounted for 85% and 87% of our total revenue for the three months ended July 31, 2023 and 2022, respectively. Subscription revenue increased 8% for the three months ended July 31, 2023, compared to the same period last year. Approximately 17% and 16%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 83% and 84%, respectively, was attributable to revenue related to net growth from existing customers for the three months ended July 31, 2023 and 2022, respectively. The revenue from existing customers included a decrease in revenue of $5.7 million related to the Baker Hughes arrangement for the three months ended July 31, 2023, compared to the same period last year.
Professional services revenue increased by $2.7 million, or 33%, for the three months ended July 31, 2023, compared to the same period last year, predominantly due to an increase in professional services by $2.0 million as a result of an increase in the number of service projects for C3 AI Platform and C3 AI Applications customers, and an increase in prioritized engineering services by $0.7 million.
Cost of Revenue

	Three Months Ended July 31,		$ Change	% Change
	2023	2022
	(in thousands)
Cost of revenue
Subscription	$30,434	$14,092	$16,342	116%
Professional services	1,379	4,314	(2,935)	(68)%
Total cost of revenue	$31,813	$18,406	$13,407	73%
The increase in cost of subscription revenue for the three months ended July 31, 2023 compared to the same period last year was primarily due to higher personnel-related costs of $11.2 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher data center costs of $2.2 million, higher facilities costs of $0.9 million, and higher third-party outsourcing costs of $0.7 million.
The decrease in cost of professional services revenue for the three months ended July 31, 2023 compared to the same period last year was primarily due to lower personnel related costs of $1.7 million, lower overhead costs of $1.0 million, and the mix of services.
Gross Profit and Gross Margin

	Three Months Ended July 31,		$ Change	% Change
	2023	2022
	(in thousands)
Gross profit	$40,549	$46,902	$(6,353)	(14)%
Gross margin
Subscription	50%	75%
Professional services	87%	48%
Total gross margin	56%	72%
The decrease in total gross margins for the three months ended July 31, 2023 compared to the same period last year was driven by a decline in subscription margin, offset by an increase in professional service margin.
The subscription margin for the three months ended July 31, 2023 decreased due to higher personnel related costs as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, compared to the same period last year.
The professional service margin for the three months ended July 31, 2023 increased primarily due to the mix of professional services provided, including an increase in prioritized engineering services, which generally have higher margins, offset by lower personnel-related costs compared to the same period last year.

Operating Expenses

	Three Months Ended July 31,		$ Change	% Change
	2023	2022
	(in thousands)
Operating expenses
Sales and marketing	$43,885	$42,987	$898	2%
Research and development	50,868	55,877	(5,009)	(9)%
General and administrative	19,889	21,247	(1,358)	(6)%
Total operating expenses	$114,642	$120,111	$(5,469)	(5)%
Sales and Marketing. The increase in sales and marketing expense for the three months ended July 31, 2023 compared to the same period last year was primarily due to higher marketing costs of $2.7 million, and higher overhead costs of $0.8 million, partially offset by lower advertising spend of $2.3 million, and lower personnel-related costs of $0.2 million.
Research and Development. The decrease in research and development expense for the three months ended July 31, 2023 compared to the same period last year was primarily due to lower personnel-related costs of $4.9 million, and lower C3.ai DTI contributions of $2.9 million, partially offset by higher hosting costs of $1.9 million, and higher facilities costs of $0.9 million.
General and Administrative. The decrease in general and administrative expense for the three months ended July 31, 2023 compared to the same period last year was primarily due to lower personnel-related costs of $2.2 million, and lower corporate insurance costs of $0.5 million, partially offset by higher professional services costs of $1.3 million.
Interest Income

	Three Months Ended July 31,		$ Change	% Change
	2023	2022
	(in thousands)
Interest income	$10,122	$2,538	$7,584	299%
The increase in interest income for the three months ended July 31, 2023 compared to the same period last year was primarily due to investments in higher expected returns securities such as corporate debt securities.
Other (Expense) Income, Net

	Three Months Ended July 31,		$ Change	% Change
	2023	2022
	(in thousands)
Other (expense) income, net	$(239)	$(1,021)	$782	(77)%
The decrease in other (expense) income, net for the three months ended July 31, 2023 compared to the same period last year was primarily due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.
Provision for Income Taxes

	Three Months Ended July 31,		$ Change	% Change
	2023	2022
	(in thousands)
Provision for income taxes	$148	$179	$(31)	(17)%
The change in provision for income taxes for the three months ended July 31, 2023 compared with the same period last year was primarily related to foreign and state tax expense.

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

	Three Months Ended July 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$3,936	$(38,258)
Less:
Purchases of property and equipment	(11,338)	(15,536)
Capitalized software development costs	(1,500)	(1,000)
Free cash flow	$(8,902)	$(54,794)
Net cash used in investing activities	$(84,800)	$(80,474)
Net cash provided by financing activities	$2,477	$1,087
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of July 31, 2023 and April 30, 2023, we had $206.4 million and $284.8 million of cash and cash equivalents and $603.1 million and $527.6 million of investments, respectively, which were held for working capital purposes. Our short-term and long-term investments generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $874.6 million as of July 31, 2023. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business, but continue on-track with our plan for profitability, with the goal of achieving a sustainable non-GAAP profitable business by the end of fiscal year 2025. We are substantially reducing spending that does not directly impact revenue to accelerate our path to profitability and to increase our significant cash resources.
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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2023	2022
	(in thousands)
Cash provided by (used in) operating activities	$3,936	$(38,258)
Cash used in investing activities	$(84,800)	$(80,474)
Cash provided by financing activities	$2,477	$1,087
Net decrease in cash, cash equivalents, and restricted cash	$(78,387)	$(117,645)
Operating Activities. Net cash provided by operating activities of $3.9 million for the three months ended July 31, 2023 was due to $18.0 million cash inflows related to changes in operating assets and liabilities, offset by our net loss of $64.4 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $50.9 million, depreciation and amortization of $3.1 million, and non-cash operating lease cost of $0.3 million. The $18.0 million cash inflows related to changes in operating assets and liabilities was primarily attributable to a decrease in accounts receivable of $12.0 million inclusive of a decrease in related party balances of $12.4 million, an increase in lease liabilities of $8.2 million, a decrease in prepaid expenses, other current assets and other assets of $3.1 million, and an increase in other liabilities of $2.3 million. This was partially offset by cash inflows related to a decrease to deferred revenue of $6.9 million, and a decrease in accounts payable of $0.6 million.
Net cash used in operating activities of $38.3 million for the three months ended July 31, 2022 was due to our net loss of $71.9 million adjusted for non-cash charges for stock-based compensation of $56.6 million, depreciation and amortization of $1.5 million, and non-cash operating lease cost of $1.9 million. The $26.4 million cash outflow related to changes in operating assets and liabilities was primarily attributable to a decrease in accounts payable of $21.3 million, a decrease to deferred revenue of $5.5 million inclusive of an increase in related party balances of $0.1 million, a decrease in lease liabilities of $1.0 million, a decrease in other liabilities of $1.1 million, a decrease in lease liabilities of $1.0 million, and an increase in accounts receivable of $0.9 million inclusive of an increase in related party balances of $2.2 million. This was partially offset by cash inflows related to a decrease in prepaid expenses, other current assets and other assets of $2.9 million, and an increase to accrued compensation and employee benefits of $0.5 million.
Investing Activities. Net cash used in investing activities of $84.8 million for the three months ended July 31, 2023 was primarily attributable to purchases of investments of $322.5 million and capital expenditures of $12.8 million mainly related to the leasehold improvements associated with the new leased space, partially offset by maturities and sales of investments of $250.6 million.
Net cash used in investing activities of $80.5 million for the three months ended July 31, 2022 was primarily attributable to purchases of investments of $226.4 million and capital expenditures of $16.5 million mainly related to the leasehold improvements associated with the new leased space, offset by the maturities and sales of investments of $162.4 million.
Financing Activities. Net cash provided by financing activities of $2.5 million during the three months ended July 31, 2023 was due to $9.6 million of proceeds from the exercise of stock options for Class A common stock, offset by $7.1 million of taxes paid related to net share settlement of equity awards.
Net cash provided by financing activities of $1.1 million during the three months ended July 31, 2022 was due to $1.1 million of proceeds from the exercise of stock options for Class A common stock.

Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancellable purchase commitments related to third-party cloud hosting services.
For additional information, refer to Note 6. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as already disclosed in Note 6. Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there has been no other material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended April 30, 2023. See our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was filed with the SEC on June 22, 2023, for additional information regarding our contractual obligations.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was filed with the SEC on June 22, 2023.
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
Interest Rate Risk
As of July 31, 2023, we had cash, cash equivalents, and investments of $809.6 million. As of April 30, 2023, we had cash, cash equivalents, and investments of $812.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of July 31, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the three months ended July 31, 2023 and 2022, approximately 5% and 9%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $64.4 million and $71.9 million for the three months ended July 31, 2023 and 2022, respectively. As a result, we had an accumulated deficit of $874.6 million as of July 31, 2023. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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

We have limited experience with respect to determining the optimal prices for subscriptions for our C3 AI Software. In the past, we have been able to increase our prices for our C3 AI Software, but we may choose not to introduce or be unsuccessful in implementing future price increases or changes in our pricing models. In the second quarter of fiscal year 2023, we announced a change to our go-to-market strategy. This change includes a way for new customers to utilize our products at a smaller initial contract size and pay for services based on their monthly consumption of vCPU hours, rather than payment pursuant to a purely subscription-based payment option. Unlike customers utilizing our subscription-based option, in which revenue is recognized ratably over the term of the subscription, for customers utilizing our new consumption-based payment option, we will recognize revenue on consumption. Because such customers will have flexibility in the timing of their consumption, we do not have the same visibility into the timing of revenue recognition for such customers that we have with our subscription-based customers. There is a risk that customers using the consumption-based option will consume our platform more slowly than we expect, and our actual results may differ from our forecasts. This risk may increase as more customers move to the consumption-based model. Further, investors and securities analysts may not understand how our consumption-based option differs from our subscription-based option, or the intersection of our consumption-based option and our subscription-based option. If our results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class actions.
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
•the length of sales cycles and seasonal purchasing or consumption patterns of our customers;
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
•health epidemics or pandemics, such as the COVID-19 pandemic;
•the impact of any applicable changes in accounting standards or management assumptions, estimates or judgments on complex accounting matters;
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

Macroeconomic uncertainties have had, and could continue to have, an adverse impact on our business, our operations, and the markets and communities in which we, our partners, and users operate.
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation, interest rate fluctuations, or the existence of pandemics (such as COVID-19 pandemic), bank failures and monetary supply shifts, as well as recession risks, which may continue for an extended period and which could result in our customer prospects and our existing customers experiencing slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Software, lengthening of sales cycles, loss of customers, and difficulties in collections. Our vendors and suppliers may experience, or may continue to experience, disruptions in their supply chains, which may result in service interruptions or additional operating expenses, and may increase the price at which our vendors and suppliers are willing to sell their products to us.
To the extent macroeconomic uncertainties continue to adversely affect our business, financial condition, and results of operations, many of the other risks described in this “Risk Factors” section could be exacerbated, including but not limited to, those related to our ability to increase sales to existing and new customers, develop and deploy new offerings and applications and maintain effective marketing and sales capabilities.
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, Process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, protected health information, and financial data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information and the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives and employees who are California residents, and imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and honoring requests of such individuals to exercise certain privacy rights related to their personal data. The CCPA provides for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA. Other states, such as Virginia, Colorado, Connecticut and Utah, have enacted comprehensive data privacy laws and similar laws are being considered in several other states and at the federal level and local levels, reflecting a trend toward more stringent privacy legislation in the United States, which could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. European and other data protection laws, including the GDPR and UK GDPR also restrict the ability of companies to transfer personal data to the United States and other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-US Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. It is unclear how data transfers from countries such as the EEA and UK to the United States will be regulated in the long term, which measures must be put in place for onward transfers, and whether or not the EU-US Data Privacy Framework will provide a long-term solution to managing flows of personal data between the EEA and United States.
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
Our use of artificial intelligence, or AI, and machine learning, or ML, technologies (collectively, “AI/ML technologies”) may also subject us to certain privacy obligations. There is increasing U.S. and foreign activity in the regulation of AI and other similar uses of technology. In Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. In the United States, several states and localities have enacted measures related to the use of AI and ML in products and services. We may have to change our business practices to comply with such obligations. For example, our employees and personnel use generative AI technologies to perform their work. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We also use AI and ML technologies in our products and services. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. Depending on how these AI laws and regulations are interpreted, we may have to make changes to our business practices and products, including our C3 AI Software, to comply with such obligations. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us retrain our AI/ML, or prevent or limit our use of AI/ML. Additionally, various privacy laws and other obligations require us to obtain certain consents to process personal data and our inability or failure to do so could result in adverse consequences.
Obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our information technologies, systems, and practices, including our C3 AI Software, possibly limiting our ability to develop new applications and features, and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product; expenditure of time and resources to defend any claim or inquiry; adverse publicity; revision or restructuring of our operations; or reduced demand for our C3 AI Software. Governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate cybersecurity and the use, transfer, and other processing of non-personal information (for example, under the European Union’s Data Act), an area which has typically been the subject of very limited or no specific regulation. This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the risks and considerations may apply equally to our processing of both personal and non-personal information.

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
Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing), online and offline fraud and other malicious internet-based activity are prevalent in our industry and our customers’ industries and such attacks continue to increase. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory and other cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, nation-state-supported actors, and “hacktivists,” are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our product) or the third-party information technology systems that support us and our services. Remote work has also become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own supply chain. For example, we have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems or those of subcontractors Processing customer or partner data on our behalf. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations.

While we and a number of our vendors and business partners have implemented security measures and designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, and ensure the security, privacy, integrity, confidentiality, availability, and authenticity of our information technology networks and systems, processing and information, but we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, or those of our vendors and business partners, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our C3 AI Software, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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
In addition to experiencing a security incident, we may experience negative consequences from our use of AI/ML within our company and in our products and services. Sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended July 31, 2023 and 2022, 5% and 9% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended July 31, 2023 and 2022, 5% and 5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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
One of our U.S. government contracts requires our employees to maintain security clearances, and also requires us to comply with the U.S Department of Defense, or DoD, security rules and regulations. The DoD has strict security clearance requirements for personnel who perform work in support of classified programs. In general, access to classified information, technology, facilities, or programs are subject to additional contract oversight and potential liability. In the event of a security incident involving classified information, technology, facilities, or programs, or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then a customer requiring classified work could terminate an existing contract or decide not to renew the contract upon its expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and our existing contract (and any future contracts we may subsequently obtain) requiring a facility security clearance could be terminated.
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
Issues raised by the use of AI (including ML) in our C3 AI Platform may result in reputational harm or liability or otherwise adversely affect our business, financial condition and results of operations.
AI is enabled by or integrated into some of the C3 AI Platform, including the C3 Generative AI Product, and is a significant and growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, or reflect unwanted forms of bias. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues, and the enablement or integration of AI into our platforms may subject us to new or heightened legal, regulatory, ethical, or other challenges.
In addition, the regulatory framework for AI and ML technology is evolving and remains uncertain. It is possible that new laws and regulations will be adopted in the United States and other jurisdictions, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our C3 AI Platform and the way in which we use AI and ML. Potential government regulation in the space of AI ethics may also increase the burden and cost of research and development in this area. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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
We have Customer-Entities in more than 15 countries, and 15% of our revenue for the three months ended July 31, 2023 was generated from customers outside of North America. As of July 31, 2023, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
•pandemics, like the COVID-19 pandemic, or epidemics that could result in decreased economic activity in certain markets, decreased use of our C3 AI Software, or in our decreased ability to import, export, or sell our C3 AI Software to existing or new customers in international markets;
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
As of July 31, 2023, we have 16 issued patents in the United States, 12 issued counterpart patents in a number of international jurisdictions, over 40 patent applications pending in the United States, and 70 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2039. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Software. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of July 31, 2023, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 21.6% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 55.5% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
In addition, as of July 31, 2023, there were 25,871,471 shares of Class A common stock subject to outstanding options under our Amended and Restated 2012 Equity Incentive Plan and 28,483,529 shares of Class A common stock subject to equity awards outstanding under our 2020 Equity Incentive Plan. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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
Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event (many of which are becoming more acute and frequent as a result of global climate change), power loss, telecommunications failure, software or hardware malfunctions, pandemics (such as the COVID-19 pandemic), political unrest, geopolitical instability, cyberattack, war, or terrorist attack, could result in lengthy interruptions in our service. In particular, our U.S. headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our C3 AI Software to our customers would be impaired, or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Unregistered Sales of Equity Securities
None.
Issuer Purchase of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended July 31, 2023.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
May 1 - May 31, 2023	—	$—	—	$85,000
June 1 - June 30, 2023	—	—	—	$—
July 1 - July 31, 2023	1,687	4.64	—	$—
Total	1,687	$4.64	—
(1)     Includes shares of unvested Class A common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.
(2)     In December 2021, our board of directors approved a stock repurchase program for the repurchase of up to $100.0 million of outstanding shares of Class A common stock over the course of 18 months. See Note 7. Stockholders’ Equity for further information. Under the program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We did not repurchase any shares under this program in the three months ended July 31, 2023. The stock repurchase program expired in June 2023.

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
C3.ai, Inc.

Date: September 6, 2023	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: September 6, 2023	By:	/s/ Juho Parkkinen
Juho Parkkinen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)