Form 10-Q
period 2023-10-31
C3.ai, Inc.
filed 2023-12-07
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of November 30, 2023, the registrant had outstanding 116,365,205 shares of Class A common stock and 3,499,992 shares of Class B common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including statements relating to the portion of our remaining performance obligations that we expect to be recognized as revenue in future periods;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our C3 AI Software, which includes our C3 AI Platform, C3 AI Applications and C3 Generative AI Product Suite;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
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
Where You Can Find More Information
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://ir.c3.ai), our filings with the Securities and Exchange Commission, or SEC, our website, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.
We may also use our X (formerly Twitter) (@C3_AI), and LinkedIn @C3-AI-Enterprise-AI) accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our SEC, our website, webcasts, press releases, and conference calls. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

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
Risks Related to Our Business and Our Industry
•We have a history of losses, we anticipate our operating expenses will continue to increase in the future, and we may not be able to achieve or maintain profitability in the future.
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
Risks Related to Taxes
•We may have exposure to greater than anticipated tax liabilities, which could harm our business.
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
•Our use of third-party open-source software could negatively affect our ability to offer and sell subscriptions to our C3 AI Software and subject us to possible litigation.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	October 31, 2023	April 30, 2023
Assets
Current assets
Cash and cash equivalents	$149,009	$284,829
Marketable securities	613,260	446,155
Accounts receivable, net of allowance of $359 and $359 as of October 31, 2023 and April 30, 2023, respectively(1)	143,153	134,586
Prepaid expenses and other current assets(2)	25,662	23,309
Total current assets	931,084	888,879
Property and equipment, net	92,651	84,578
Goodwill	625	625
Long-term marketable securities	—	81,418
Other assets, non-current(3)	46,754	47,528
Total assets	$1,071,114	$1,103,028
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$25,740	$24,610
Accrued compensation and employee benefits	37,648	46,513
Deferred revenue, current(5)	40,486	47,846
Accrued and other current liabilities(6)	10,280	17,070
Total current liabilities	114,154	136,039
Deferred revenue, non-current	68	4
Other long-term liabilities	45,616	37,320
Total liabilities	159,838	173,363
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock	116	110
Class B common stock	3	3
Additional paid-in capital	1,856,307	1,740,174
Accumulated other comprehensive loss	(775)	(385)
Accumulated deficit	(944,375)	(810,237)
Total stockholders’ equity	911,276	929,665
Total liabilities and stockholders’ equity	$1,071,114	$1,103,028
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

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Revenue
Subscription(1)	$66,449	$59,508	$127,801	$116,534
Professional services(2)	6,780	2,900	17,790	11,182
Total revenue	73,229	62,408	145,591	127,716
Cost of revenue
Subscription	30,937	19,165	61,371	33,257
Professional services	1,179	1,587	2,558	5,901
Total cost of revenue	32,116	20,752	63,929	39,158
Gross profit	41,113	41,656	81,662	88,558
Operating expenses
Sales and marketing(3)	49,895	44,936	93,780	87,923
Research and development	50,399	50,051	101,267	105,928
General and administrative	20,215	18,635	40,104	39,882
Total operating expenses	120,509	113,622	235,151	233,733
Loss from operations	(79,396)	(71,966)	(153,489)	(145,175)
Interest income	10,480	4,224	20,602	6,762
Other (expense) income, net	(638)	(945)	(877)	(1,966)
Loss before provision for income taxes	(69,554)	(68,687)	(133,764)	(140,379)
Provision for income taxes	226	163	374	342
Net loss	$(69,780)	$(68,850)	$(134,138)	$(140,721)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.59)	$(0.63)	$(1.15)	$(1.30)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	118,656	108,876	117,125	107,885
(1)    Including related party revenue of $10,581 and $35,568 for the six months ended October 31, 2023 and 2022, respectively, and $19,238 for the three months ended October 31, 2022.
(2)    Including related party revenue of $5,804 and $150 for the six months ended October 31, 2023 and 2022, respectively, and $21 for the three months ended October 31, 2022.
(3)    Including related party sales and marketing expense of $810 and $7,031 for the six months ended October 31, 2023 and 2022, respectively, and $3,531 for the three months ended October 31, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(69,780)	$(68,850)	$(134,138)	$(140,721)
Other comprehensive loss
Unrealized loss on available-for-sale marketable securities, net of tax	(17)	(457)	(390)	(657)
Comprehensive loss	$(69,797)	$(69,307)	$(134,528)	$(141,378)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended October 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	117,925	$117	$1,807,678	$(758)	$(874,595)	$932,442
Issuance of Class A common stock upon exercise of stock options, net of repurchases	165	—	537	—	—	537
Vesting of early exercised Class A common stock options	—	—	144	—	—	144
Shares withheld related to net share settlement of equity awards	(81)	—	(2,647)	—	—	(2,647)
Vesting of restricted stock units	1,215	1	—	—	—	1
Issuance of Class A common stock under employee stock purchase plan	429	1	5,054	—	—	5,055
Stock-based compensation expense	—	—	45,541	—	—	45,541
Other comprehensive loss	—	—	—	(17)	—	(17)
Net loss	—	—	—		(69,780)	(69,780)
Balance as of October 31, 2023	119,653	$119	$1,856,307	$(775)	$(944,375)	$911,276

	Six Months Ended October 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	113,943	$113	$1,740,174	$(385)	$(810,237)	$929,665
Issuance of Class A common stock upon exercise of stock options, net of repurchases	2,251	2	10,108	—	—	10,110
Vesting of early exercised Class A common stock options	—	—	294	—	—	294
Shares withheld related to net share settlement of equity awards	(253)	—	(9,765)	—	—	(9,765)
Vesting of restricted stock units	3,283	3	21,466	—	—	21,469
Issuance of Class A common stock under employee stock purchase plan	429	1	5,054	—	—	5,055
Stock-based compensation expense	—	—	88,976	—	—	88,976
Other comprehensive loss	—	—	—	(390)	—	(390)
Net loss	—	—	—	—	(134,138)	(134,138)
Balance as of October 31, 2023	119,653	$119	$1,856,307	$(775)	$(944,375)	$911,276

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	108,344	$108	$1,594,487	$(2,348)	$(613,269)	$978,978
Issuance of Class A common stock upon exercise of stock options, net of repurchases	289	—	697	—	—	697
Vesting of early exercised Class A common stock options	—	—	219	—	—	219
Tax withholding related to net share settlement of equity awards	(221)	—	(3,375)	—	—	(3,375)
Vesting of restricted stock units	1,689	2	—	—	—	2
Stock-based compensation expense	—	—	45,952	—	—	45,952
Other comprehensive loss	—	—	—	(457)	—	(457)
Net loss	—	—	—	—	(68,850)	(68,850)
Balance as of October 31, 2022	110,101	$110	$1,637,980	$(2,805)	$(682,119)	$953,166

	Six Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2022	106,225	$106	$1,532,917	$(2,148)	$(541,398)	$989,477
Issuance of Class A common stock upon exercise of stock options, net of repurchases	568	1	1,799	—	—	$1,800
Vesting of early exercised Class A common stock options	—	—	551	—	—	$551
Tax withholding related to net share settlement of equity awards	(221)	—	(3,375)	—	—	$(3,375)
Vesting of restricted stock units	3,529	3	13,669	—	—	$13,672
Stock-based compensation expense	—	—	92,419	—	—	$92,419
Other comprehensive loss	—	—	—	(657)	—	$(657)
Net loss	—	—	—		(140,721)	$(140,721)
Balance as of October 31, 2022	110,101	$110	$1,637,980	$(2,805)	$(682,119)	$953,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(134,138)	$(140,721)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,220	2,413
Non-cash operating lease cost	454	1,101
Stock-based compensation expense	104,049	112,643
Accretion of discounts on marketable securities	(8,755)	(582)
Other	—	186
Changes in operating assets and liabilities
Accounts receivable(1)	(8,567)	(14,668)
Prepaid expenses, other current assets and other assets(2)	(665)	(3,204)
Accounts payable(3)	(2,918)	(28,197)
Accrued compensation and employee benefits	(2,551)	(1,050)
Operating lease liabilities	7,804	650
Other liabilities(4)	1,709	(882)
Deferred revenue(5)	(7,296)	(18,534)
Net cash used in operating activities	(44,654)	(90,845)
Cash flows from investing activities:
Purchases of property and equipment	(16,631)	(39,978)
Capitalized software development costs	(2,750)	(1,000)
Purchases of marketable securities	(489,871)	(384,024)
Maturities and sales of marketable securities	412,554	455,534
Net cash (used in) provided by investing activities	(96,698)	30,532
Cash flows from financing activities:
Proceeds from issuance of Class A common stock under employee stock purchase plan	5,055	—
Proceeds from exercise of Class A common stock options	10,163	1,782
Taxes paid related to net share settlement of equity awards	(9,686)	(3,375)
Net cash provided by (used in) financing activities	5,532	(1,593)
Net decrease in cash, cash equivalents and restricted cash	(135,820)	(61,906)
Cash, cash equivalents and restricted cash at beginning of period	297,395	352,519
Cash, cash equivalents and restricted cash at end of period	$161,575	$290,613
Cash and cash equivalents	$149,009	$277,622
Restricted cash included in other assets, non-current	12,566	12,566
Restricted cash included in prepaid expenses and other current assets	—	425
Total cash, cash equivalents and restricted cash	$161,575	$290,613
Supplemental disclosure of cash flow information—cash paid for income taxes	$281	$136
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$7,293	$18,361
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$778	$—
Unpaid liabilities related to intangible purchases	$—	$1,500
Vesting of early exercised stock options	$294	$561
(1)Including changes in related party balances of $12,444 and $18,023 for the six months ended October 31, 2023 and 2022, respectively.
(2)Including changes in related party balances of $(810) and $(2,431) for the six months ended October 31, 2023 and 2022, respectively.
(3)Including changes in related party balances of $248 and $(16,396) for the six months ended October 31, 2023 and 2022, respectively.
(4)Including changes in related party balances of $(2,448) and $(2,510) for the six months ended October 31, 2023 and 2022, respectively.
(5)Including changes in related party balances of $(46) and $255 for the six months ended October 31, 2023 and 2022, respectively.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2023 and the results of operations for the three and six months ended October 31, 2023. The results of operations for the three and six months ended October 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was filed with the SEC on June 22, 2023. There have been no significant changes to these policies during the three and six months ended October 31, 2023.
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
North America (1)	$61,179	$47,916	$122,891	$99,854
Europe, the Middle East and Africa (1)	10,607	11,889	20,165	22,592
Asia Pacific (1)	1,100	2,435	1,925	4,802
Rest of World (1)	343	168	610	468
Total revenue	$73,229	$62,408	$145,591	$127,716
__________________
(1)The United States comprised 83% and 77% of the Company’s revenue for the three months ended October 31, 2023 and 2022, respectively, and 84% and 78% of the Company’s revenue for the six months ended October 31, 2023 and 2022, respectively. No other country comprised 10% or greater of the Company’s revenue for the three and six months ended October 31, 2023 or 2022.
Deferred Revenue
As of October 31, 2023 and April 30, 2023, the Company's deferred revenue balances were $40.6 million and $47.9 million, respectively. Revenue of $40.7 million and $39.5 million was recognized during the six months ended October 31, 2023 and 2022, respectively, that was included in the deferred revenue balances as of April 30, 2023 and 2022, respectively.
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
Revenue expected to be recognized from remaining performance obligations was approximately $303.6 million as of October 31, 2023, of which $170.2 million is expected to be recognized over the next 12 months and the remainder thereafter.
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. Two separate Customer-Entities accounted for 25% and 13%, respectively, of revenue for the three months ended October 31, 2023. One Customer-Entity accounted for 32% of revenue for the three months ended October 31, 2022. Two separate Customer-Entities accounted for 29% and 13%, respectively, of revenue for the six months ended October 31, 2023. One Customer-Entity accounted for 29% of revenue for the six months ended October 31, 2022. Two separate Customer-Entities accounted for 15% and 11%, respectively, of accounts receivable at October 31, 2023. Two separate Customer-Entities accounted for 20% and 18%, respectively, of accounts receivable at April 30, 2023.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts receivable by considering various factors, including the age of each outstanding invoice, customer type, the collection history of each customer, historical write-off experience, current and near-term macroeconomic conditions and uncertainties. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. Accounts receivable included unbilled receivables as of October 31, 2023 and April 30, 2023 of $104.8 million and $77.6 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of October 31, 2023				As of April 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$104,258	$—	$—	$104,258	$75,293	$—	$—	$75,293
U.S. treasury securities	—	1,989	—	1,989	—	—	—	—
Certificates of deposit	—	—	—	—	—	2,000	—	2,000
Commercial paper	—	21,810	—	21,810	—	112,851	—	112,851
Available-for-sale marketable securities:
U.S. treasury securities	—	4,921	—	4,921	—	27,397	—	27,397
Certificates of deposit	—	69,547	—	69,547	—	61,025	—	61,025
U.S. government agencies securities	—	58,564	—	58,564	—	75,674	—	75,674
Yankee bonds	—	2,239	—	2,239	—	—	—	—
Commercial paper	—	228,509	—	228,509	—	184,230	—	184,230
Corporate debt securities	—	249,480	—	249,480	—	179,247	—	179,247
Total cash equivalents and available-for-sale marketable securities	$104,258	$637,059	$—	$741,317	$75,293	$642,424	$—	$717,717
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of October 31, 2023				As of April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$104,258	$—	$—	$104,258	$75,293	$—	$—	$75,293
U.S. treasury securities	1,989	—	—	1,989	—	—	—	—
Certificates of deposit	—	—	—	—	2,000	—	—	2,000
Commercial paper	21,810	—	—	21,810	112,851	—	—	112,851
Available-for-sale marketable securities:
U.S. treasury securities	4,921	—	—	4,921	27,445	1	(49)	27,397
Certificates of deposit	69,547	—	—	69,547	61,025	—	—	61,025
U.S. government agencies securities	58,655	6	(97)	58,564	75,650	111	(87)	75,674
Yankee bonds	2,240	—	(1)	2,239	—	—	—	—
Commercial paper	228,509	—	—	228,509	184,230	—	—	184,230
Corporate debt securities	250,163	19	(702)	249,480	179,608	115	(476)	179,247
Total cash equivalents and available-for-sale marketable securities	$742,092	$25	$(800)	$741,317	$718,102	$227	$(612)	$717,717
The Company considers all of its marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the Condensed Consolidated Balance Sheet as of October 31, 2023.
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of October 31, 2023		As of April 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$554,192	$553,503	$446,629	$446,155
After one year through five years	59,843	59,757	81,329	81,418
Total	$614,035	$613,260	$527,958	$527,573

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of October 31, 2023 (in thousands):

	As of October 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$4,921	$—	$—	$—	$4,921
U.S. government agencies securities	(97)	52,548	—	—	(97)	52,548
Yankee bonds	(1)	2,239	—	—	(1)	2,239
Commercial paper	—	2,497	—	—	—	2,497
Corporate debt securities	(665)	212,261	(37)	7,913	(702)	220,174
Total	$(763)	$274,466	$(37)	$7,913	$(800)	$282,379
As of October 31, 2023, the Company had 216 marketable securities in an unrealized loss position. As of April 30, 2023, the Company had 119 marketable securities that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the marketable securities until maturity, there were no other-than-temporary impairments for these marketable securities at October 31, 2023.
5. Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at October 31, 2023 and April 30, 2023 (in thousands):

	Useful Life	As of October 31,	As of April 30,
	(in months)	2023	2023
Leasehold improvements	*	$71,476	$66,522
Computer equipment	36	5,479	4,901
Office furniture and equipment	60	14,453	14,343
Capital in progress	NA	11,185	3,140
Property and equipment, gross		102,593	88,906
Less: accumulated depreciation and amortization		(9,942)	(4,328)
Property and equipment, net		$92,651	$84,578
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Capital in progress primarily consisted of costs related to various leasehold improvements in connection with leased space that has not yet been placed into service.
Depreciation and amortization expense related to property and equipment was $2.8 million and $0.7 million for the three months ended October 31, 2023 and 2022, respectively, and $5.6 million and $1.9 million for the six months ended October 31, 2023 and 2022, respectively.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at October 31, 2023 and April 30, 2023 (in thousands):

	As of October 31,	As of April 30,
	2023	2023
Accrued stock-settled bonus	$25,594	$32,414
Accrued bonus	315	186
Accrued vacation	4,494	4,602
Accrued payroll taxes and benefits	2,958	3,975
Accrued commissions	1,909	2,889
Accrued salaries	150	206
ESPP contributions	1,603	1,339
Other	625	902
Accrued compensation and employee benefits	$37,648	$46,513
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at October 31, 2023 and April 30, 2023 (in thousands):

	As of October 31,	As of April 30,
	2023	2023
Liability for common stock exercised prior to vesting	$497	$799
Accrued general expenses	3,946	5,541
Operating lease liabilities, current	2,638	2,339
Accrued professional services	1,581	2,889
Commissions payable to a related party	—	2,448
Other	1,618	3,054
Accrued and other current liabilities	$10,280	$17,070
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
The Company entered into a non-cancellable arrangement with a cloud services provider in July 2022. Under the arrangement, the Company committed to spend an aggregate of at least $100.0 million for a period of three years beginning July 2022, on services with this vendor. The Company has incurred costs totaling $8.6 million and $1.3 million during the three months ended October 31, 2023 and 2022, respectively, and $15.8 million and $1.6 million during the six months ended October 31, 2023 and 2022, respectively, under the arrangement.
The Company entered into a non-cancellable arrangement with a professional services provider in October 2023. Under the arrangement, the Company committed to purchase an aggregate of $15.0 million of professional services for a period of 18 months beginning October 2023. The Company has not incurred any costs for during the three months ended October 31, 2023 under the arrangement.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of October 31, 2023 and April 30, 2023, the total potential remaining contributions are $31.6 million and $31.6 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
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
Legal Proceedings
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint names as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleges that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleges that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, interest, fees and costs. All defendants have now moved to dismiss Plaintiffs’ amended complaint on May 1, 2023. On June 30, 2023, Plaintiffs voluntarily dismissed the underwriter defendants. The remaining motions to dismiss are scheduled to be heard on January 11, 2024.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three putative shareholder derivative actions have been filed: (1) Suri v. Siebel et al. (22-cv-03031) filed on May 23, 2022 in the U.S. District Court for the Northern District of California; (2) Rabasca v. Siebel et al. (23-cv-1566) filed on April 3, 2023 in the U.S. District Court for the Northern District of California; and (3) Vo v. Siebel et al. (23-cv-428) filed on April 19, 2023 in the U.S. District Court for the District of Delaware. In these cases, the plaintiffs assert claims on the Company’s behalf against certain of the Company’s current and former officers and directors for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, gross mismanagement, corporate waste, abuse of control, unjust enrichment, and violations of the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. In all three cases, the Company is named as a nominal defendant. The derivative complaints seek unspecified damages, disgorgement of profits from board member stock sales, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, Suri was stayed pending resolution of the Reckstin case. On August 3, 2023, Vo was transferred to the U.S. District Court for the Northern District of California (3:23-cv-03895), and on August 30, 2023 the Vo action was stayed on the same terms as the Suri action. On December 4, 2023, the parties in Rabasca filed a stipulation to consolidate the Rabasca action with the Suri action, and to stay the Rabasca action on the same terms as the Suri action. The Company has not yet been required to answer the Complaints in Suri, Rabasca, and Vo.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of October 31, 2023, there were no shares of Preferred Stock issued or outstanding.
Common Stock
The Company has authorized 1,000,000,000 shares of Class A common stock and 3,500,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 50 votes. Class A and Class B common stock have a par value of $0.001 per share and are referred to as common stock throughout the notes to the unaudited condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Incentive Plan”), certain optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding shares of common stock upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. There have been no net proceeds from the early exercise of such options during the three and six months ended October 31, 2023 and 2022. The liability is reclassified into equity on a ratable basis as the stock options vest. Unvested Class A common stock of 86,670 and 148,239 shares as of October 31, 2023 and April 30, 2023, respectively, were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 8. Stock-Based Compensation for more information.
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
In March 2022, the Company repurchased and immediately retired 0.7 million shares of its Class A common stock for an aggregate amount of $15.0 million. The Company had not repurchased any shares of its Class A common stock under this program during the fiscal year 2024. The stock repurchase program expired in June 2023.
8.    Stock-Based Compensation
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other equity awards.
On August 15, 2023 and August 21, 2023, respectively, the Company’s compensation committee and our board of directors adopted, and on October 4, 2023, its stockholders approved, the amendment of the 2020 Incentive Plan to increase the maximum number of shares of Class A common stock that may be automatically added to the share reserve of the 2020 Incentive Plan on May 1 of each year from May 1, 2024 until (and including) May 1, 2030 pursuant to the “evergreen” provision of the 2020 Incentive Plan from five percent (5%) to seven percent (7%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30 of the immediately preceding fiscal year. Prior to the adoption and approval of such amendment, there was an automatic annual increase on May 1, 2023 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to five percent (5%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding as of April 30, 2023.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s option activity during the six months ended October 31, 2023 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2023	34,696	$12.75	6.45	$175,907
Options granted	166	24.11
Options exercised	(2,251)	35.24
Options cancelled	(696)	11.47
Balance as of October 31, 2023	31,915	$13.42	6.09	$350,422
Vested and exercisable as of October 31, 2023	22,379	$10.01	5.65	$322,040
Vested and expected to vest as of October 31, 2023(1)	32,001	$13.42	6.09	$351,373
__________________
(1)     The number of options vested and expected to vest as of October 31, 2023 includes early exercised, unvested Class A common stock. Refer to Note 7. Stockholders’ Equity for more information.

As of October 31, 2023, there was $90.0 million of unrecognized compensation cost related to stock options which is expected to be recognized over an estimated weighted-average period of 2.5 years.
The grant-date fair value of the options issued for the six months ended October 31, 2023 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Six Months Ended October 31,
	2023	2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	62.3%	46.4%
Expected term (years)	6.5	6.5
Risk-free interest rate	4.7%	3.8%
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
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the six months ended October 31, 2023, the Company recorded stock-based compensation expense of $2.7 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.
A summary of the Company’s RSU activity during the six months ended October 31, 2023 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2023	21,146	$21.32
RSUs granted	6,017	35.15
RSUs vested	(3,285)	25.92
RSUs forfeited	(1,418)	23.74
Unvested Balance as of October 31, 2023	22,460	$24.59
As of October 31, 2023, there was $508.9 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 4.1 years.
In June 2023 and 2022, the Compensation Committee approved the payment of fiscal year 2023 and 2022 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 532,842 and 811,790 shares of Class A common stock pursuant to this program in the six months ended October 31, 2023 and 2022, respectively.
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
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

Six Months Ended October 31,
	2023	2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	64.0 - 70.1%	47.8 - 61.4%
Expected term (years)	0.5 - 2.0	0.4 - 1.9
Risk-free interest rate	5.0 - 5.5%	4.3 - 4.5%
During the six months ended October 31, 2023 and 2022, the Company recognized $3.1 million and $0.3 million, respectively, of stock-based compensation expense related to 2020 ESPP. As of October 31, 2023, there was $5.0 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Cost of subscription	$8,514	$5,486	$16,570	$9,758
Cost of professional services	479	479	939	1,550
Sales and marketing	18,226	19,080	35,005	35,859
Research and development	16,685	23,905	33,718	49,122
General and administrative	9,265	7,063	17,817	16,354
Total stock-based compensation expense	$53,169	$56,013	$104,049	$112,643
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the six months ended October 31, 2023, the Company recognized $15.1 million of stock-based compensation expense associated with these programs. As of October 31, 2023, $25.6 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets. Upon settlement, this amount will be reflected under additional paid-in capital in the condensed consolidated statements of stockholders’ equity.
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
The Company recorded income tax expense of $0.2 million and $0.2 million for the three months ended October 31, 2023 and 2022, respectively, and $0.4 million and $0.3 million for the six months ended October 31, 2023 and 2022, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
10.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three and six months ended October 31, 2023 and 2022. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(69,780)	$(68,850)	$(134,138)	$(140,721)
Denominator
Basic and diluted weighted-average Class A and Class B common shares outstanding	118,656	108,876	117,125	107,885
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares outstanding	$(0.59)	$(0.63)	$(1.15)	$(1.30)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	As of October 31,
	2023	2022
Stock options	32,001	36,162
RSUs	22,460	17,571
ESPP	1,223	—
11.    Related Party Transactions
Revenue Transactions with Baker Hughes Company
In June 2019, the Company entered into multiple agreements with Baker Hughes under which Baker Hughes received a three-year subscription to use the Company’s software. This arrangement was revised in June 2020 to extend the term to five years and modify the subscription fees due. Under the agreements as revised in June 2020, Baker Hughes made minimum, non-cancellable revenue commitments, inclusive of their direct subscription fees and third-party revenue generated through a joint marketing arrangement with Baker Hughes in the amount of $46.7 million in fiscal year 2020, $53.3 million in fiscal year 2021, $75.0 million in fiscal year 2022, $125.0 million in fiscal year 2023, and $150.0 million in fiscal year 2024. The Company also agreed to pay Baker Hughes a sales commission on subscriptions and services offerings it resold in excess of the minimum revenue commitments.
The Company and Baker Hughes again revised this arrangement in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in fiscal year 2023, $110.0 million in fiscal year 2024, and $125.0 million in fiscal year 2025, and to revise the structure of the arrangement to simplify the sales process for Baker Hughes. Beginning in the fiscal year ended April 30, 2023, Baker Hughes’ annual commitments were reduced by any revenue the Company generates from certain customers. Known and estimable revenue from certain customers related to the arrangement is a form of variable consideration, which was determined at contract inception and reduced the revenue recognized from the arrangement. The Company acknowledged that Baker Hughes had met its minimum annual revenue commitment for the fiscal year 2022 and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.

The Company and Baker Hughes again revised and expanded the agreements in January 2023. Pursuant to this revised arrangement, the frequency of payments due from Baker Hughes to the Company was accelerated, Baker Hughes obtained expanded reseller rights, and the Company agreed to provide additional products and services. This results in an increase of the overall transaction price of the arrangement by eliminating potential variable consideration attributable to any revenue the Company generated from certain customers. The amount of consideration to the Company may increase if Baker Hughes exceeds certain thresholds. The Company also provided Baker Hughes the option to extend the subscription term upon payment of a renewal fee. Pursuant to the January 2023 revised agreement, the transaction price of Baker Hughes arrangement is not impacted by revenue the Company recognizes from certain customers in oil and gas field.
Baker Hughes ceased to qualify as a related party of the Company as of June 30, 2023 and the amounts disclosed related to them are accordingly presented only for the periods in which they were considered a related party.
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $10.6 million and $35.6 million during the six months ended October 31, 2023 and 2022, respectively, and $19.2 million during the three months ended October 31, 2022. The Company recognized professional services revenue from Baker Hughes of $5.8 million and $0.2 million during the six months ended October 31, 2023 and 2022, respectively, and less than $0.1 million during the three months ended October 31, 2022.
The Company recognized sales and marketing expenses related to Baker Hughes of $0.8 million and $7.0 million (inclusive of amortization of $0.8 million and $2.4 million, respectively, of deferred commissions) during the six months ended October 31, 2023 and 2022, respectively. The Company recognized sales and marketing expenses related to Baker Hughes of $3.5 million (inclusive of amortization of $1.2 million of deferred commissions) during the three months ended October 31, 2022. The Company paid sales commission of nil and $16.0 million during the six months ended October 31, 2023 and 2022, respectively, related to this arrangement.
Sublease Arrangement
On February 21, 2023, the Company entered into a sublease agreement (the “Sublease”) with First Virtual Group, Inc. (the “Subtenant”), whereby the Company agreed to sublease to the Subtenant approximately 3,130 square feet of space located in Redwood City, California (the “Subleased Space”). The Company previously entered into a lease (the “Original Lease”) with DWF IV 1400-1500 Seaport Blvd, LLC dated August 25, 2021 for approximately 283,013 square feet of office space split between two office towers, including the Subleased Space. Thomas M. Siebel, Chief Executive Officer and Chairman of the Company, serves as Chairman of the Subtenant. The term of the Sublease commenced on February 1, 2023. The Sublease was automatically renewed on October 1, 2023 and will be automatically renewed for successive one year periods thereafter unless the Subtenant notifies the Company of its election to terminate the Sublease, up to the expiration date of the Original Lease. The monthly base rent for the Sublease is equal to the rate per square foot paid by the Company as stated in the Original Lease. The monthly base rent the Subtenant pays is approximately $8,608 through September 30, 2023, increasing annually thereafter. In addition to base rent, the Subtenant will be responsible for its allocated share of costs incurred and expenditures made by the Company in the operation and management of the Subleased Space.

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
We have built a family of software applications that enables our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications. Customers can deploy C3 AI solutions on major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide three primary families of software solutions, which we collectively refer to as our C3 AI Software:
•C3 AI Platform, our core technology, is a comprehensive, end-to-end application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications.
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
The Evolution of C3 AI
Like many of the world’s leading technology companies, C3 AI has changed and expanded its branding and product portfolios to achieve market leadership.
In January of 2009, we founded C3, Inc with the purpose of developing and marketing a software platform and family of software products that would enable companies to exploit the power of elastic cloud computing, big data, IoT, and predictive analytics.

When we founded C3 AI, we believed the market for elastic cloud computing, IoT, big data, and predictive analytics software was destined to be large. That proved true. However, in 2009 the market was nascent, and the specific applications and markets were unknown. In 2008, the global public cloud market was less than $20 billion;1 in 2023, it is expected to approach $500 billion.1 In 2008, there were less than 1 billion IoT devices worldwide;2 in 2023, that number is expected to exceed 55 billion.3 In 2008, AI software — as we think about it today — did not exist. This year the AI software market is expected to exceed $450 billion.4 We believe that by any standard that constitutes explosive growth.
When we consider mega-market developments like the internet, the smartphone, and AI, it is impossible to anticipate a priori exactly how these markets will develop. With the advent of the Mosaic internet browser in 1993, who could have anticipated Amazon and Google? With the founding of Apple Computer Company in 1976, who could have anticipated the iPhone? The Apple Store? Apple TV? iTunes? These mega-markets develop in unanticipated ways.
We believe that Enterprise AI is a mega-market event. As this market has developed, C3 AI has done a fine job of continually expanding its market offerings and continually expanding its market position to address the ever-expanding opportunity.
C3: 2009 - 2012
We founded C3 in January of 2009 and developed some of the core components of what is now the C3 AI Platform within the first year. You may recall there was much discussion and interest in the 2008 – 2011 timeframe about what we now consider sustainability initiatives, including clean tech, energy management, LEED certification, and cap and trade vs. carbon offsets; and as a result, we decided to focus our first use case on energy management. That proved to be a good decision.
In 2010 we released our first product, C3 Energy Management.
From 2010 – 2012, we closed several large agreements with a large global industrial company, one of the world’s largest chemical companies, two large utilities, and one of the world’s largest high-tech companies.
C3 Energy: 2013-2015
In 2012, C3 engaged McKinsey & Co. to conduct a study and make recommendations for maximizing growth including optimal company positioning and an associated pricing and product strategy. In the first two decades of the 21st century, utility companies were in the process of spending $2 trillion globally to upgrade their grid infrastructures with IoT devices, enabling the advent of the smart grid. Utilities were early adopters of IoT.
The McKinsey analysis recommended that there was a significant opportunity for C3 to expand its business by applying its energy management and energy efficiency solutions to utilities at grid scale in addition to selling to enterprises.
Adopting the McKinsey recommendations, C3 expanded its market position, rebranded as C3 Energy, and in addition to its prior solutions, C3 Energy offered a family of predictive analytics solutions — which were reliant on emerging AI techniques including machine learning, supervised learning, and unsupervised learning. Built to address the utility value chains of power generation, transmission, distribution, and consumption, these solutions optimize the operation of large and complex power grid infrastructures. The C3 Energy utility software products expanded to include C3 AMI Operations, C3 Revenue Protection, C3 Predictive Analytics, C3 Revenue Production, and C3 Reliability.
Many customers also licensed our core C3 Platform that they could use to develop their own predictive analytics application and/or to develop derivative works of the C3 Energy applications.
It was during this period that the company formed its data science division to develop and apply AI techniques to our applications including machine learning, predictive analytics, supervised learning, and unsupervised learning.
1 https://www.forrester.com/report/the-public-cloud-market-outlook-2022-to-2026/RES178311
2 https://www.statista.com/statistics/764026/number-of-iot-devices-in-use-worldwide/
3 https://www.idc.com/getdoc.jsp?containerId=US49631322
4 https://www.idc.com/getdoc.jsp?containerId=US49571222

During this period the company began to offer its products to the oil and gas industry including its AI Predictive Maintenance application for oil pumps, offshore oil rigs, LNG production facilities, etc. The company continued to offer its products for energy management and energy efficiency to utility companies based on per customer pricing and to enterprises based on expected value pricing.
This expansion into energy markets proved successful as the company booked5 approximately $83 million in contracts and recognized $63.9 million in revenue during this period.
C3 IoT: 2016 – 2018
By 2016, we were seeing significant expansion in the cloud computing market and the proliferation of IoT sensors was expanding dramatically across many industries. We were increasingly approached by manufacturing companies, financial services companies, oil and gas companies, and the U.S. Department of Defense to deploy the same types of AI applications that we had successfully deployed in enterprises and utilities including AI Predictive Maintenance, AI Fraud Detection, AI Inventory Optimization, and C3 Energy Management.
At that time, the common expression for these types of applications was “IoT,” and we appropriately rebranded the company as C3 IoT to communicate to the market that we were again expanding our market offerings from primarily one vertical market (energy) to a broadening range of markets.
In response to this increased demand, the company tailored its core applications to meet the needs of those industries. As such, in addition to the C3 Platform, we offered market-specific versions of all our applications including AI Predictive Maintenance, AI Inventory Optimization, and AI Energy Management for the utility, oil and gas, defense, and financial services industries. In addition, the company introduced the concept of 4-to-16-week product trials as part of the sales process.
This market and product line expansion again proved successful as the company booked5 approximately $203 million in contracts and recognized $120.4 million in revenue from 2016 – 2018.
C3 AI: 2019 – Present
As the market for cloud computing, big data, IoT, and predictive analytics continued to expand, the market perception of IoT — as expressed in the literature, technical conferences, the academy, and in customer expectations — changed. While IoT had previously been considered at the confluence of sensor devices and AI applications, it was clear that IoT was becoming a concept increasingly centered on the devices — the IoT sensors themselves — with the AI applications considered a separate category. As this developed, the C3 IoT brand became confusing to the market, as many customers had the impression that the company was primarily in the business of manufacturing IoT sensors and devices.
To eliminate this market confusion, we rebranded the company C3 AI, clearly communicating that we were in the computer software business.
In addition to the products and services that the company offered since its inception, C3 AI again expanded its product offerings that now include over 40 AI production applications for the utility, oil & gas, financial services, manufacturing, health, and communications industries, and U.S. defense and intelligence sectors. Across industries, we introduced a number of AI application products that serve all vertical markets including C3 AI Ex Machina to address the needs of the growing citizen data science market, C3 AI CRM, C3 AI Data Vision, C3 AI ESG, and C3 Generative AI.
Again, this market expansion proved successful, enabling C3 AI to book over $1.2 billion in additional contracts and recognize $951.1 million in revenue from 2019 – 2023.
C3 AI was well ahead of its time in predicting the scale of the opportunity in enterprise AI applications. We began when the market was nascent, and as the market has developed and expanded, we have expanded our branding and our market offerings to meet market expectations.
5 Unaudited

How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 91% and 95% of our total revenue in the three months ended October 31, 2023 and 2022, respectively, and 88% and 91% of our total revenue in the six months ended October 31, 2023 and 2022, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancellable and non-refundable.
Historically, we primarily recognized revenue from subscriptions on a ratable basis over the contract term or on a usage basis for consumption-based arrangements. In addition, customers typically pay a usage-based runtime fee for production use of our C3 AI Software for specified levels of capacity. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. In the second quarter of fiscal year 2023, we announced a new consumption-based pricing model, frequently beginning with a pilot phase which may include unlimited or limited developer access to the C3 AI Platform, one C3 AI Application and C3 AI Center of Excellence, or COE, support services. After the pilot phase ends, the customer has an option to convert to a month-to-month contract for C3 AI Software with a minimum fee and overage charges if the customer utilizes greater than a specified number of vCPU or vGPU hours in a month. Customers have the option to commit to a one-year, two-year or three-year term. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI COE which is included as part of the subscription when purchased.
We also generate revenue from professional services, which primarily include implementation services, training, and prioritized engineering services. Professional services revenue represented 9% and 5% of our total revenue for the three months ended October 31, 2023 and 2022, respectively, and 12% and 9% of our total revenue in the six months ended October 31, 2023 and 2022, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
Our total revenue was $73.2 million and $145.6 million for the three and six months ended October 31, 2023, respectively, representing a 17% and 14% increase compared to the same period last year. Our subscription revenue grew to $66.4 million and $127.8 million for the three and six months ended October 31, 2023, respectively, representing a 12% and 10% increase compared to the same periods last year.
Consumption-based Pricing transition
We believe the transition from a primarily subscription-based pricing model to a consumption-based pricing model brought us into line with industry-standard cloud software pricing standards, making it easier and less costly for new customers to initially acquire our solutions and then increase their spending if their usage and adoption increased. We anticipated and announced that this transition would have a short-to-medium term negative effect upon revenue growth and RPO as the average sales price was significantly reduced and the contracts often lacked a time-certain multiperiod commitment.
We believed the consumption-based pricing model would increase the number of customers and increase the amount of system consumption resulting in a return to increasing revenue growth, increasing customer growth, decreasing the average selling price, or ASP, and decreased RPO over time. While we are still in the process of working through the transition to the new pricing model, the preliminary results as evidenced by year-over-year growth rates appear to be proving as expected.
As shown below, revenue growth initially decreased and then increased as the consumption-based pricing model went into effect. ASP and RPO have decreased. Customer Engagement has increased.

	April 30, 2022	July 31, 2022	October 31, 2022	January 31, 2023	April 30, 2023	July 31, 2023	October 31, 2023
Total revenue (in thousands)	$72,317	$65,308	$62,408	$66,669	$72,410	$72,362	$73,229
% growth year-over-year	38%	25%	7%	(4)%	—%	11%	17%

Average selling price (in thousands)	$2,927	$1,426	$825	$1,899	$1,156	$755	$665

Customer Engagement	212	223	223	247	287	334	404
% growth year-over-year					35%	50%	81%
% growth quarter-over-quarter		5%	—%	11%	16%	16%	21%

Customer Count	223	228	236	236	244
% growth year-over-year	48%	27%	16%	8%	9%

RPO (in thousands)	$477,421	$458,209	$417,320	$403,159	$381,437	$334,560	$303,552
Go-to-Market Strategy
Our go-to-market strategy has been historically focused on large organizations recognized as leaders in their respective industries or public sectors that are attempting to solve complicated business problems by digitally transforming their operations. These large organizations, or lighthouse customers, include companies and public agencies within the oil and gas, power and utilities, aerospace and defense, industrial products, life sciences, and financial services industries, among others. This has resulted in C3 AI powering some of the largest and most complex Enterprise AI applications. These lighthouse customers serve as proof points for other potential customers in their respective industries. As a result, we have a customer base of a relatively small number of large organizations that generate high average total subscription contract value, but we expect that, over time, as more customers adopt our technology based on the proof points provided by these lighthouse customers, the revenue represented by these lighthouse customers will decrease as a percentage of total revenue. As our C3 AI Platform and much of our other C3 AI Software are industry agnostic, we also expect to expand into other industries.
In the second quarter of fiscal year 2023, we announced a change to our go-to-market strategy including a way for new customers to subscribe for our products at smaller initial contract sizes and pay for services based on their monthly consumption of vCPU and vGPU hours. Customers generally begin with a one to two-quarter-long pilot which includes the necessary resources required to deploy the C3 AI Platform and/or C3 AI Applications and receive necessary training to operate and maintain the software in production use. Following the pilot period, customers pay a monthly fee and consumption charges using vCPU and vGPU hours utilized as the metric to calculate payment.
Acquiring new customers and expanding our business with our existing customers is the purpose of our go-to-market effort and drives our growth. Making new and existing customers successful is critical to our long-term success. After we help our customers solve their initial use cases, they frequently identify incremental opportunities within their operations and expand their use of our products. The increased engagement is measured by a combination of increased vCPU/vGPU usage, increased C3 AI Software subscriptions and subscriptions to the C3 AI Platform for in-house AI application development.
The size and sophistication of our customers’ businesses demonstrate the flexibility, speed, and scale of our products, and maximize the potential value to our customers. To be a credible partner to our customers, who often are industry leaders, we deploy an experienced and highly educated team of C3 AI personnel and partners. We also complement and supplement our sales force with a number of go-to-market partners.
•Industry Partners. We have developed an alliance program to partner with recognized leaders in their respective industries, such as Baker Hughes, and Raytheon, to develop, market, and sell solutions that are natively built on or tightly integrated with the C3 AI Platform.

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
Customer Count and Product Adoption
We define a Customer-Entity as each entity that is the ultimate parent of a party contracting with us. We commonly enter into enterprise-wide agreements with Customer-Entities that include multiple operating units or divisions. Our customer composition is diverse and includes various customer segments with discrete purchasing decisions and pricing models. We offer a wide range of products and services, which results in a complex sales tapestry.
Over the course of our history, we have continued to innovate our product offerings, expand our market reach, and evolve our business model to better serve the needs and use cases of our ever-growing customers. Today, our relationships with customers take a myriad of different forms, ranging from free trials of C3 Generative AI on the AWS Marketplace, $25 licenses of C3 AI Ex Machina to individual data scientists, to enterprise-level limited time trials and pilots, to multi-million-dollar long-term enterprise-wide agreements for C3 AI Applications and/or the C3 AI Platform. The number of individual departments and divisions within our customer base using our applications and/or applications they have built on our platform continues to expand. The move to our new consumption-based pricing model, while being the right model for our business evolution, adds yet another permutation to our customer relations. While the bulk of our new business volume consists of product trials followed by consumption-based pricing, we continue to employ our historic pricing models in certain circumstances, including the expansion of existing agreements and renewals. We also have reseller relationships that sell our solutions to their end customers.
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
1.For products and services including paid trials, one-time, subscription, and professional service offerings, we count unique contacting customers by SKU that generate revenue in a given period (i.e., if a contracting customer generates revenue across four SKUs in a period, that would be counted as four Customer Engagements).
2.For products that are priced based on unique assets to which the customer is applying our solutions, we count distinct production applications by customer asset for which the product is used.

3.For resellers and federal customers, we count the number of reseller end customers and the number of federal departments utilizing our solutions.
Our best estimate of Customer Engagement was 404 and 223 as of October 31, 2023 and 2022, respectively.
Key Business Metric
Particularly as it relates to our legacy subscription-based pricing agreements, we monitor remaining performance obligations, or RPO, as a metric to help us evaluate the health of our business, identify trends affecting our growth, and formulate goals and objectives. RPO is not necessarily indicative of future revenue growth because it is not applicable to pay-as-you go consumption pricing agreements. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $303.6 million and $381.4 million as of October 31, 2023 and April 30, 2023, respectively. In fiscal year 2023, we successfully completed our transition from a subscription-based pricing model to a consumption-based pricing model for new customers. While the immediate-term effect of this transition lowers revenue growth and decreases RPO, we believe the medium- and long- term effect provides a substantial accelerator to revenue growth.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of October 31, 2023 is comprised of $40.6 million related to deferred revenue and $263.0 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2023 is comprised of $47.9 million related to deferred revenue and $333.5 million of commitments from non-cancellable contracts.
RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $40.6 million and $40.2 million as of October 31, 2023 and April 30, 2023, respectively.
As we continue our transition to a consumption-based pricing model, RPO decreases in importance a key business metric.
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
We have built a high-performance, customer-focused culture and have implemented proactive programs and processes designed to drive customer success. These include a robust customer support and success function. For example, as part of our subscription offerings, we provide our customers with the ability to establish a Center of Excellence, or COE, utilizing our experienced and specialized resources in key technical areas like application development, data integration, and data science to accelerate and ensure our customers’ success developing applications on our C3 AI Platform. We closely monitor the health and status of every customer account through multiple activities, including real-time monitoring, daily and weekly reports to management, as well as quarterly reviews with our customers.
We intend to attract new customers across multiple industries where we have limited meaningful presence today, yet represent very large market opportunities such as telecommunications, pharmaceuticals, state and local government, smart cities, transportation, and healthcare, among others.

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
C3 Generative AI
Investing in generative AI positions us as leaders in the enterprise AI space. It allows us to offer innovative solutions, improve operational efficiency for our customers, and address a broader market with our Enterprise AI applications. As the AI landscape continues to evolve, staying at the forefront of generative AI technologies is crucial for us for sustained growth and relevance in the industry.
In the first quarter of fiscal year 2024, we announced the launch of the C3 Generative AI Suite including 28 new domain-specific generative AI offerings available to address the unique needs of industries, business processes, and enterprise systems. These new offerings combined C3 AI’s deep enterprise domain and industry expertise with the latest innovations in generative AI.
In the third quarter of fiscal year 2024, we announced the AWS Marketplace listing of our no-code, self-service generative AI application in AWS Marketplace. C3 Generative AI—AWS Marketplace Edition offers a simple self-service setup that allows users to begin asking questions about their data in minutes. This new application is designed with an intuitive search and chat interface that allows users of all levels to easily and quickly find information with high precision, perform data analysis, and discover insights from documents and data.
We expect to invest heavily in generative AI to leverage these advanced technologies to enhance our existing offerings and create innovative solutions that cater to the evolving needs of the enterprise AI market.
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
Brand Awareness
We believe we are in the early stages of a large and expanding market for AI enabled digital transformation. As a result, we intend to continue to invest in brand awareness, market education, strategic paid media, and thought leadership, particularly as it relates to Generative AI. We engage the market through digital, radio, outdoor, airport, and print advertising; virtual and physical events, including our C3 Transform annual user conference; and C3 AI Live, a series of livestreamed events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, Machine Learning, or ML, and data science.

We anticipate continuing to make significant investments in marketing over the next few years. Over the long term, we expect marketing spend to decline as a percent of total revenue as we make ongoing progress establishing C3 AI’s brand and reputation and as our business scales.
Grow Our Go-to-Market and Partnership Ecosystem
In addition to the activities of our field sales organization, our success in attracting new customers will depend on our ability to expand our ecosystem of strategic partners and the number of industry verticals that they serve. Our strategic go-to-market alliances vastly extend our reach globally. Some of our most notable partners include AWS, Baker Hughes, Microsoft, and Google Cloud. Each strategic partner is a leader in its industry, with a substantial installed customer base and extensive marketing, sales, and services resources that we can leverage to engage and serve customers anywhere in the world. Using our C3 AI Platform as the development suite, we leverage our model-driven architecture to efficiently build new cross-industry and industry-specific applications based on identifying requirements across our customer base of industry leaders and through our industry partners. Our strategy with strategic partners is to establish a significant use case and prove the value of our C3 AI Platform, C3 Enterprise AI Applications, and C3 Generative AI with a flagship customer in each industry in which we participate. We have done this with our strategic vertical industry partner in oil and gas, Baker Hughes, as well as with our iconic global customers, some of whom are deploying C3 AI technology to optimize thousands of critical assets globally across their upstream, midstream, and downstream operations. We establish formal sales and marketing plans with each partner, including specific sales goals and dedicated budgets, and we work closely with these partners to identify specific target accounts. We intend to grow the business we do with each partner and to add more partners as we expand the vertical markets we serve. We also offer revenue generating pilots of our applications as part of our customer acquisition strategy.
In June 2019, we entered into a three-year arrangement with Baker Hughes as both a leading customer and as a partner in the oil and gas industry. This arrangement included a subscription to our C3 AI Platform and C3 Enterprise AI Applications, for their own operations (which we refer to below as direct subscription fees), the co-exclusive right for Baker Hughes to resell our offerings worldwide in the oil and gas industry, and the non-exclusive right to resell our offerings in other industries. Under the arrangement, Baker Hughes made minimum, non-cancellable, total revenue commitments to us of $50.0 million, $100.0 million, and $170.0 million, for each of the fiscal years ending April 30, 2020, 2021, and 2022, respectively. Baker Hughes’ revenue commitments were inclusive of their direct subscription fees of $39.5 million per year with the remainder to be generated from the resale of our solutions by the Baker Hughes sales organization. During the fiscal year ended April 30, 2020, we recognized as revenue the full value of the first year of the direct subscription agreement and the value of deals brought in by Baker Hughes through the reseller arrangement. This arrangement was revised in June 2020 to extend the term by an additional two years, for a total of five years, with an expiration date in the fiscal year ending April 30, 2024 and to modify the annual amount of Baker Hughes’ commitments to $53.3 million, $75.0 million, $125.0 million, and $150.0 million, over the fiscal years ending April 30, 2021, 2022, 2023, and 2024, respectively.
We and Baker Hughes revised this arrangement in October 2021 to extend the term by an additional year, for a total of six years, with an expiration date in the fiscal year ending April 30, 2025, to modify the amount of Baker Hughes’ annual commitments to $85.0 million in the fiscal year ending April 30, 2023, $110.0 million in the fiscal year ending April 30, 2024, and $125.0 million in the fiscal year ending April 30, 2025, and to revise the structure of the arrangement to simplify the sales process for Baker Hughes. Beginning in the fiscal year ended April 30, 2023 and until the agreements were further revised in January 2023 as described below, Baker Hughes’ annual commitments were reduced by any revenue we generated from certain customers between October 2021 and January 2023. We acknowledged that Baker Hughes had met its minimum annual revenue commitment for the fiscal year ended April 30, 2022 and recognized $16.0 million of sales commission as deferred costs during the fiscal quarter ended October 31, 2021 related to this arrangement, which will be amortized over an expected period of five years.
We and Baker Hughes further revised and further expanded this arrangement in January 2023. Pursuant to this revised arrangement, the frequency of payments due from Baker Hughes is accelerated, Baker Hughes obtained expanded reseller rights and we will provide additional products and services. This resulted in an increase of $32.5 million in the transaction price by eliminating potential variable consideration attributable to any revenue we generated from certain customers. The amount of consideration from Baker Hughes may increase if Baker Hughes exceeds certain thresholds. We also provided Baker Hughes the option to extend the subscription term upon payment of a renewal fee.

We purchase services from Baker Hughes from time to time to support our end customers in relation to our contracts with those customers. These costs are recorded as cost of subscription revenue in the condensed consolidated statement of operations.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 17% and 23% of our total revenue for the three months ended October 31, 2023 and 2022, respectively, and 16% and 22% of our total revenue for the six months ended October 31, 2023 and 2022, respectively, from international customers.
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
We will continue to evaluate the nature and extent of the impact of general macroeconomic conditions on our business. For further discussion, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of term licenses, stand-ready COE support services, trials and pilots of our applications, and software-as-a-service offerings. Sales of our term licenses grant our customers the right to use our software, either on their own cloud instances or their internal hardware infrastructures, during the contractual term. We also offer a premium service model through our COE. Sales of our software-as-a-service offerings include a right to use our software during the contract term. Our subscription contracts are generally non-cancellable and non-refundable, and we recognize revenue over the contract term on a ratable basis. In addition, customers pay a usage-based runtime fee for our C3 AI Software for specified levels of guaranteed minimum consumption. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We currently have a small number of public utility customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
Professional Services Revenue. Our professional services revenue primarily includes implementation services, training and prioritized engineering services. We offer a complete range of professional service support both onsite and remotely, including training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and are typically a fixed-fee engagement with defined deliverables and a duration of less than 12 months. In certain cases, customers seeking increased utility from their C3 AI Suite or C3 AI Application subscriptions can procure prioritized engineering services to develop and modify software features, which are typically part of our product roadmap, but on an accelerated basis.
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
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. Our gross margin has fluctuated historically and may continue to fluctuate from period to period based on a number of factors, including the timing and mix of the product offerings we sell, size or nature of customer, size of contract, industry, and the geographies into which we sell, in any given period. Our subscription gross margin may experience variability over time as we continue to invest and continue to scale our business. Our professional services gross margin may also experience variability from period to period due to the use of our own resources and third-party system integration partners in connection with the performance of our fixed price agreements.
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
We expect our sales and marketing expenses will increase in absolute dollar amounts as we continue to invest in brand awareness and programmatic spend to generate demand. We also expect to hire additional sales personnel to increase sales coverage of target industry vertical and geographic markets. Consequently, sales and marketing expense as a percent of total revenue will remain high in the near-term. As our business scales through customer expansion and market awareness, we anticipate that sales and marketing expense as a percent of total revenue will decline over time.
Research and Development. Our research and development efforts are aimed at continuing to develop and refine our C3 AI Software, including adding new features and modules, increasing functionality and speed, and enhancing the usability of our solutions. Research and development expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for our employees associated with research and development related activities. Research and development expenses also include cloud infrastructure costs related to our research and development efforts, and allocated overhead and depreciation for facilities. Research and development costs are expensed as incurred.
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
We expect our general and administrative expense to increase in absolute dollars as we continue to grow our business. We have incurred, and expect to continue to incur, additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services. We expect that general and administrative expense as a percent of total revenue will decline over the long-term as we benefit from the economies of scale of our overall business.

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
Other (Expense) Income, Net
Other (expense) income, net consists primarily of foreign currency exchange gains and losses, losses from impairment of marketable securities, and realized gains and losses on sales of available-for-sale marketable securities. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue
Subscription	$66,449	$59,508	$127,801	$116,534
Professional services	6,780	2,900	17,790	11,182
Total revenue	73,229	62,408	145,591	127,716
Cost of revenue
Subscription (1)	30,937	19,165	61,371	33,257
Professional services (1)	1,179	1,587	2,558	5,901
Total cost of revenue	32,116	20,752	63,929	39,158
Gross profit	41,113	41,656	81,662	88,558
Operating expenses
Sales and marketing (1)	49,895	44,936	93,780	87,923
Research and development (1)	50,399	50,051	101,267	105,928
General and administrative (1)	20,215	18,635	40,104	39,882
Total operating expenses	120,509	113,622	235,151	233,733
Loss from operations	(79,396)	(71,966)	(153,489)	(145,175)
Interest income	10,480	4,224	20,602	6,762
Other (expense) income, net	(638)	(945)	(877)	(1,966)
Loss before provision for income taxes	(69,554)	(68,687)	(133,764)	(140,379)
Provision for income taxes	226	163	374	342
Net loss	$(69,780)	$(68,850)	$(134,138)	$(140,721)

________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of subscription	$8,514	$5,486	$16,570	$9,758
Cost of professional services	479	479	939	1,550
Sales and marketing	18,226	19,080	35,005	35,859
Research and development	16,685	23,905	33,718	49,122
General and administrative	9,265	7,063	17,817	16,354
Total stock-based compensation expense	$53,169	$56,013	$104,049	$112,643

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

Revenue
Subscription	91%	95%	88%	91%
Professional services	9	5	12	9
Total revenue	100	100	100	100
Cost of revenue
Subscription	42	31	42	26
Professional services	2	2	2	6
Total cost of revenue	44	33	44	31
Gross profit	56	67	56	69
Operating expenses
Sales and marketing	68	72	64	69
Research and development	69	80	70	83
General and administrative	28	30	28	32
Total operating expenses	165	183	163	184
Loss from operations	(108)	(116)	(106)	(114)
Interest income	14	7	14	5
Other (expense) income, net	(1)	(2)	(1)	(2)
Loss before provision for income taxes	(95)	(111)	(93)	(109)
Provision for income taxes	—	—	—	—
Net loss	(95)%	(111)%	(93)%	(109)%

Comparison of the Three and Six Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Revenue
Subscription	$66,449	$59,508	$6,941	12%	$127,801	$116,534	$11,267	10%
Professional services	6,780	2,900	3,880	134%	17,790	11,182	6,608	59%
Total revenue	$73,229	$62,408	$10,821	17%	$145,591	$127,716	$17,875	14%
Subscription revenue accounted for 91% and 95% of our total revenue for the three months ended October 31, 2023 and 2022, respectively. Subscription revenue increased by $6.9 million, or 12%, for the three months ended October 31, 2023, compared to the same period last year. Approximately 24% and 16%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 76% and 84%, respectively, was attributable to revenue from existing customers for the three months ended October 31, 2023 and 2022, respectively.
Subscription revenue accounted for 88% and 91% of our total revenue for the six months ended October 31, 2023 and 2022, respectively. Subscription revenue increased by $11.3 million, or 10%, for the six months ended October 31, 2023, compared to the same period last year. Approximately 18% and 11%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 82% and 89%, respectively, was attributable to revenue from existing customers for the six months ended October 31, 2023 and 2022, respectively.
Professional services revenue increased by $3.9 million, or 134%, for the three months ended October 31, 2023, compared to the same period last year, predominantly due to an increase in prioritized engineering services of $4.8 million, offset by a decrease in professional services of $1.0 million as a result of a decrease in the number of service projects for C3 AI Platform and C3 AI Applications customers.
Professional services revenue increased by $6.6 million, or 59%, for the six months ended October 31, 2023, compared to the same period last year, predominantly due to an increase in prioritized engineering services of $5.6 million, and an increase in professional services of $1.0 million as a result of an increase in the number of service projects for C3 AI Platform and C3 AI Applications customers.
Cost of Revenue

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Cost of revenue
Subscription	$30,937	$19,165	$11,772	61%	$61,371	$33,257	$28,114	85%
Professional services	1,179	1,587	(408)	(26)%	2,558	5,901	(3,343)	(57)%
Total cost of revenue	$32,116	$20,752	$11,364	55%	$63,929	$39,158	$24,771	63%
The increase in cost of subscription revenue for the three months ended October 31, 2023 compared to the same period last year was primarily due to higher personnel-related costs of $8.1 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, increased cloud services costs of $1.7 million, increased third-party outsourcing costs of $0.9 million, and increased facilities costs of $0.3 million.
The increase in cost of subscription revenue for the six months ended October 31, 2023 compared to the same period last year was primarily due to higher personnel related costs of $19.4 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, increased cloud services costs of $3.9 million, increased third-party outsourcing costs of $1.5 million, and increased facilities costs of $1.1 million.

The decrease in cost of professional services revenue for the three months ended October 31, 2023 compared to the same period last year was primarily due to lower personnel related costs of $0.2 million due to a decrease in the number of service projects.
The decrease in cost of professional services revenue for the six months ended October 31, 2023 compared to the same period last year was primarily due to lower personnel related costs of $2.0 million, lower facilities costs of $0.5 million, and lower overhead costs of $0.4 million.
Gross Profit and Gross Margin

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Gross profit	$41,113	$41,656	$(543)	(1)%	$81,662	$88,558	$(6,896)	(8)%
Gross margin
Subscription	53%	68%			52%	71%
Professional services	83%	45%			86%	47%
Total gross margin	56%	67%			56%	69%
The decrease in total gross margins for the three months ended October 31, 2023 compared to the same period last year was driven by a decline in subscription margin, offset by an increase in professional service margin. The subscription margin for the three months ended October 31, 2023 decreased due to increased personnel related costs as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, compared to the same period last year. The professional service margin for the three months ended October 31, 2023 increased primarily due to the mix of professional services provided, including an increase in prioritized engineering services, which generally have higher margins, offset by lower personnel-related costs compared to the same period last year.
The decrease in total gross margins for the six months ended October 31, 2023 compared to the same period last year was driven by decline in subscription margin, offset by an increase in professional service margin. The subscription margin for the six months ended October 31, 2023 decreased due to increased personnel-related costs as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, compared to the same period last year. The professional service margin for the six months ended October 31, 2023 increased primarily due to the mix of professional services provided, and due to lower personnel-related costs, compared to the same period last year.
Operating Expenses

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Operating expenses
Sales and marketing	$49,895	$44,936	$4,959	11%	$93,780	$87,923	$5,857	7%
Research and development	50,399	50,051	348	1%	101,267	105,928	(4,661)	(4)%
General and administrative	20,215	18,635	1,580	8%	40,104	39,882	222	1%
Total operating expenses	$120,509	$113,622	$6,887	6%	$235,151	$233,733	$1,418	1%
Sales and Marketing. The increase in sales and marketing expense for the three months ended October 31, 2023 compared to the same period last year was primarily due to increased marketing costs of $2.7 million, increased personnel-related costs of $1.2 million as a result of additional headcount and overall costs to support the growth in our business, increased stock-based compensation primarily related to additional equity awards granted to current and new employees, and increased advertising spend of $0.9 million.

The increase in sales and marketing expense for the six months ended October 31, 2023 compared to the same period last year was primarily due to increased marketing costs of $5.4 million, increased overhead costs of $1.0 million, and increased personnel-related costs of $0.9 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, partially offset by lower advertising spend of $1.5 million.
Research and Development. The increase in research and development expense for the three months ended October 31, 2023 compared to the same period last year was primarily due to increased cloud services costs of $4.8 million, and changes in C3.ai DTI contributions of $2.9 million in the same period last year, partially offset by lower personnel-related costs of $7.3 million.
The decrease in research and development expense for the six months ended October 31, 2023 compared to the same period last year was primarily due to lower personnel-related costs of $12.1 million, partially offset by higher hosting costs of $6.6 million, and higher overhead costs of $0.9 million.
General and Administrative. The increase in general and administrative expense for the three months ended October 31, 2023 compared to the same period last year was primarily due to increased personnel-related costs of $2.2 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, partially offset by lower corporate insurance costs of $0.5 million.
The increase in general and administrative expense for the six months ended October 31, 2023 compared to the same period last year was primarily due to increased professional services costs of $1.3 million, partially offset by lower corporate insurance costs of $1.0 million.
Interest Income

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Interest income	$10,480	$4,224	$6,256	148%	$20,602	$6,762	$13,840	205%
The increase in interest income for the three months ended October 31, 2023 compared to the same period last year was primarily the result of higher prevailing interest rates on our marketable securities portfolio.
The increase in interest income for the six months ended October 31, 2023 compared to the same period last year was primarily the result of higher prevailing interest rates on our marketable securities portfolio.
Other (Expense) Income, Net

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Other (expense) income, net	$(638)	$(945)	$307	32%	$(877)	$(1,966)	$1,089	55%
The decrease in other (expense) income, net for the three months ended October 31, 2023 compared to the same period last year was primarily due to higher foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances, in the three months ended October 31, 2022.
The decrease in other (expense) income, net for the six months ended October 31, 2023 compared to the same period last year was primarily due to higher foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances, in the six months ended October 31, 2022.

Provision for Income Taxes

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Provision for income taxes	$226	$163	$63	39%	$374	$342	$32	9%
The change in provision for income taxes for the three and six months ended October 31, 2023 compared with the same period last year was primarily related to foreign and state tax expense.
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

	Six Months Ended October 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(44,654)	$(90,845)
Less:
Purchases of property and equipment	(16,631)	(39,978)
Capitalized software development costs	(2,750)	(1,000)
Free cash flow	$(64,035)	$(131,823)
Net cash (used in) provided by investing activities	$(96,698)	$30,532
Net cash provided by (used in) financing activities	$5,532	$(1,593)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of October 31, 2023 and April 30, 2023, we had $149.0 million and $284.8 million of cash and cash equivalents and $613.3 million and $527.6 million of marketable securities, respectively, which were held for working capital purposes. Our short-term and long-term marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $944.4 million as of October 31, 2023. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.

We believe that existing cash and cash equivalents and marketable securities alone will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We also believe we will meet expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of C3 AI Software enhancements, and the continuing market adoption of our C3 AI Software. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(44,654)	$(90,845)
Net cash (used in) provided by investing activities	$(96,698)	$30,532
Net cash provided by (used in) financing activities	$5,532	$(1,593)
Net decrease in cash, cash equivalents, and restricted cash	$(135,820)	$(61,906)
Operating Activities. Net cash used in operating activities of $44.7 million for the six months ended October 31, 2023 was due to our net loss of $134.1 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $104.0 million, depreciation and amortization of $6.2 million, and $12.5 million cash outflows related to changes in operating assets and liabilities. The $12.5 million cash outflows related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $8.6 million, a decrease to deferred revenue of $7.3 million, a decrease in accounts payable of $2.9 million, a decrease in accrued compensation and employee benefits of $2.6 million. This was partially offset by cash inflows related to an increase in lease liabilities of $7.8 million, and an increase in other liabilities of $1.7 million.
Net cash used in operating activities of $90.8 million for the six months ended October 31, 2022 was primarily due to our net loss of $140.7 million adjusted for non-cash charges for stock-based compensation of $112.6 million, depreciation and amortization of $2.4 million, and non-cash operating lease cost of $1.1 million. The $65.9 million cash outflow related to changes in operating assets and liabilities was primarily attributable to a decrease in accounts payable of $28.2 million, a decrease to deferred revenue of $18.5 million inclusive of an increase in related party balances of $0.3 million, a decrease in lease liabilities of $0.7 million, a decrease in other liabilities of $0.9 million, and an increase in accounts receivable of $14.7 million inclusive of an increase in related party balances of $18.0 million. This was partially offset by cash inflows related to a decrease in prepaid expenses, other current assets and other assets of $3.2 million, and an increase to accrued compensation and employee benefits of $1.1 million. This was partially offset by cash inflows related to an increase in lease liabilities of $0.7 million.
Investing Activities. Net cash used in investing activities of $96.7 million for the six months ended October 31, 2023 was attributable to purchases of marketable securities of $489.9 million and capital expenditures of $19.4 million mainly related to the leasehold improvements associated with the new leased space, partially offset by maturities and sales of marketable securities of $412.6 million.
Net cash provided by investing activities of $30.5 million for the six months ended October 31, 2022 was attributable to maturities and sales of marketable securities of $455.5 million, partially offset by the purchases of marketable securities of $384.0 million and capital expenditures of $41.0 million mainly related to the leasehold improvements associated with the new leased space.

Financing Activities. Net cash provided by financing activities of $5.5 million during the six months ended October 31, 2023 was due to $10.2 million of proceeds from the exercise of stock options for Class A common stock and $5.1 million of proceeds from the issuance of Class A common stock under the ESPP, offset by $9.7 million of taxes paid related to net share settlement of equity awards.
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
For additional information, refer to Note 6. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as disclosed in Note 6., there has been no other material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended April 30, 2023. See our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was filed with the SEC on June 22, 2023, for additional information regarding our contractual obligations.
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
Interest Rate Risk
As of October 31, 2023, we had cash, cash equivalents, and marketable securities of $762.3 million. As of April 30, 2023, we had cash, cash equivalents, and marketable securities of $812.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of October 31, 2023, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the three months ended October 31, 2023 and 2022, approximately 5% and 10%, respectively, and for the six months ended October 31, 2023 and 2022, approximately 5% and 9%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
Regulatory Risk
We operate in a number of jurisdictions, each with its own legal and regulatory structure that is unique and different from the others. Regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and damage to our reputation as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. Failure to comply with legal and regulatory compliance could harm our business, financial condition, or results of operations.

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
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, human error, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, C3 AI Software (which includes our C3 AI Platform, C3 AI Applications and C3 Generative AI Product Suite), reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Our Industry
We have a history of losses, we anticipate our operating expenses will continue to increase in the future, and we may not be able to achieve or maintain profitability in the future.
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $69.8 million and $68.9 million for the three months ended October 31, 2023 and 2022, respectively, and $134.1 million and $140.7 million for the six months ended October 31, 2023 and 2022, respectively. As a result, we had an accumulated deficit of $944.4 million as of October 31, 2023. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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

Further, in future periods, our revenue growth may be adversely impacted due to a number of factors, including a reduction in demand for our C3 AI Software, reduction in consumption of our C3 AI Software, increased competition, contraction of our overall market, our inability to accurately forecast demand for our C3 AI Software, or our failure, for any reason, to capitalize on growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business will be harmed.
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
In addition, our future success depends on our ability to sell additional subscriptions for our C3 AI Software to our existing customers, and our customers renewing their subscriptions when the contract term expires. Our customers generally have no contractual obligation to renew, upgrade, or expand their subscriptions after the terms of their existing subscriptions expire. In addition, our customers may opt to decrease their usage of our C3 AI Software. Given our limited experience with customer renewals of our AI products and services, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and expansion commitments may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our C3 AI Software and our customer support, the frequency and severity of software and implementation errors or other reliability issues, the pricing of our subscriptions or competing solutions, changes in their IT budget, the effects of global economic conditions, and our customers’ financial circumstances, including their ability to maintain or expand their spending levels. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. If our customers do not purchase additional subscriptions, increase their usage of our software, or renew their subscriptions with us, our business, financial condition, and results of operations may be harmed.

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
Because we derive substantially all of our revenue from subscriptions to our C3 AI Software and COE support services, failure of Enterprise AI solutions in general and our C3 AI Software in particular to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.
We derive and expect to continue for the foreseeable future to derive substantially all of our revenue from subscriptions to our C3 AI Software and COE support services. As such, the market acceptance of Enterprise AI solutions in general, and our C3 AI Software in particular, are critical to our continued success. Market acceptance of an Enterprise AI solution depends in part on market awareness of the benefits that Enterprise AI can provide over legacy products, emerging point products, and manual processes. In addition, in order for cloud-based Enterprise AI solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. Demand for our C3 AI Software in particular is affected by a number of other factors, some of which are beyond our control. These factors include continued market acceptance of our C3 AI Software, the pace at which existing customers realize benefits from the use of our C3 AI Software and decide to expand deployment of our C3 AI Software across their business, the timing of development and release of new products by our competitors, technological change, reliability and security, the pace at which enterprises undergo digital transformation, and developments in data privacy regulations. We expect that the needs of our customers will continue to rapidly change and increase in complexity. We will need to improve the functionality and performance of our C3 AI Software continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Enterprise AI solutions in general or our C3 AI Software in particular, our business operations, financial results, and growth prospects will be materially and adversely affected.
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
Our results of operations may fluctuate, in part, because of the complexity of customer problems that our C3 AI Software address, the resource‑intensive nature of our sales efforts, the length and variability of the sales cycle for our C3 AI Software, and the difficulty in making short‑term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle, from initial evaluation to payment for our subscriptions is approximately 3.5 months but can vary substantially from customer to customer and can extend over a number of years for some customers. Our sales efforts involve educating our customers about the use, technical capabilities, and benefits of our C3 AI Software. Customers often undertake a prolonged evaluation process, which frequently involves not only our C3 AI Software but also those of other companies. In addition, the size of potential customers may lead to longer sales cycles. For instance, we invest resources into sales to large organizations and large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our C3 AI Software. Large organizations may demand additional features, support services, and pricing concessions or require additional security management or control features. Some organizations may also require an on-premise solution rather than a cloud solution, which potentially requires additional implementation time and potentially a longer sales cycle. We may spend substantial time, effort and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our C3 AI Software widely enough across their organization to justify our substantial upfront investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.

Individual sales have historically and may in the future represent a large proportion of our overall sales during any given period, which impacts our ability to plan and manage cash flows and margins. These large individual sales have, in some cases, occurred in quarters or years subsequent to those we anticipated, or have not occurred at all. If our sales cycle lengthens or our substantial upfront investments do not result in sufficient revenue to justify our investments, our operating results could be adversely affected. In addition, within each quarter or year, it is difficult to project when a deal will close. Therefore, it is difficult to determine whether we are achieving our quarterly or annual expectations until near the end of the applicable quarter or year. Most of our expenses are relatively fixed or require time to adjust. Therefore, if expectations for our business are not accurate, we may not be able to adjust our cost structure on a timely basis, and our margins and cash flows may differ from expectations.
Certain revenue metrics such as net dollar-based retention rate or annual recurring revenue may not be accurate indicators of our future financial results.
Other subscription-based software companies often report on metrics such as net dollar-based revenue retention rate, annual recurring revenue or other revenue metrics, and investors and analysts sometimes look to these metrics as indicators of business activity in a period for businesses such as ours. However, our dependence on a small number of high-value customer contracts, these metrics are not accurate indicators of future revenue for any given period of time because the gain or loss of even a single high-value customer contract could cause significant volatility in these metrics. If investors and analysts view our business through these metrics, the trading price of our Class A common stock may be adversely affected.
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
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, data scientists, engineers, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for employees with high levels of expertise in designing, developing and managing platforms and applications for data management, ML, and analytics technologies, as well as for skilled data scientists, sales, and operations professionals. In addition, we are extremely selective in our hiring process which requires significant investment of time and resources from internal stakeholders and management. At times, we have experienced, and we may continue to experience, difficulty in hiring personnel who meet the demands of our selection process and with appropriate qualifications, experience, or expertise, and we may not be able to fill positions as quickly as desired. We completed our initial public offering in December 2020 and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our initial public offering. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner.
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
Our performance metrics, including data regarding customer engagement, and other operational data may involve judgment and therefore may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. Our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. We regularly review and may adjust our processes for calculating our metrics to improve their accuracy. If our metrics are not accurate representations of our business; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
We generally recognize revenue from subscriptions to our C3 AI Software over the terms of such subscriptions. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We generally recognize revenue from subscriptions to our C3 AI Software over the terms of these subscriptions. As a result, a portion of the revenue we report in each year and each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during prior periods. Consequently, a decline in new or renewed subscriptions in any single year or quarter may only have a small impact on the revenue that we recognize for that period. However, such a decline will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant portion of our costs are expensed as incurred. As a result, growth in the number of new customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscriptions. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional subscription sales in any period, as revenue from new customers or from existing customers that increase their use of our C3 AI Software must be recognized over the applicable subscription term. These risks are further exacerbated by our dependence on high-value customer contracts.
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation, interest rate fluctuations, or the existence of pandemics (such as the COVID-19 pandemic), bank failures and monetary supply shifts, as well as recession risks, which may continue for an extended period and which could result in our customer prospects and our existing customers experiencing slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Software, lengthening of sales cycles, loss of customers, and difficulties in collections. Our vendors and suppliers may experience, or may continue to experience, disruptions in their supply chains, which may result in service interruptions or additional operating expenses, and may increase the price at which our vendors and suppliers are willing to sell their products to us.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”), applies to personal information of consumers, business representatives and employees who are California residents, and imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and honoring requests of such individuals to exercise certain privacy rights related to their personal data, such as those noted below. The CCPA provides for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency (“CPPA”) to implement and enforce the law. Other states, such as Virginia, Colorado, Connecticut and Utah, have enacted comprehensive data privacy laws and similar laws are being considered in several other states and at the federal level and local levels, reflecting a trend toward more stringent privacy legislation in the United States. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These new laws could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, as well as Canada’s Anti-Spam Legislation, or CASL, may apply to our operations. We also target customers in Asia and have operations in Japan and Singapore and may be subject to new and emerging data privacy regimes in Asia, including Singapore’s Personal Data Protection Act. In the European Economic Area, or EEA, we are subject to the European General Data Protection Regulation, or GDPR, and in the United Kingdom, or UK, we are subject to the UK data protection regime, or UK GDPR. Companies that must comply with the GDPR or the UK GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, with violations potentially resulting in an order prohibiting the processing of personal data and/or fines of up to the greater of €20 million or 4% of the annual global revenues of the noncompliant company in the European Union, and up to the greater of GBP 17.5 million or 4% of the annual global revenues in the UK; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. European and other data protection laws, including the GDPR and UK GDPR also restrict the ability of companies to transfer personal data to the United States and other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the Transatlantic Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. It is unclear how data transfers from countries such as the EEA and UK to the United States will be regulated in the long term, which measures must be put in place for onward transfers, and whether or not the Transatlantic Data Privacy Framework will provide a long-term solution to managing flows of personal data from the EEA and the UK to the United States.
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
Our use of artificial intelligence, or AI, and machine learning, or ML, technologies (collectively, “AI/ML technologies”) may also subject us to certain privacy obligations. There is increasing U.S. and foreign activity in the regulation of AI and other similar uses of technology. In Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. In the United States, several states and localities have enacted measures related to the use of AI and ML in products and services. We may have to change our business practices to comply with such obligations. For example, our employees and personnel use generative AI technologies to perform their work. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We also use AI and ML technologies in our products and services. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. Depending on how these AI laws and regulations are interpreted, we may have to make changes to our business practices and products, including our C3 AI Software, to comply with such obligations. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us retrain our AI/ML, or prevent or limit our use of AI/ML. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. Further, under privacy laws and other obligations, we may be required to obtain certain consents to process personal data and our inability or failure to do so could result in adverse consequences. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
We may also be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our information technologies, systems, and practices, including our C3 AI Software, possibly limiting our ability to develop new applications and features, and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product; expenditure of time and resources to defend any claim or inquiry; adverse publicity; revision or restructuring of our operations; or reduced demand for our C3 AI Software. Governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate cybersecurity and the use, transfer, and other processing of non-personal information (for example, under the European Union’s Data Act), an area which has typically been the subject of very limited or no specific regulation. This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the risks and considerations may apply equally to our processing of both personal and non-personal information.
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

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing), online and offline fraud and other malicious internet-based activity are prevalent in our industry and our customers’ industries and such attacks continue to increase. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory and other cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, nation-state-supported actors, and “hacktivists,” are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our product) or the third-party information technology systems that support us and our services. Remote work has also become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own supply chain. For example, we have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems or those of subcontractors processing customer or partner data on our behalf. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach and may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations.
While we and a number of our vendors and business partners have implemented security measures and designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, and ensure the security, privacy, integrity, confidentiality, availability, and authenticity of our information technology networks and systems, processing and information, but we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, or those of our vendors and business partners, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our C3 AI Software, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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
In addition to experiencing a security incident, we may experience negative consequences from our use of AI/ML within our company and in our products and services. Sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits, including exposure to reputational and competitive harm, customer loss, and legal liability.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended October 31, 2023 and 2022, 5% and 10% of our revenue, respectively, and for the six months ended October 31, 2023 and 2022, 5% and 9% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended October 31, 2023 and 2022, 5% and 6% of our expenses, respectively, and for the six months ended October 31, 2023 and 2022, 5% and 5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We sell to U.S. federal, state, local, and foreign governmental agency customers, as well as to customers in highly regulated industries such as financial services, telecommunications, and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding reductions or delays, such as an extended federal government shutdown, which may adversely affect public sector demand for our products and services. Government contracting requirements may change and restrict our ability to sell into the government sector. Government demand and payment for our C3 AI Software is affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our C3 AI Software.

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
We actively monitor and manage our cash, cash equivalents and marketable securities so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences including reduced investment in our C3 AI Software, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, operating results and financial position.
We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. Although we currently anticipate that our existing cash, cash equivalents and marketable securities and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell Class A common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Class A common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, development efforts and to respond to business challenges could be significantly impaired, and our business, operating results and financial condition may be adversely affected.
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
We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.
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
We have Customer-Entities in more than 15 countries, and 16% of our revenue for the six months ended October 31, 2023 was generated from customers outside of North America. As of October 31, 2023, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
•working with partners outside of the United States;
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
•political and economic instability, including military actions affecting the Middle East, Russia, Ukraine and/or surrounding regions;
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
We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be harmed. We may also be subject to additional tax liabilities due to changes in non-income based taxes resulting from changes in federal, state, local, or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements, or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

Our ability to use our net operating losses and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
As of April 30, 2023, we had net operating loss carryforwards, or NOLs, for U.S. federal and state purposes of $487.6 million and $187.8 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2029. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the Governor of California signed into law the 2020 Budget Act which temporarily suspended the utilization of NOLs and limits the utilization of research credits to $5.0 million annually for 2020, 2021, and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
As of October 31, 2023, our technology is protected by a broad patent portfolio, with 19 issued patents in the United States, 12 issued counterpart patents in a number of international jurisdictions, over 45 patent applications pending in the United States, and 79 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2040. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Software. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of October 31, 2023, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 21.4% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 55.2% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
As of October 31, 2023, there were outstanding options to purchase an aggregate of approximately 32,000,000 shares of our Class A common stock, and approximately 22,000,000 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the our securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Edward Y. Abbo President and Chief Technology Officer	Adoption	September 29, 2023	X		217,612	—	July 2, 2024
Juho Parkkinen Senior Vice President and Chief Financial Officer	Adoption	September 29, 2023	X		35,000	—	June 28, 2024
Stephen M. Ward, Jr. Director	Adoption	September 28, 2023	X		150,000	—	June 28, 2024
Richard C. Levin Director	Adoption	September 28, 2023	X		144,000	—	December 31, 2024

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-250082	3.4	November 30, 2020
10.1*+	C3.ai, Inc. 2020 Equity Incentive Plan, as amended, and forms thereunder.
10.2*	Offer Letter by and between the Registrant and Guy Wanger, dated August 28, 2023, and amended September 7, 2023.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
__________________
*      Filed herewith.
+ Indicates management contract or compensatory plan.
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
C3.ai, Inc.

Date: December 6, 2023	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2023	By:	/s/ Juho Parkkinen
Juho Parkkinen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)