Form 10-Q
period 2024-01-31
C3.ai, Inc.
filed 2024-02-29
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of February 22, 2024, the registrant had outstanding 118,548,799 shares of Class A common stock and 3,499,992 shares of Class B common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•our expectations regarding customer engagement;
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
We may also use our X (formerly Twitter) (@C3_AI), and LinkedIn (@C3-AI-Enterprise-AI) accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our SEC, our website, webcasts, press releases, and conference calls. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

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
•We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
•If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	January 31, 2024	April 30, 2023
Assets
Current assets
Cash and cash equivalents	$114,561	$284,829
Marketable securities	608,761	446,155
Accounts receivable, net of allowance of $359 and $359 as of January 31, 2024 and April 30, 2023, respectively(1)	173,478	134,586
Prepaid expenses and other current assets(2)	29,227	23,309
Total current assets	926,027	888,879
Property and equipment, net	91,003	84,578
Goodwill	625	625
Long-term marketable securities	—	81,418
Other assets, non-current(3)	46,334	47,528
Total assets	$1,063,989	$1,103,028
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$19,845	$24,610
Accrued compensation and employee benefits	37,822	46,513
Deferred revenue, current(5)	39,121	47,846
Accrued and other current liabilities(6)	12,391	17,070
Total current liabilities	109,179	136,039
Deferred revenue, non-current	2,183	4
Other long-term liabilities	54,632	37,320
Total liabilities	165,994	173,363
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock	118	110
Class B common stock	3	3
Additional paid-in capital	1,914,450	1,740,174
Accumulated other comprehensive income (loss)	430	(385)
Accumulated deficit	(1,017,006)	(810,237)
Total stockholders’ equity	897,995	929,665
Total liabilities and stockholders’ equity	$1,063,989	$1,103,028
(1)     Including amounts from a related party of $74,620 as of April 30, 2023.
(2)     Including amounts from a related party of $4,983 as of April 30, 2023.
(3)     Including amounts from a related party of $11,279 as of April 30, 2023.
(4)     Including amounts due to a related party of $2,200 as of April 30, 2023.
(5)     Including amounts from a related party of $249 as of April 30, 2023.
(6)     Including amounts due to a related party of $2,448 as of April 30, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Revenue
Subscription(1)	$70,400	$57,043	$198,201	$173,577
Professional services(2)	8,001	9,626	25,791	20,808
Total revenue	78,401	66,669	223,992	194,385
Cost of revenue
Subscription	32,273	21,294	93,644	54,551
Professional services	841	977	3,399	6,878
Total cost of revenue	33,114	22,271	97,043	61,429
Gross profit	45,287	44,398	126,949	132,956
Operating expenses
Sales and marketing(3)	57,140	43,497	150,920	131,420
Research and development	49,480	55,051	150,747	160,979
General and administrative	21,213	17,888	61,317	57,770
Total operating expenses	127,833	116,436	362,984	350,169
Loss from operations	(82,546)	(72,038)	(236,035)	(217,213)
Interest income	9,995	6,987	30,597	13,749
Other income (expense), net	409	2,032	(468)	66
Loss before provision for income taxes	(72,142)	(63,019)	(205,906)	(203,398)
Provision for income taxes	489	143	863	485
Net loss	$(72,631)	$(63,162)	$(206,769)	$(203,883)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.60)	$(0.57)	$(1.75)	$(1.87)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	120,486	110,735	118,259	108,869
(1)    Including related party revenue of $10,581 and $55,884 for the nine months ended January 31, 2024 and 2023, respectively, and $20,316 for the three months ended January 31, 2023.
(2)    Including related party revenue of $5,804 and $8,749 for the nine months ended January 31, 2024 and 2023, respectively, and $8,599 for the three months ended January 31, 2023.
(3)    Including related party sales and marketing expense of $810 and $10,546 for the nine months ended January 31, 2024 and 2023, respectively, and $3,515 for the three months ended January 31, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net loss	$(72,631)	$(63,162)	$(206,769)	$(203,883)
Other comprehensive income
Unrealized gain on available-for-sale marketable securities, net of tax	1,205	1,770	815	1,113
Comprehensive loss	$(71,426)	$(61,392)	$(205,954)	$(202,770)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended January 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2023	119,653	$119	$1,856,307	$(775)	$(944,375)	$911,276
Issuance of Class A common stock upon exercise of stock options, net of repurchases	283	—	1,209	—	—	1,209
Vesting of early exercised Class A common stock options	—	—	112	—	—	112
Shares withheld related to net share settlement of equity awards	(30)	—	(720)	—	—	(720)
Vesting of restricted stock units	1,721	2	13,004	—	—	13,006
Stock-based compensation expense	—	—	44,538	—	—	44,538
Other comprehensive income	—	—	—	1,205	—	1,205
Net loss	—	—	—	—	(72,631)	(72,631)
Balance as of January 31, 2024	121,627	$121	$1,914,450	$430	$(1,017,006)	$897,995

	Nine Months Ended January 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	113,943	$113	$1,740,174	$(385)	$(810,237)	$929,665
Issuance of Class A common stock upon exercise of stock options, net of repurchases	2,534	2	11,317	—	—	11,319
Vesting of early exercised Class A common stock options	—	—	406	—	—	406
Shares withheld related to net share settlement of equity awards	(283)	—	(10,485)	—	—	(10,485)
Vesting of restricted stock units	5,004	5	34,470	—	—	34,475
Issuance of Class A common stock under employee stock purchase plan	429	1	5,054	—	—	5,055
Stock-based compensation expense	—	—	133,514	—	—	133,514
Other comprehensive income	—	—	—	815	—	815
Net loss	—	—	—	—	(206,769)	(206,769)
Balance as of January 31, 2024	121,627	$121	$1,914,450	$430	$(1,017,006)	$897,995

	Three Months Ended January, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2022	110,101	$110	$1,637,980	$(2,805)	$(682,119)	$953,166
Issuance of Class A common stock upon exercise of stock options, net of repurchases	180	—	590	—	—	590
Vesting of early exercised Class A common stock options	—	—	286	—	—	286
Tax withholding related to net share settlement of equity awards	(115)	—	(1,440)	—	—	(1,440)
Vesting of restricted stock units	1,843	2	10,253	—	—	10,255
Stock-based compensation expense	—	—	45,905	—	—	45,905
Other comprehensive income	—	—	—	1,770	—	1,770
Net loss	—	—	—	—	(63,162)	(63,162)
Balance as of January 31, 2023	112,009	$112	$1,693,574	$(1,035)	$(745,281)	$947,370

	Nine Months Ended January, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2022	106,225	$106	$1,532,917	$(2,148)	$(541,398)	$989,477
Issuance of Class A common stock upon exercise of stock options, net of repurchases	747	1	2,386	—	—	$2,387
Vesting of early exercised Class A common stock options	—	—	842	—	—	$842
Tax withholding related to net share settlement of equity awards	(336)	—	(4,815)	—	—	$(4,815)
Vesting of restricted stock units	5,373	5	23,923	—	—	$23,928
Stock-based compensation expense	—	—	138,321	—	—	$138,321
Other comprehensive income	—	—	—	1,113	—	$1,113
Net loss	—	—	—	—	(203,883)	$(203,883)
Balance as of January 31, 2023	112,009	$112	$1,693,574	$(1,035)	$(745,281)	$947,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(206,769)	$(203,883)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,469	3,257
Non-cash operating lease cost	656	5,820
Stock-based compensation expense	159,032	168,474
Accretion of discounts on marketable securities	(13,238)	(1,990)
Other	110	211
Changes in operating assets and liabilities
Accounts receivable(1)	(38,892)	(63,609)
Prepaid expenses, other current assets and other assets(2)	(3,379)	(7,745)
Accounts payable(3)	(4,945)	(26,250)
Accrued compensation and employee benefits	171	1,069
Operating lease liabilities	14,330	(3,296)
Other liabilities(4)	6,296	(4,606)
Deferred revenue(5)	(6,546)	(10,197)
Net cash used in operating activities	(83,705)	(142,745)
Cash flows from investing activities:
Purchases of property and equipment	(22,718)	(59,767)
Capitalized software development costs	(2,750)	(1,000)
Purchases of marketable securities	(657,431)	(497,288)
Maturities and sales of marketable securities	590,299	674,440
Net cash (used in) provided by investing activities	(92,600)	116,385
Cash flows from financing activities:
Proceeds from issuance of Class A common stock under employee stock purchase plan	5,055	—
Proceeds from exercise of Class A common stock options	11,379	2,364
Taxes paid related to net share settlement of equity awards	(10,397)	(4,815)
Net cash provided by (used in) financing activities	6,037	(2,451)
Net decrease in cash, cash equivalents and restricted cash	(170,268)	(28,811)
Cash, cash equivalents and restricted cash at beginning of period	297,395	352,519
Cash, cash equivalents and restricted cash at end of period	$127,127	$323,708
Cash and cash equivalents	$114,561	$311,142
Restricted cash included in other assets, non-current	12,566	12,566
Total cash, cash equivalents and restricted cash	$127,127	$323,708
Supplemental disclosure of cash flow information—cash paid for income taxes	$760	$219
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,475	$12,618
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$1,858	$2,033
Unpaid liabilities related to intangible purchases	$—	$1,500
Vesting of early exercised stock options	$406	$842
(1)Including changes in related party balances of $12,444 and $46,295 for the nine months ended January 31, 2024 and 2023, respectively.
(2)Including changes in related party balances of $(810) and $(3,525) for the nine months ended January 31, 2024 and 2023, respectively.
(3)Including changes in related party balances of $248 and $(18,549) for the nine months ended January 31, 2024 and 2023, respectively.
(4)Including changes in related party balances of $(2,448) and $(2,510) for the nine months ended January 31, 2024 and 2023, respectively.
(5)Including changes in related party balances of $(46) and $186 for the nine months ended January 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. (including its subsidiaries, “C3 AI” or “the Company”) is an enterprise artificial intelligence (“AI”) software provider. The Company’s C3 AI Platform supports accelerating digital transformation in various industries with prebuilt and configurable C3 AI Applications for business use cases including predictive maintenance, fraud detection, sensor network health, supply network optimization, energy management, anti-money laundering, and customer engagement. The Company supports customers in the United States, Europe, and other parts of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2024 and the results of operations for the three and nine months ended January 31, 2024. The results of operations for the three and nine months ended January 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was filed with the SEC on June 22, 2023. There have been no significant changes to these policies during the three and nine months ended January 31, 2024.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the fourth quarter of fiscal 2025, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to provide disaggregated income tax disclosures on rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the fourth quarter of fiscal 2026, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
North America (1)	$68,356	$55,254	$191,247	$155,108
Europe, the Middle East and Africa (1)	9,040	9,546	29,205	32,138
Asia Pacific (1)	952	1,801	2,877	6,603
Rest of World (1)	53	68	663	536
Total revenue	$78,401	$66,669	$223,992	$194,385
__________________
(1)The United States comprised 86% and 83% of the Company’s revenue for the three months ended January 31, 2024 and 2023, respectively, and 85% and 80% of the Company’s revenue for the nine months ended January 31, 2024 and 2023, respectively. No other country comprised 10% or greater of the Company’s revenue for the three and nine months ended January 31, 2024 or 2023.
Deferred Revenue
As of January 31, 2024 and April 30, 2023, the Company’s deferred revenue balances were $41.3 million and $47.9 million, respectively. Revenue of $46.3 million and $45.6 million was recognized during the nine months ended January 31, 2024 and 2023, respectively, that was included in the deferred revenue balances as of April 30, 2023 and 2022, respectively.
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
Revenue expected to be recognized from remaining performance obligations was approximately $286.9 million as of January 31, 2024, of which $172.0 million is expected to be recognized over the next 12 months and the remainder thereafter.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. Two separate Customer-Entities accounted for 25% and 12%, respectively, of revenue for the three months ended January 31, 2024. One Customer-Entity accounted for 45% of revenue for the three months ended January 31, 2023. Two separate Customer-Entities accounted for 27% and 13%, respectively, of revenue for the nine months ended January 31, 2024. One Customer-Entity accounted for 34% of revenue for the nine months ended January 31, 2023. Two separate Customer-Entities accounted for 18% and 14%, respectively, of accounts receivable at January 31, 2024. Two separate Customer-Entities accounted for 20% and 18%, respectively, of accounts receivable at April 30, 2023.
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts receivable by considering various factors, including the age of each outstanding invoice, customer type, the collection history of each customer, historical write-off experience, current and near-term macroeconomic conditions and uncertainties. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. Accounts receivable included unbilled receivables as of January 31, 2024 and April 30, 2023 of $102.6 million and $77.6 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of January 31, 2024				As of April 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$78,747	$—	$—	$78,747	$75,293	$—	$—	$75,293
Certificates of deposit	—	3,500	—	3,500	—	2,000	—	2,000
Commercial paper	—	8,925	—	8,925	—	112,851	—	112,851
Corporate debt securities	—	1,893	—	1,893	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	7,455	—	7,455	—	27,397	—	27,397
Certificates of deposit	—	65,514	—	65,514	—	61,025	—	61,025
U.S. government agencies securities	—	57,763	—	57,763	—	75,674	—	75,674
Commercial paper	—	161,222	—	161,222	—	184,230	—	184,230
Corporate debt securities	—	316,807	—	316,807	—	179,247	—	179,247
Total cash equivalents and available-for-sale marketable securities	$78,747	$623,079	$—	$701,826	$75,293	$642,424	$—	$717,717

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
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of January 31, 2024				As of April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$78,747	$—	$—	$78,747	$75,293	$—	$—	$75,293
Certificates of deposit	3,500	—	—	3,500	2,000	—	—	2,000
Commercial paper	8,925	—	—	8,925	112,851	—	—	112,851
Corporate debt securities	1,893	—	—	1,893	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	7,454	1	—	7,455	27,445	1	(49)	27,397
Certificates of deposit	65,514	—	—	65,514	61,025	—	—	61,025
U.S. government agencies securities	57,629	147	(13)	57,763	75,650	111	(87)	75,674
Commercial paper	161,222	—	—	161,222	184,230	—	—	184,230
Corporate debt securities	316,512	450	(155)	316,807	179,608	115	(476)	179,247
Total cash equivalents and available-for-sale marketable securities	$701,396	$598	$(168)	$701,826	$718,102	$227	$(612)	$717,717
The Company considers all of its marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the Condensed Consolidated Balance Sheet as of January 31, 2024.
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of January 31, 2024		As of April 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$518,581	$518,683	$446,629	$446,155
After one year through five years	89,750	90,078	81,329	81,418
Total	$608,331	$608,761	$527,958	$527,573

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of January 31, 2024 (in thousands):

	As of January 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government agencies securities	$(9)	$17,968	$(4)	$2,362	$(13)	$20,330
Commercial paper	—	5,953	—	—	—	5,953
Corporate debt securities	(133)	120,053	(22)	10,710	(155)	130,763
Total	$(142)	$143,974	$(26)	$13,072	$(168)	$157,046
As of January 31, 2024, the Company had 130 marketable securities in an unrealized loss position. As of April 30, 2023, the Company had 119 marketable securities that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the marketable securities until maturity, there were no other-than-temporary impairments for these marketable securities at January 31, 2024.
5. Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at January 31, 2024 and April 30, 2023 (in thousands):

	Useful Life	As of January 31,	As of April 30,
	(in months)	2024	2023
Leasehold improvements	*	$71,703	$66,522
Computer equipment	36	5,620	4,901
Office furniture and equipment	60	14,494	14,343
Capital in progress	NA	12,042	3,140
Property and equipment, gross		103,859	88,906
Less: accumulated depreciation and amortization		(12,856)	(4,328)
Property and equipment, net		$91,003	$84,578
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Capital in progress primarily consisted of costs related to various leasehold improvements in connection with leased space that is not considered available for use and has not yet been placed into service.
Depreciation and amortization expense related to property and equipment was $2.9 million and $0.5 million for the three months ended January 31, 2024 and 2023, respectively, and $8.5 million and $2.4 million for the nine months ended January 31, 2024 and 2023, respectively.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at January 31, 2024 and April 30, 2023 (in thousands):

	As of January 31,	As of April 30,
	2024	2023
Accrued stock-settled bonus	$21,522	$32,414
Accrued bonus	296	186
Accrued vacation	3,948	4,602
Accrued payroll taxes and benefits	3,166	3,975
Accrued commissions	3,181	2,889
Accrued salaries	414	206
ESPP contributions	4,383	1,339
Other	912	902
Accrued compensation and employee benefits	$37,822	$46,513
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at January 31, 2024 and April 30, 2023 (in thousands):

	As of January 31,	As of April 30,
	2024	2023
Liability for common stock exercised prior to vesting	$385	$799
Accrued general expenses	3,131	5,541
Operating lease liabilities, current	2,936	2,339
Accrued professional services	2,286	2,889
Commissions payable to a related party	—	2,448
Other	3,653	3,054
Accrued and other current liabilities	$12,391	$17,070
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
The Company entered into a non-cancellable arrangement with a cloud services provider in July 2022. Under the arrangement, the Company committed to spend an aggregate of at least $100.0 million for a period of three years beginning July 2022, on services with this vendor. The Company has incurred costs totaling $7.7 million and $2.3 million during the three months ended January 31, 2024 and 2023, respectively, and $23.5 million and $3.9 million during the nine months ended January 31, 2024 and 2023, respectively, under the arrangement.
The Company entered into a non-cancellable arrangement with a professional services provider in October 2023. Under the arrangement, the Company committed to purchase an aggregate of $15.0 million of professional services for a period of 18 months beginning October 2023. The Company has incurred costs totaling $0.2 million and $0.2 million during the three and nine months ended January 31, 2024, respectively, under the arrangement.
The Company entered into a non-cancellable arrangement with a professional services provider in January 2024. Under the arrangement, the Company committed to purchase an aggregate of $13.0 million of professional services for a period of one year beginning January 2024. The Company has incurred costs totaling $0.7 million and $1.2 million during the three and nine months ended January 31, 2024, respectively, under the arrangement.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of January 31, 2024 and April 30, 2023, the total potential remaining contributions are $31.6 million and $31.6 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
Leases
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. The lease commencement date of the first two phases was determined to have occurred in the quarter ended January 31, 2022, when the landlord delivered the leased space to the Company. The lease commencement date of the third phase was determined to have occurred in the quarter ended October 31, 2022, when the landlord delivered the leased space to the Company. During the quarter ended July 31, 2023, there was a remeasurement of right-of-use assets and lease liabilities related to the third phase of the lease due to changes in the timing of receipt of lease incentives. As a result, the lease liability was reduced to $2.0 million and corresponding right-of-use asset was reduced to $1.7 million. The lease commencement date of the fourth phase was determined to have occurred in the quarter ended April 30, 2023, when the landlord delivered the leased space to the Company. The lease commencement date of the fifth phase was determined to have occurred in the quarter ended July 31, 2023, when the landlord delivered the leased space to the Company. The Company recorded $1.6 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the condensed consolidated balance sheets related to the fifth phase of the lease. During the quarter ended January 31, 2024, there was a remeasurement of right-of-use assets and lease liabilities related to phases one to five of the lease due to changes in the timing of receipt of lease incentives. As a result, the lease liability for these phases was reduced to $47.4 million and corresponding right-of-use asset for these phases was reduced to $17.2 million. The lease commencement date of the sixth phase was determined to have occurred in the quarter ended January 31, 2024, when the landlord delivered the leased space to the Company. The Company recorded $1.7 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the condensed consolidated balance sheets related to the sixth phase of the lease. The lease commencement date of the seventh phase will be determined when the landlord delivers the applicable leased space to the Company.
Legal Proceedings
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint names as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleges that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleges that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, interest, fees and costs. All defendants moved to dismiss Plaintiffs’ amended complaint on May 1, 2023. On June 30, 2023, Plaintiffs voluntarily dismissed the underwriter defendants. On February 22, 2024, the Court granted the motion to dismiss on all claims except for portions of the alleged violations of Section 11 and Section 15. Plaintiffs have until March 14, 2024 to amend their complaint.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three putative shareholder derivative actions have been filed: (1) Suri v. Siebel et al. (22-cv-03031) filed on May 23, 2022 in the U.S. District Court for the Northern District of California; (2) Rabasca v. Siebel et al. (23-cv-1566) filed on April 3, 2023 in the U.S. District Court for the Northern District of California; and (3) Vo v. Siebel et al. (23-cv-428) filed on April 19, 2023 in the U.S. District Court for the District of Delaware. In these cases, the plaintiffs assert claims on the Company’s behalf against certain of the Company’s current and former officers and directors for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, gross mismanagement, corporate waste, abuse of control, unjust enrichment, and violations of the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. In all three cases, the Company is named as a nominal defendant. The derivative complaints seek unspecified damages, disgorgement of profits from board member stock sales, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, Suri was stayed pending resolution of the Reckstin case. On August 3, 2023, Vo was transferred to the U.S. District Court for the Northern District of California (3:23-cv-03895), and on August 30, 2023 the Vo action was stayed on the same terms as the Suri action. On December 4, 2023, the parties in Rabasca filed a stipulation to consolidate the Rabasca action with the Suri action, and to stay the Rabasca action on the same terms as the Suri action. The Company has not yet been required to answer the Complaints in Suri, Rabasca and Vo.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of January 31, 2024, there were no shares of Preferred Stock issued or outstanding.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Incentive Plan”), certain optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding shares of common stock upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. There have been no net proceeds from the early exercise of such options during the three and nine months ended January 31, 2024 and 2023. The liability is reclassified into equity on a ratable basis as the stock options vest. Unvested Class A common stock of 65,730 and 148,239 shares as of January 31, 2024 and April 30, 2023, respectively, were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 8. Stock-Based Compensation for more information.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s option activity during the nine months ended January 31, 2024 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2023	34,696	$12.75	6.45	$175,907
Options granted	829	30.11
Options exercised	(2,535)	34.48
Options cancelled	(953)	10.74
Balance as of January 31, 2024	32,037	$13.91	5.90	$348,241
Vested and exercisable as of January 31, 2024	23,395	$10.30	5.42	$338,766
Vested and expected to vest as of January 31, 2024(1)	32,103	$13.91	5.90	$348,956
__________________
(1)     The number of options vested and expected to vest as of January 31, 2024 includes early exercised, unvested Class A common stock. Refer to Note 7. Stockholders’ Equity for more information.

As of January 31, 2024, there was $90.8 million of unrecognized compensation cost related to stock options which is expected to be recognized over an estimated weighted-average period of 2.5 years.
The grant-date fair value of the options issued for the nine months ended January 31, 2024 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Nine Months Ended January 31,
	2024	2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	63.5%	46.2%
Expected term (years)	6.0	6.5
Risk-free interest rate	3.9%	3.8%
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
PRSUs
In July 2022, the compensation committee of the board of directors (the “Compensation Committee”) approved the grant of a maximum of 1,700,000 performance-based restricted stock units (the “PRSU Award”) to the CEO pursuant to the 2020 Incentive Plan, subject to and conditioned upon the subsequent determination by the board of directors of performance metrics upon the achievement of which the PRSU Award would vest. In August 2022, the board of directors approved performance metrics in concept, subject to further action by the Compensation Committee. In December 2022, the Compensation Committee: (a) determined and approved the performance metrics, which are based on the achievement of certain total shareholder return results, as measured against certain stock price hurdles (the “Market Condition”); and (b) extended the vesting period of the PRSU Award through December 31, 2027. As an additional condition to vesting of each tranche of the PRSU Award, Mr. Siebel must remain in continuous service to the Company through a minimum service date that applies to such tranche or, if later, the date the applicable performance metric is achieved (the “Service Condition”). The grant date of the PRSU Award was established in December 2022.
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the nine months ended January 31, 2024, the Company recorded stock-based compensation expense of $4.1 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.
A summary of the Company’s RSU activity during the nine months ended January 31, 2024 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2023	21,146	$21.32
RSUs granted	7,974	33.67
RSUs vested	(5,004)	25.27
RSUs forfeited	(3,208)	25.72
Unvested Balance as of January 31, 2024	20,908	$24.83
As of January 31, 2024, there was $469.3 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.9 years.
In June 2023 and 2022, the Compensation Committee approved the payment of fiscal year 2023 and 2022 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 532,842 and 811,790 shares of Class A common stock pursuant to this program in the nine months ended January 31, 2024 and 2023, respectively.
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
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

Nine Months Ended January 31,
	2024	2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	64.0 - 70.1%	47.8 - 61.4%
Expected term (years)	0.5 - 2.0	0.4 - 1.9
Risk-free interest rate	5.0 - 5.5%	4.3 - 4.5%
During the nine months ended January 31, 2024 and 2023, the Company recognized $4.3 million and $2.0 million, respectively, of stock-based compensation expense related to 2020 ESPP. As of January 31, 2024, there was $3.1 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Cost of subscription	$8,674	$5,996	$25,244	$15,754
Cost of professional services	309	361	1,248	1,911
Sales and marketing	17,528	18,316	52,533	54,175
Research and development	18,757	23,646	52,475	72,768
General and administrative	9,715	7,512	27,532	23,866
Total stock-based compensation expense	$54,983	$55,831	$159,032	$168,474
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the nine months ended January 31, 2024, the Company recognized $25.5 million of stock-based compensation expense associated with these programs. As of January 31, 2024, $21.5 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets. Upon settlement, this amount will be reflected under common stock and additional paid-in capital in the condensed consolidated statements of stockholders’ equity.
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
The Company recorded income tax expense of $0.5 million and $0.1 million for the three months ended January 31, 2024 and 2023, respectively, and $0.9 million and $0.5 million for the nine months ended January 31, 2024 and 2023, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
10.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three and nine months ended January 31, 2024 and 2023. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders	$(72,631)	$(63,162)	$(206,769)	$(203,883)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	120,486	110,735	118,259	108,869
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares	$(0.60)	$(0.57)	$(1.75)	$(1.87)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	As of January 31,
	2024	2023
Stock options	32,103	35,774
RSUs	20,908	19,919
ESPP	1,102	—
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

The Company and Baker Hughes again revised and expanded the agreements in January 2023. Pursuant to this revised arrangement, the frequency of payments due from Baker Hughes to the Company was accelerated, Baker Hughes obtained expanded reseller rights, and the Company agreed to provide additional products and services. This results in an increase of the overall transaction price of the arrangement by eliminating potential variable consideration attributable to any revenue the Company generated from certain customers. The amount of consideration to the Company may increase if Baker Hughes exceeds certain thresholds. The Company also provided Baker Hughes the option to extend the subscription term upon payment of a renewal fee. Pursuant to the January 2023 revised agreement, the transaction price of the Baker Hughes arrangement is not impacted by revenue the Company recognizes from certain customers in the oil and gas field.
Baker Hughes ceased to qualify as a related party of the Company as of June 30, 2023 and the amounts disclosed related to them are accordingly presented only for the periods in which they were considered a related party.
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $10.6 million and $55.9 million during the nine months ended January 31, 2024 and 2023, respectively, and $20.3 million during the three months ended January 31, 2023. The Company recognized professional services revenue from Baker Hughes of $5.8 million and $8.7 million during the nine months ended January 31, 2024 and 2023, respectively, and $8.6 million during the three months ended January 31, 2023.
The Company recognized sales and marketing expenses related to Baker Hughes of $0.8 million and $10.5 million (inclusive of amortization of $0.8 million and $3.6 million, respectively, of deferred commissions) during the nine months ended January 31, 2024 and 2023, respectively. The Company recognized sales and marketing expenses related to Baker Hughes of $3.5 million (inclusive of amortization of $1.2 million of deferred commissions) during the three months ended January 31, 2023. The Company paid sales commission of nil and $16.0 million during the nine months ended January 31, 2024 and 2023, respectively, related to this arrangement.
Sublease Arrangement
On February 21, 2023, the Company entered into a sublease agreement (the “Sublease”) with First Virtual Group, Inc. (the “Subtenant”), whereby the Company agreed to sublease to the Subtenant approximately 3,130 square feet of space located in Redwood City, California (the “Subleased Space”). The Company previously entered into a lease (the “Original Lease”) with DWF IV 1400-1500 Seaport Blvd, LLC dated August 25, 2021 for approximately 283,013 square feet of office space split between two office towers, including the Subleased Space. Thomas M. Siebel, Chief Executive Officer and Chairman of the Company, serves as Chairman of the Subtenant. The term of the Sublease commenced on February 1, 2023. The Sublease was automatically renewed on October 1, 2023 and will be automatically renewed for successive one year periods thereafter unless the Subtenant notifies the Company of its election to terminate the Sublease, up to the expiration date of the Original Lease. The monthly base rent for the Sublease is equal to the rate per square foot paid by the Company as stated in the Original Lease. The monthly base rent the Subtenant pays was approximately $8,608 through September 30, 2023, increasing annually thereafter. In addition to base rent, the Subtenant is responsible for its allocated share of costs incurred and expenditures made by the Company in the operation and management of the Subleased Space.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended April 30, 2023 included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was filed with the Securities and Exchange Commission, or SEC, on June 22, 2023. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this report to “C3.ai,” “C3 AI,” the “Company”, “we,” “our,” “us,” or similar terms refer to C3.ai, Inc. and its subsidiaries.
Overview
C3 AI is an Enterprise AI application software company.
We have built a family of software applications that enable our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications. Customers can deploy C3 AI solutions on major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide three primary families of software solutions, which we collectively refer to as our C3 AI Software:
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

When we founded C3 AI, we believed the market for elastic cloud computing, IoT, big data, and predictive analytics software was destined to be large. That proved true. However, in 2009 the market was nascent, and the specific applications and markets were unknown. In 2008, the global public cloud market was less than $20 billion;1 in 2023, it was expected to approach $500 billion.1 In 2008, there were less than 1 billion IoT devices worldwide;2 in 2023, that number was expected to exceed 55 billion.3 In 2008, AI software — as we think about it today — did not exist. This year the AI software market is expected to exceed $450 billion.4 We believe that by any standard that constitutes explosive growth.
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
5 Unaudited

How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 90% and 86% of our total revenue in the three months ended January 31, 2024 and 2023, respectively, and 88% and 89% of our total revenue in the nine months ended January 31, 2024 and 2023, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment. Our subscription contracts are generally non-cancellable and non-refundable.
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
We also generate revenue from professional services, which primarily include implementation services, training, and prioritized engineering services. Professional services revenue represented 10% and 14% of our total revenue for the three months ended January 31, 2024 and 2023, respectively, and 12% and 11% of our total revenue in the nine months ended January 31, 2024 and 2023, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
Our total revenue was $78.4 million and $224.0 million for the three and nine months ended January 31, 2024, respectively, representing a 18% and 15% increase, respectively, compared to the same periods last year. Our subscription revenue grew to $70.4 million and $198.2 million for the three and nine months ended January 31, 2024, respectively, representing a 23% and 14% increase, respectively, compared to the same periods last year.
Consumption-based Pricing transition
We believe the transition from a primarily subscription-based pricing model to a consumption-based pricing model brought us into line with industry-standard cloud software pricing standards, making it easier and less costly for new customers to initially acquire our solutions and then increase their spending if their usage and adoption increased. We anticipated and announced that this transition would have a short-to-medium term negative effect upon revenue growth and remaining performance obligations, or RPO, as the average sales price was significantly reduced and the contracts often lacked a time-certain multiperiod commitment.
We believed the consumption-based pricing model would increase the number of customers and increase the amount of system consumption resulting in a return to increasing revenue growth, increasing customer growth, decreasing the average selling price, or ASP, and decreased RPO over time. While we are still in the process of working through the transition to the new pricing model, the preliminary results as evidenced by year-over-year growth rates generally appear to be proving as expected.
As shown below, revenue growth initially decreased and then increased as the consumption-based pricing model went into effect. ASP and RPO have generally decreased. Customer Engagement has increased.

	July 31, 2022	October 31, 2022	January 31, 2023	April 30, 2023	July 31, 2023	October 31, 2023	January 31, 2024
Total revenue (in thousands)	$65,308	$62,408	$66,669	$72,410	$72,362	$73,229	$78,401
% growth year-over-year	25%	7%	(4)%	—%	11%	17%	18%

Average selling price (in thousands)	$1,426	$825	$1,899	$1,156	$755	$665	$1,206

Customer Engagement	223	223	247	287	334	404	445
% growth year-over-year				35%	50%	81%	80%
% growth quarter-over-quarter	5%	—%	11%	16%	16%	21%	10%

Customer Count	228	236	236	244
% growth year-over-year	27%	16%	8%	9%

RPO (in thousands)	$458,209	$417,320	$403,159	$381,437	$334,560	$303,552	$286,867
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
In the second quarter of fiscal year 2023, we announced a change to our go-to-market strategy including a way for new customers to subscribe for our products at smaller initial contract sizes and pay for services based on their monthly consumption of vCPU and vGPU hours. Customers generally begin with a one to two-quarter-long pilot which includes the necessary resources required to deploy the C3 AI Platform and/or C3 AI Applications and receive necessary training to operate and maintain the software in production use. Following the pilot period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours utilized as the metric to calculate payment or enter into a time-certain multiperiod commitment that may include consumption charges.
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
Over the course of our history, we have continued to innovate our product offerings, expand our market reach, and evolve our business model to better serve the needs and use cases of our ever-growing customers. Today, our relationships with customers take a myriad of different forms, ranging from free trials of C3 Generative AI on the AWS Marketplace, $25 licenses of C3 AI Ex Machina to individual data scientists, to enterprise-level limited time trials and pilots, to multi-million-dollar long-term enterprise-wide agreements for C3 AI Applications and/or the C3 AI Platform. The number of individual departments and divisions within our customer base using our applications and/or applications they have built on our platform continues to expand. The move to our new consumption-based pricing model, while being the right model for our business evolution, adds yet another permutation to our customer relations. While the bulk of our new business volume consists of pilots followed by consumption-based pricing or time-certain multiperiod commitments that may include consumption-based pricing, we continue to employ our historic pricing models in certain circumstances, including the expansion of existing agreements and renewals. We also have reseller relationships that sell our solutions to their end customers.
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
Our best estimate of Customer Engagement was 445 and 247 as of January 31, 2024 and 2023, respectively.
Key Business Metric
Particularly as it relates to our legacy subscription-based pricing agreements, we monitor remaining performance obligations, or RPO, as a metric to help us evaluate the health of our business, identify trends affecting our growth, and formulate goals and objectives. RPO is not necessarily indicative of future revenue growth because it is not applicable to pay-as-you go consumption pricing agreements. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $286.9 million and $381.4 million as of January 31, 2024 and April 30, 2023, respectively. In fiscal year 2023, we successfully completed our transition from a subscription-based pricing model to a consumption-based pricing model for new customers. While the immediate-term effect of this transition lowers revenue growth and decreases RPO, we believe the medium- and long- term effect provides a substantial accelerator to revenue growth.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of January 31, 2024 is comprised of $41.3 million related to deferred revenue and $245.6 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2023 is comprised of $47.9 million related to deferred revenue and $333.5 million of commitments from non-cancellable contracts.
RPO excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts. RPO also excludes any future resale commitments by our strategic partners until those end customer contracts are signed. Cancellable backlog, not included in RPO, was $44.9 million and $40.2 million as of January 31, 2024 and April 30, 2023, respectively.
As we continue our transition to a consumption-based pricing model, RPO decreases in importance as a key business metric.
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
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 14% and 17% of our total revenue for the three months ended January 31, 2024 and 2023, respectively, and 15% and 20% of our total revenue for the nine months ended January 31, 2024 and 2023, respectively, from international customers.
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

Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of term licenses, stand-ready COE support services, trials and pilots of our applications, and software-as-a-service offerings. Sales of our term licenses grant our customers the right to use our software, either on their own cloud instances or their internal hardware infrastructures, during the contractual term. We also offer a premium service model through our COE. Sales of our software-as-a-service offerings include a right to use our software during the contract term. Our subscription contracts are generally non-cancellable and non-refundable, and we recognize revenue over the contract term on a ratable basis. In addition, customers pay a usage-based runtime fee for our C3 AI Software for specified levels of guaranteed minimum consumption. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We currently have a small number of customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
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
We expect research and development expense to increase in absolute dollars as we continue to invest in our existing and future product offerings. We may experience variations from period to period with our total research and development expense as a percentage of revenue as we develop and deploy new applications targeting new use cases and new industries. Over a longer horizon, we anticipate that research and development expense as a percent of total revenue will decline.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue
Subscription	$70,400	$57,043	$198,201	$173,577
Professional services	8,001	9,626	25,791	20,808
Total revenue	78,401	66,669	223,992	194,385
Cost of revenue
Subscription (1)	32,273	21,294	93,644	54,551
Professional services (1)	841	977	3,399	6,878
Total cost of revenue	33,114	22,271	97,043	61,429
Gross profit	45,287	44,398	126,949	132,956
Operating expenses
Sales and marketing (1)	57,140	43,497	150,920	131,420
Research and development (1)	49,480	55,051	150,747	160,979
General and administrative (1)	21,213	17,888	61,317	57,770
Total operating expenses	127,833	116,436	362,984	350,169
Loss from operations	(82,546)	(72,038)	(236,035)	(217,213)
Interest income	9,995	6,987	30,597	13,749
Other income (expense), net	409	2,032	(468)	66
Loss before provision for income taxes	(72,142)	(63,019)	(205,906)	(203,398)
Provision for income taxes	489	143	863	485
Net loss	$(72,631)	$(63,162)	$(206,769)	$(203,883)
________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of subscription	$8,674	$5,996	$25,244	$15,754
Cost of professional services	309	361	1,248	1,911
Sales and marketing	17,528	18,316	52,533	54,175
Research and development	18,757	23,646	52,475	72,768
General and administrative	9,715	7,512	27,532	23,866
Total stock-based compensation expense	$54,983	$55,831	$159,032	$168,474

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

Revenue
Subscription	90%	86%	88%	89%
Professional services	10	14	12	11
Total revenue	100	100	100	100
Cost of revenue
Subscription	41	32	42	28
Professional services	1	1	2	4
Total cost of revenue	42	33	43	32
Gross profit	58	67	57	68
Operating expenses
Sales and marketing	73	65	67	68
Research and development	63	83	67	83
General and administrative	27	27	27	30
Total operating expenses	163	175	163	181
Loss from operations	(105)	(108)	(106)	(113)
Interest income	13	10	14	7
Other income (expense), net	1	3	—	—
Loss before provision for income taxes	(92)	(95)	(93)	(106)
Provision for income taxes	1	—	—	—
Net loss	(93)%	(95)%	(93)%	(106)%
Comparison of the Three and Nine Months Ended January 31, 2024 and 2023
Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Revenue
Subscription	$70,400	$57,043	$13,357	23%	$198,201	$173,577	$24,624	14%
Professional services	8,001	9,626	(1,625)	(17)%	25,791	20,808	4,983	24%
Total revenue	$78,401	$66,669	$11,732	18%	$223,992	$194,385	$29,607	15%
Subscription revenue accounted for 90% and 86% of our total revenue for the three months ended January 31, 2024 and 2023, respectively. Subscription revenue increased by $13.4 million, or 23%, for the three months ended January 31, 2024, compared to the same period last year. Approximately 29% and 12%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 71% and 88%, respectively, was attributable to revenue from existing customers for the three months ended January 31, 2024 and 2023, respectively.
Subscription revenue accounted for 88% and 89% of our total revenue for the nine months ended January 31, 2024 and 2023, respectively. Subscription revenue increased by $24.6 million, or 14%, for the nine months ended January 31, 2024, compared to the same period last year. Approximately 19% and 9%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 81% and 91%, respectively, was attributable to revenue from existing customers for the nine months ended January 31, 2024 and 2023, respectively.

Professional services revenue decreased by $1.6 million, or 17%, for the three months ended January 31, 2024, compared to the same period last year, predominantly due to a decrease in prioritized engineering services of $1.5 million, and a decrease in professional services of $0.1 million as a result of a decrease in the number of service projects for C3 AI Platform and C3 AI Applications customers.
Professional services revenue increased by $5.0 million, or 24%, for the nine months ended January 31, 2024, compared to the same period last year, predominantly due to an increase in prioritized engineering services of $4.1 million, and an increase in professional services of $0.9 million as a result of an increase in the number of service projects for C3 AI Platform and C3 AI Applications customers.
Cost of Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Cost of revenue
Subscription	$32,273	$21,294	$10,979	52%	$93,644	$54,551	$39,093	72%
Professional services	841	977	(136)	(14)%	3,399	6,878	(3,479)	(51)%
Total cost of revenue	$33,114	$22,271	$10,843	49%	$97,043	$61,429	$35,614	58%
The increase in cost of subscription revenue for the three months ended January 31, 2024 compared to the same period last year was primarily due to higher personnel-related costs of $6.6 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, increased cloud services costs of $2.4 million, increased third-party outsourcing costs of $1.0 million, and increased facilities costs of $0.1 million.
The increase in cost of subscription revenue for the nine months ended January 31, 2024 compared to the same period last year was primarily due to higher personnel related costs of $26.1 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, increased cloud services costs of $6.3 million, increased third-party outsourcing costs of $2.5 million, and increased facilities costs of $1.2 million.
The decrease in cost of professional services revenue for the three months ended January 31, 2024 compared to the same period last year was primarily due to lower personnel related costs of $0.1 million due to a decrease in the number of service projects.
The decrease in cost of professional services revenue for the nine months ended January 31, 2024 compared to the same period last year was primarily due to lower personnel related costs of $1.9 million, lower facilities costs of $0.5 million, and lower overhead costs of $0.4 million.

Gross Profit and Gross Margin

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Gross profit	$45,287	$44,398	$889	2%	$126,949	$132,956	$(6,007)	(5)%
Gross margin
Subscription	54%	63%			53%	69%
Professional services	89%	90%			87%	67%
Total gross margin	58%	67%			57%	68%
The decrease in total gross margins for the three months ended January 31, 2024 compared to the same period last year was driven by a decline in subscription margin. The subscription margin for the three months ended January 31, 2024 decreased due to increased personnel related costs as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, compared to the same period last year. The professional service margin was flat for the three months ended January 31, 2024 compared to the same period last year.
The decrease in total gross margins for the nine months ended January 31, 2024 compared to the same period last year was driven by decline in subscription margin, offset by an increase in professional service margin. The subscription margin for the nine months ended January 31, 2024 decreased due to increased personnel-related costs as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, compared to the same period last year. The professional service margin for the nine months ended January 31, 2024 increased primarily due to the mix of professional services provided, and due to lower personnel-related costs, compared to the same period last year.
Operating Expenses

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Operating expenses
Sales and marketing	$57,140	$43,497	$13,643	31%	$150,920	$131,420	$19,500	15%
Research and development	49,480	55,051	(5,571)	(10)%	150,747	160,979	(10,232)	(6)%
General and administrative	21,213	17,888	3,325	19%	61,317	57,770	3,547	6%
Total operating expenses	$127,833	$116,436	$11,397	10%	$362,984	$350,169	$12,815	4%
Sales and Marketing. The increase in sales and marketing expense for the three months ended January 31, 2024 compared to the same period last year was primarily due to increased advertising spend of $5.8 million, increased marketing costs of $2.8 million, increased personnel-related costs of $2.2 million as a result of additional headcount and overall costs to support the growth in our business, increased stock-based compensation primarily related to additional equity awards granted to current and new employees, and increased marketing event costs of $1.7 million.
The increase in sales and marketing expense for the nine months ended January 31, 2024 compared to the same period last year was primarily due to increased marketing costs of $8.2 million, increased advertising spend of $4.4 million, increased personnel-related costs of $4.0 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, and increased marketing event costs of $1.8 million.
Research and Development. The decrease in research and development expense for the three months ended January 31, 2024 compared to the same period last year was primarily due to lower personnel-related costs of $7.6 million, and lower overhead costs of $0.5 million, partially offset by increased cloud services costs of $2.7 million.

The decrease in research and development expense for the nine months ended January 31, 2024 compared to the same period last year was primarily due to lower personnel-related costs of $19.7 million, partially offset by higher hosting costs of $9.4 million.
General and Administrative. The increase in general and administrative expense for the three months ended January 31, 2024 compared to the same period last year was primarily due to increased personnel-related costs of $2.0 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, and increased professional services costs of $1.3 million.
The increase in general and administrative expense for the nine months ended January 31, 2024 compared to the same period last year was primarily due to increased professional services costs of $2.6 million, and increased personnel-related costs of $2.1 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, partially offset by lower corporate insurance costs of $1.4 million.
Interest Income

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Interest income	$9,995	$6,987	$3,008	43%	$30,597	$13,749	$16,848	123%
The increase in interest income for the three months ended January 31, 2024 compared to the same period last year was primarily the result of higher prevailing interest rates on our marketable securities portfolio.
The increase in interest income for the nine months ended January 31, 2024 compared to the same period last year was primarily the result of higher prevailing interest rates on our marketable securities portfolio.
Other (Expense) Income, Net

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Other income (expense), net	$409	$2,032	$(1,623)	(80)%	$(468)	$66	$(534)	(809)%
The decrease in other income (expense), net for the three months ended January 31, 2024 compared to the same period last year was primarily due to higher foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances, in the three months ended January 31, 2024.
The decrease in other income (expense), net for the nine months ended January 31, 2024 compared to the same period last year was primarily due to higher foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances, in the nine months ended January 31, 2024.
Provision for Income Taxes

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Provision for income taxes	$489	$143	$346	242%	$863	$485	$378	78%
The change in provision for income taxes for the three and nine months ended January 31, 2024 compared with the same period last year was primarily related to foreign and state tax expense.

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

	Nine Months Ended January 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(83,705)	$(142,745)
Less:
Purchases of property and equipment	(22,718)	(59,767)
Capitalized software development costs	(2,750)	(1,000)
Free cash flow	$(109,173)	$(203,512)
Net cash (used in) provided by investing activities	$(92,600)	$116,385
Net cash provided by (used in) financing activities	$6,037	$(2,451)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of January 31, 2024 and April 30, 2023, we had $114.6 million and $284.8 million of cash and cash equivalents and $608.8 million and $527.6 million of marketable securities, respectively, which were held for working capital purposes. Our short-term and long-term marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $1,017.0 million as of January 31, 2024. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(83,705)	$(142,745)
Net cash (used in) provided by investing activities	$(92,600)	$116,385
Net cash provided by (used in) financing activities	$6,037	$(2,451)
Net decrease in cash, cash equivalents, and restricted cash	$(170,268)	$(28,811)
Operating Activities. Net cash used in operating activities of $83.7 million for the nine months ended January 31, 2024 was due to our net loss of $206.8 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $159.0 million, accretion of discounts on marketable securities of $13.2 million, depreciation and amortization of $9.5 million, and $33.0 million of cash outflows related to changes in operating assets and liabilities. The $33.0 million of cash outflows related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $38.9 million, a decrease to deferred revenue of $6.5 million, a decrease in accounts payable of $4.9 million, and an increase in prepaid expenses, other current assets and other assets of $3.4 million. This was partially offset by cash inflows related to an increase in lease liabilities of $14.3 million, and an increase in other liabilities of $6.3 million.
Net cash used in operating activities of $142.7 million for the nine months ended January 31, 2023 was due to our net loss of $203.9 million adjusted for non-cash charges for stock-based compensation of $168.5 million, depreciation and amortization of $3.3 million, and non-cash operating lease cost of $5.8 million. The $114.6 million cash outflow related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $63.6 million inclusive of an increase in related party balances of $46.3 million, a decrease in accounts payable of $26.3 million, a decrease to deferred revenue of $10.2 million inclusive of an increase in related party balances of $0.2 million, an increase in prepaid expenses, other current assets and other assets of $7.7 million, a decrease in other liabilities of $4.6 million, and a decrease in lease liabilities of $3.3 million. This was partially offset by cash inflows related to an increase to accrued compensation and employee benefits of $1.1 million.
Investing Activities. Net cash used in investing activities of $92.6 million for the nine months ended January 31, 2024 was attributable to purchases of marketable securities of $657.4 million and capital expenditures of $25.5 million mainly related to the leasehold improvements associated with the new leased space, offset by maturities and sales of marketable securities of $590.3 million.
Net cash provided by investing activities of $116.4 million for the nine months ended January 31, 2023 was attributable to maturities and sales of marketable securities of $674.4 million, offset by the purchases of marketable securities of $497.3 million and capital expenditures of $60.8 million mainly related to the leasehold improvements associated with the new leased space.
Financing Activities. Net cash provided by financing activities of $6.0 million during the nine months ended January 31, 2024 was due to $11.4 million of proceeds from the exercise of stock options for Class A common stock and $5.1 million of proceeds from the issuance of Class A common stock under the ESPP, offset by $10.4 million of taxes paid related to net share settlement of equity awards.
Net cash used in financing activities of $2.5 million during the nine months ended January 31, 2023 was due to $4.8 million of taxes paid related to net share settlement of equity awards, offset by $2.4 million of proceeds from the exercise of stock options for Class A common stock.

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
Interest Rate Risk
As of January 31, 2024, we had cash, cash equivalents, and marketable securities of $723.3 million. As of April 30, 2023, we had cash, cash equivalents, and marketable securities of $812.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of January 31, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the three months ended January 31, 2024 and 2023, approximately 4% and 8%, respectively, and for the nine months ended January 31, 2024 and 2023, approximately 5% and 9%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currencies, but we may do so in the future if our exposure to foreign currencies should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Except as disclosed in Note 6. Commitments and Contingencies—Legal Proceedings in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company is not presently a party to any other such litigation the outcome of which, the Company believes, if determined adversely to the Company, would individually, or taken together, have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $72.6 million and $63.2 million for the three months ended January 31, 2024 and 2023, respectively, and $206.8 million and $203.9 million for the nine months ended January 31, 2024 and 2023, respectively. As a result, we had an accumulated deficit of $1.0 billion as of January 31, 2024. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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
Our results of operations may fluctuate, in part, because of the complexity of customer problems that our C3 AI Software address, the resource‑intensive nature of our sales efforts, the length and variability of the sales cycle for our C3 AI Software, and the difficulty in making short‑term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle can vary substantially from customer to customer and can extend over a number of years for some customers. Our sales efforts involve educating our customers about the use, technical capabilities, and benefits of our C3 AI Software. Customers often undertake a prolonged evaluation process, which frequently involves not only our C3 AI Software but also those of other companies. In addition, the size of potential customers may lead to longer sales cycles. For instance, we invest resources into sales to large organizations and large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our C3 AI Software. Large organizations may demand additional features, support services, and pricing concessions or require additional security management or control features. Some organizations may also require an on-premise solution rather than a cloud solution, which potentially requires additional implementation time and potentially a longer sales cycle. We may spend substantial time, effort and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our C3 AI Software widely enough across their organization to justify our substantial upfront investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.
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
Other subscription-based software companies often report on metrics such as net dollar-based revenue retention rate, annual recurring revenue or other revenue metrics, and investors and analysts sometimes look to these metrics as indicators of business activity in a period for businesses such as ours. However, due to our dependence on a small number of high-value customer contracts, these metrics are not accurate indicators of future revenue for any given period of time because the gain or loss of even a single high-value customer contract could cause significant volatility in these metrics. If investors and analysts view our business through these metrics, the trading price of our Class A common stock may be adversely affected.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA), applies to personal data of consumers, business representatives and employees who are California residents, and imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and honoring requests of such individuals to exercise certain privacy rights related to their personal data. The CCPA provides for statutory fines for noncompliance (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states and at the federal level and local levels, and we expect more states to pass similar laws in the future, reflecting a trend toward more stringent privacy legislation in the United States. These new laws could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, as well as Canada’s Anti-Spam Legislation, or CASL, may apply to our operations. We also target customers in Asia and have operations in Japan and Singapore and may be subject to new and emerging data privacy regimes in Asia, including Singapore’s Personal Data Protection Act. In the European Economic Area, or EEA, we are subject to the European General Data Protection Regulation, or GDPR, and in the United Kingdom, or UK, we are subject to the UK data protection regime, or UK GDPR (EU GDPR and UK GDPR, collectively GDPR). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, with violations potentially resulting in an order prohibiting the processing of personal data and/or fines of up to the greater of €20 million or 4% of the annual global revenues of the noncompliant company in the European Union, and up to the greater of GBP 17.5 million or 4% of the annual global revenues in the UK; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. European and other data protection laws, including the GDPR also restrict the ability of companies to transfer personal data to the United States and other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the Transatlantic Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. It is unclear how data transfers from countries such as the EEA and UK to the United States will be regulated in the long term, which measures must be put in place for onward transfers, and whether or not the Transatlantic Data Privacy Framework will provide a long-term solution to managing flows of personal data from the EEA and the UK to the United States.
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
Other data protection laws in the EEA and the UK, such as those implementing the ePrivacy Directive, restrict the use of cookies and similar technologies on which our website and product rely. Regulators are increasingly focused on compliance with requirements in the online tracking ecosystem, and current national laws implementing the ePrivacy Directive are likely to be replaced in the EU by a regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. Other countries outside of Europe increasingly emulate European data protection laws. As a result, operating our business or offering our services in Europe or other countries with similar data protection laws would subject us to substantial compliance costs and potential liability and may require changes to the ways we collect and use personal data. We may also become subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as the European Data Act. Depending on how these laws are interpreted, we may have to adapt our business practices and products to comply with such obligations.

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
Our use of artificial intelligence, or AI, and machine learning, or ML, technologies (collectively, “AI/ML technologies”) may also subject us to certain privacy obligations. There is increasing U.S. and foreign activity in the regulation of AI and other similar uses of technology. In Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. We expect other jurisdictions will adopt similar laws. In the United States, several states and localities have enacted measures related to the use of AI and ML in products and services. We may have to change our business practices to comply with such obligations. For example, our employees and personnel use generative AI technologies to perform their work. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We also use AI and ML technologies in our products and services. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. Depending on how these AI laws and regulations are interpreted, we may have to make changes to our business practices and products, including our C3 AI Software, to comply with such obligations. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us retrain our AI/ML, or prevent or limit our use of AI/ML. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. Further, under privacy laws and other obligations, we may be required to obtain certain consents to process personal data and our inability or failure to do so could result in adverse consequences. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
We may also be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (MHMD) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

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
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own supply chain. For example, we have contractual and legal obligations to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems or those of subcontractors processing customer or partner data on our behalf. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach and may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations.
While we and a number of our vendors and business partners have implemented security measures and designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information security systems (such as our hardware and/ or software, including that of third parties upon which we rely), and ensure the security, privacy, integrity, confidentiality, availability, and authenticity of our information technology networks and systems, processing and information, but we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats or detect, mitigate and remediate all vulnerabilities on a timely basis. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches and vulnerabilities, or those of our vendors and business partners, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our C3 AI Software, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our C3 AI Software, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our C3 AI Software capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers was disrupted, we could incur significant liability, or our C3 AI Software, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended January 31, 2024 and 2023, 8% and 8% of our revenue, respectively, and for the nine months ended January 31, 2024 and 2023, 6% and 9% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended January 31, 2024 and 2023, 8% and 6% of our expenses, respectively, and for the nine months ended January 31, 2024 and 2023, 6% and 5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
We have Customer-Entities in more than 15 countries, and 15% of our revenue for the nine months ended January 31, 2024 was generated from customers outside of North America. As of January 31, 2024, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
As of April 30, 2023, we had net operating loss carryforwards, or NOLs, for U.S. federal and state purposes of $487.6 million and $187.8 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2029. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the Governor of California signed into law the 2020 Budget Act which temporarily suspended the utilization of NOLs and limits the utilization of research credits to $5.0 million annually for 2020, 2021, and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
As of January 31, 2024, our technology is protected by a broad patent portfolio, with 22 issued patents in the United States, 12 issued counterpart patents in a number of international jurisdictions, over 50 patent applications pending in the United States, and 85 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2040. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our C3 AI Software. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of January 31, 2024, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 21.5% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 54.8% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
As of January 31, 2024, there were outstanding options to purchase an aggregate of approximately 32,000,000 shares of our Class A common stock, and approximately 21,000,000 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Condoleezza Rice Director	Adoption	December 28, 2023	X		75,001	—	April 1, 2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
Resignation of Chief Financial Officer
On February 27, 2024, Juho Parkkinen resigned from his position as the Company’s Chief Financial Officer and was appointed Vice President of Finance, effective March 1, 2024. As Vice President of Finance, Mr. Parkkinen will continue to report to Thomas M. Siebel, our Chief Executive Officer and Chairman.
Appointment of Chief Financial Officer
On February 28, 2024, Hitesh Lath was appointed as the Company’s Chief Financial Officer, effective as of March 1, 2024. In this position, Mr. Lath will succeed Mr. Parkkinen as the Company’s principal financial officer.
Mr. Lath, age 45, has served as the Company’s Chief Accounting Officer since December 2023. From December 2006 to November 2023, Mr. Lath served in various positions at Ernst & Young LLP, including most recently as a Partner. Mr. Lath holds a Bachelor of Commerce degree from Shri Ram College of Commerce, University of Delhi and a Master of Business Administration degree from the Wharton School at the University of Pennsylvania. Mr. Lath is a Certified Public Accountant in the State of California.

In connection with his appointment as the Company’s Chief Financial Officer, the Company and Mr. Lath have entered into a new offer letter (the “Lath Offer Letter”), pursuant to which Mr. Lath will receive an annual base salary of $375,000 and will have a target bonus opportunity of 100% of his base salary. On February 28, 2024, the compensation committee of the board of directors of the Company amended Mr. Lath’s outstanding equity awards to provide for certain acceleration vesting provisions as set forth the Lath Offer Letter.
There are no arrangements or understandings between Mr. Lath and any person pursuant to which he was appointed as the Chief Financial Officer of the Company. Mr. Lath does not have a family relationship with any of the executive officers or directors of the Company. There are no transactions in which Mr. Lath had or will have an interest that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
The foregoing description of the Lath Offer Letter does not purport to be complete and is qualified in its entirety by reference to the full text of the Lath Offer Letter, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-250082	3.4	November 30, 2020
10.1*	Offer Letter by and between the Company and Hitesh Lath, dated February 28, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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
C3.ai, Inc.

Date: February 28, 2024	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2024	By:	/s/ Juho Parkkinen
Juho Parkkinen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)