Form 10-K
period 2024-04-30
C3.ai, Inc.
filed 2024-06-18
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on October 31, 2023 (the last business day of the registrant’s fiscal second quarter), based on the closing price of $24.40 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $1.7 billion.
As of June 12, 2024, the registrant had outstanding 121,317,784 shares of Class A common stock and 3,499,992 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including statements relating to the portion of our remaining performance obligations that we expect to be recognized as revenue in future periods;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our C3 AI Software, which includes our C3 AI Platform, C3 AI Applications and C3 Generative AI;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
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
•We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
•If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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

PART I
ITEM 1. BUSINESS
Overview
C3 AI is the Enterprise AI application software company. C3 AI delivers a family of fully integrated products including the C3 AI Platform, an end-to-end platform for developing, deploying, and operating Enterprise AI Applications; C3 AI Applications, a portfolio of industry-specific SaaS Enterprise AI applications that enable the digital transformation of organizations globally; and C3 Generative AI - a unified knowledge source that combines the power of foundational large language models (LLMs), retrieval models, and the C3 AI Platform, to enable enterprise users to rapidly locate, retrieve, reason, and act on enterprise data and insights through an intuitive search and chat interface.
The C3 AI Platform and C3 AI Applications — built with our patented model-driven architecture — enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. Our C3 AI software platform also enables developers to rapidly build applications without having to write complex, lengthy, structured programming code to define, control, and integrate the many requisite data and microservices components to work together; we significantly reduce the effort and complexity of the Enterprise AI software engineering problem.
C3 Generative AI provides enterprise users with a transformative user experience using a natural language interface to rapidly locate, retrieve, and present relevant data from across the entire corpus of an enterprise’s information systems. C3 Generative AI enables rapid access to information, analyses, and predictive analytics associated with and derived from enterprise and external systems while respecting access controls. C3 Generative AI is built natively into the C3 AI Platform and available with every C3 AI Application.
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
We offer three primary families of software solutions, which we collectively refer to as our C3 AI software:
•The C3 AI Platform, our core technology, is a comprehensive, end-to-end application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications of any type.
•C3 AI Applications, built using the C3 AI Platform, is a portfolio of pre-built, extensible, industry-specific and application-specific SaaS Enterprise AI applications that can be rapidly installed and deployed.
•C3 Generative AI, combines the utility of large language models, generative AI, reinforcement learning, natural language processing, and the C3 AI Platform to rapidly locate, retrieve, and present information, disparate data stores, applications, and enterprise information systems.
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
The C3 AI Platform enables us and our customers to develop Enterprise AI applications by using conceptual models of all the elements required by the application — including data objects (e.g., customer, order, contract), computing resources (e.g., database, storage, messaging), data processing services (e.g., stream processing, batch processing), AI and ML services e.g., (model training, model pipeline management) — instead of having to write complex, lengthy code. This approach vastly reduces technical complexity for developers and the amount of code they need to write. The C3 AI Platform provides comprehensive capabilities to rapidly develop, deploy, and operate Enterprise AI applications at scale, including:
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
•Operational and Security Services. Cohesive core platform services (e.g., access control, data encryption, cybersecurity, time-series services, normalization, data privacy).
•C3 AI Studio. A low-code/no-code visual toolkit for developing, deploying, and operating Enterprise AI applications.
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
Three core applications comprise the C3 AI Defense & Intelligence Suite:
•C3 AI Readiness, today configured across over 15 aircraft platforms, applies AI and advanced ML to help reduce unscheduled maintenance, preposition spare parts, and increase mission capability.
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
C3 Generative AI
Generative AI models have attracted significant attention in the last year due to capability improvements published by OpenAI, Google, Anthropic, Meta, Mistral, and others. These transformer-based models are proving valuable at parsing, understanding, and generating natural language, images, videos, and other forms of content. C3 AI is in a unique position to apply and augment these technologies to solve enterprise problems at scale.
The C3 AI Platform unifies omni-modal data – text, images telemetry, structured tables, etc. and offers all of the platform services necessary and sufficient for enterprise-class generative AI applications, including the services and pipelines to run, train, and host, and manage transformer AI models (or invoke externally managed models), and associated retriever models and other agents, tools, and pipelines.
C3 Generative AI is a unified knowledge source that enables enterprise users to rapidly locate, retrieve, and act on enterprise data and insights through an intuitive search and chat interface. By combining state-of-the-art foundational large language models (LLMs), deep learning retrieval models, and the C3 AI Platform, C3 Generative AI for Enterprise provides deep domain support for information retrieval and reasoning across disparate datasets to improve decision-making.
C3 Generative AI is built to support demanding enterprise requirements. By separating the LLM from enterprise data, and leveraging retriever models together with enterprise-class AI agents and tools. C3 Generative AI provides deterministic responses with full traceability to the exact source, supports granular enterprise access control requirements, minimizes the risk of hallucination, reduces the risk of LLM-caused information leakage, and supports multiple LLM/foundation models.
C3 Generative AI is available with all C3 AI Applications to transform the human-computer interaction model between an end user and the underlying data and insights.
Customers also can use C3 Generative AI standalone, applied to their existing enterprise data sources, lakes, data warehouses, applications, and relevant external datasets. C3 Generative AI can be extended using the capabilities of the C3 AI Platform to meet complex enterprise requirements, allowing for the use of the natural language to perform tasks like invoking external APIs, running smaller AI/ML models, and initiating complex workflows.
We believe C3 Generative AI is unique in the market, offering:
•Streamlined omni-modal data integration through a visual administrative interface, allowing queries across multiple sources such as Snowflake, Oracle, Databricks, and others, and documents in Amazon S3, Google Cloud, and others.
•Proprietary, fine-tuned foundation models for more capable, accurate, and faster structured data queries.
•Automatic support for questions and answers in over 130 languages.
•Dynamic configuration of LLMs and retrievers with no code, including automatic updates to related retrieval configurations, baseline prompts, and orchestration parameters.
•Advanced support for querying images and data tables embedded in documents.
•Enhanced accuracy with automated topic modeling and extraction of metadata from data contained in documents.
•Availability of all core product features in air-gapped environments.

•Advanced orchestration for complex queries involving multiple LLMs and retrieval tools.
•Improved C3 Generative AI co-pilot LLM to accelerate the productivity of developers and data scientists on the C3 AI Platform.
•Full extensibility to meet the unique requirement of the enterprise.
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
Consumption Pricing Model
In the first quarter of fiscal year 2023, we announced our transition to a consumption-based pricing model to adapt to more challenging macro-economic conditions, and better meet the needs of customers. This has become common for enterprise software companies and is aligned with the models of some of our biggest partners, such as Google Cloud, Microsoft Azure, Amazon Web Services, or AWS, and Baker Hughes. With the consumption-based pricing model, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges.
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
C3 AI Sales Cycle
Our typical sales cycle begins with one or more product and technical presentations about C3 AI, leading to a mapping of our capabilities to customer use cases. After mapping our capabilities to customer use cases, we typically sign a paid pilot for the C3 AI Platform, a C3 AI Application, and C3 AI Center of Excellence (COE) including support services that lasts up to six months. During that period, we work with the customer to deploy a production-level C3 AI Application. After completing a successful pilot, our customers will commonly continue to license the C3 AI Application and the C3 AI Platform for a consumption-based fee or enter into a time-certain multi-period commitment that may include consumption charges. Over time, our customers typically expand usage by adding users, expanding their use of the initial application to another use cases, purchasing additional C3 AI Applications for a subscription fee and by developing their own AI applications on the C3 AI Platform, which increases consumption-based fees as usage scales. Additionally, C3 AI can continue to support our customers as needed with our software and COE support services.

Partner Model
C3 AI’s Enterprise AI expertise and technology combined with our partners’ deep domain expertise enhances our solutions to joint customers. In fiscal year 2024, we made significant progress establishing and extending productive partnerships. Our partner ecosystem is increasingly effective at opening new doors with new customers and expanding product offerings with existing customers. In fiscal year 2024, we closed 115 agreements with and through our partner network, which includes Google Cloud, AWS, Microsoft Azure, Baker Hughes, Booz Allen, and others.
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
In March 2024, C3 Generative AI: Standard Edition, our no-code, self-service generative AI application, became available on Google Cloud Marketplace, supporting Google’s latest large language model (LLM), Gemini. With a simple, self-service, no-code onboarding flow that takes minutes to complete, C3 Generative AI: Standard Edition allows users to easily access insights from documents and unstructured files across their enterprise.
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
In November 2023, C3 AI expanded its Strategic Collaboration Agreement with AWS to deliver artificial intelligence solutions designed to solve customers’ critical business challenges across a variety of industries. C3 AI also offers its C3 Generative AI: AWS Marketplace Edition, its no-code, self-service generative AI application, on AWS Marketplace.
C3 AI and Microsoft Azure first partnered in 2018 to co-develop products and services for enterprise customers running on the Azure Infrastructure. The companies have collaborated to conduct co-marketing and co-selling strategies that rapidly scale distribution globally for their joint customers. In the third quarter of fiscal year 2023, the companies collaborated to close a global U.S. Energy company and a European technology company serving the construction and mining sectors. We cooperated to deliver a highly successful pilot engagement to a large U.S. Defense Agency. All C3 AI Applications are available in the Azure Marketplace.
C3 AI and Booz Allen established a strategic partnership in fiscal year 2023 focused on providing strategic solutions into the Government, Defense, and Intelligence sectors. C3 AI and Booz Allen are jointly going to market with the C3 AI Platform and suite of pre-built C3 AI Applications. Together the companies have trained employees on the C3 AI Platform and have closed multiple deals with the DoD’s Chief Digital and Artificial Intelligence Office and other organizations.
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

C3 AI and Fractal first partnered in 2019, through the now-acquired Neal Analytics, and during the second quarter of fiscal year 2023, we significantly expanded our services and go-to-market partnership. The companies have collaborated to support customer service engagements, co-marketing campaigns, and co-selling activities. Fractal has committed to building a C3 AI practice deployment of C3-trained engineers and data scientists. The companies have already collaborated on several successful customer engagements including implementing Advanced Metering Infrastructure (AMI) at a Fortune 500 Utilities provider.
C3 AI and Paradyme first partnered in 2021 and we expanded the partnership during the third quarter of fiscal year 2024. The companies have collaborated to accelerate the delivery of AI applications for the US Intelligence Community. The new agreement expands the number of dedicated Paradyme staff to accelerate joint selling and delivery efforts.
Sales Model
Our sales organization is organized both geographically and in vertical market sales units that cooperate to sell to and service customers. We have a highly leveraged go-to-market model comprised of a global field sales force combined with significant alliance partnerships. Each of our strategic partners-including AWS, Baker Hughes, Google Cloud, and Microsoft - has a large installed customer base with strong, established relationships, and a large global sales force that vastly extends our market coverage. We form specific sales targets and goals with each partner, enabling us to quickly and efficiently engage in customer accounts.
Early on, we focused on the oil and gas, federal, aerospace and defense, energy and utilities, manufacturing, and financial services sectors, as those industries were early adopters in Enterprise AI. We have since expanded into state and local governments, agriculture, food processing and consumer packaged goods, professional services, telecommunications, and hospitals and healthcare and are seeing increased industry diversity in our sales pipeline and pilot customer engagements. Our goal is to rapidly move down-market in the coming years to serve the small and medium business segments of each industry.
Revenue Model
Our revenue consists of software subscription and professional services revenue. The substantial majority of our revenue is generated from subscriptions to our software.
Subscriptions
Our subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, trials and pilots of our C3 AI Applications or Generative AI, and consumption-based pricing. Sales of our software licenses grant our customers the right to use our software, either on their own cloud instance or their internal hardware infrastructure, over the contractual term. We offer a premium stand-ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software over the contractual term. Customers pay a usage-based runtime fee for our C3 AI Software for specified levels of capacity. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term.
Within subscription revenue, we include revenue from our consumption-based pricing model. This model typically begins with a pilot phase which includes unlimited developer access to C3 AI Platform, one C3 AI Application or C3 Generative AI and COE support services. Following the pilot period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges.
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
Marketing
Our multichannel marketing function is focused on market education, thought leadership, account-based marketing, and demand generation. We engage the market through digital, print, and social media, virtual and physical events, including C3 Transform, our annual international user, executive, and AI thought leadership conference, and other livestreamed events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, ML, and data science. Our Chief Executive Officer, Tom Siebel — a recognized technology thought leader and author of the 2019 Wall Street Journal best seller, Digital Transformation: Survive and Thrive in an Era of Mass Extinction — is a frequent industry keynote speaker and is often interviewed by leading media, including The Wall Street Journal, The Financial Times, The Economist, Fortune, Forbes, CNBC, BloombergTV, and Yahoo! Finance.
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
As of April 30, 2024, we had 891 full-time employees, with 710 based in the United States and 181 in our international locations.

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
Recognized Enterprise AI Industry Leadership
We believe we are broadly recognized as a leader in Enterprise AI with many other industry recognitions, including Fortune 50 AI Innovators (2023), CNBC Disruptor 50 (2020, 2019, 2018), BloombergNEF Pioneer (2020), Forbes Cloud 100 (2020, 2019, 2018, 2017), The Financial Times’ The Americas’ Fastest Growing Companies (2024, 2023, 2022, 2021), Deloitte Technology Fast 500 (2019), and EY Entrepreneur of the Year (2018, 2017) and have been named to the Constellation ShortListTM for Cloud-Based Data Science & Machine Learning Platforms (2024), Constellation ShortList™ for Artificial Intelligence & Machine Learning Cloud Platforms (2023, 2022, 2020), a leader by Forrester Wave: AI/ML Platforms (Q3 2022), and Forrester Wave: Industrial IoT Software Platforms (2019, 2018), and IDC MarketScape: Solutions for Industrial Platforms and Applications in Energy (2021).
Additionally, our customers have been recognized for their leadership in innovation across multiple industries:
•Georgia-Pacific was named the overall winner in the IDC’s Future Enterprise Best in Future of Operations North America Awards (2023) for its enterprise AI program to improve reliability for its manufacturing operations. Using C3 AI Reliability, the paper product producer and manufacturer can predict a failure, hours, days, or even weeks before it happens, avoiding unplanned downtime and significant impacts to revenue and customer order delivery.
•Roche was named the winner in the category of Operational Risk Management in the Verdantix 2023 EHS Innovation Excellence Awards Americas for harnessing AI and machine learning to resolve complex problems, resulting in improved safety, asset reliability, production and cost management.
•Baker Hughes was named a winner in the Constellation Research 13th Annual SuperNova Awards (2023) in the category of ESG & Sustainability for its work using AI to develop a more efficient, strategic ESG stakeholder materiality assessment process. Using C3 AI ESG, the company was able to design an intelligent ESG assessment process and used the resulting AI analyses to advise the development of a sustainability strategy geared towards catalyzing opportunity and buffering risk by focusing on the areas that matter. These insights help the team transition time spent from manually monitoring reams of data sources to driving strategic initiatives that improve ESG performance.
•The San Mateo County Sheriff’s Office was named a winner in the IDC Government Insights’ sixth annual Smart Cities North America Awards (2023) in the category of data-driven policing for implementing C3 AI Law Enforcement for analytics-powered public safety.
•Con Edison’s work with C3 AI was recognized in the IDC Future Enterprise Best in Future of Intelligence North America Awards (2022).
•The U.S. Air Force’s use of the C3 AI Readiness solution as a platform of choice was recognized in the Constellation SuperNova Awards (2021).
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
The big data and application demands of enterprise-scale AI applications require numerous underlying interdependent elements. These include enterprise data, extraprise data, sensor data, data persistence services, data streaming services, messaging services, analytics services, ML services, security services, data visualization, application development services, application monitoring services, and scores to hundreds more. With a traditional structured programming approach, developers spend significant time and effort to write extensive code to define, manage, connect, and control each element. This often results in overwhelming complexity and highly brittle applications that can break any time an underlying element is changed or updated - we believe this is a primary reason why the vast majority of AI efforts have not been deployed into production at enterprise scale.
By contrast, our model-driven architecture provides an abstraction layer, that allows our partners and our customers, as well as our internal C3 AI developers, to build or customize Enterprise AI applications by using conceptual models of all the elements an application requires. C3 AI provides a library of tens of thousands of prebuilt conceptual models that can be easily modified and extended, and developers can efficiently create their own models as well. These prebuilt, extensible models encompass a vast range of business objects (e.g., customer, order, contract), physical systems and subsystems (e.g., engine, boiler, chiller, compressor), computing resources and services (e.g., database, stream processing) — virtually anything an application requires can be represented as a model in our model-driven architecture. To ensure ongoing operability of our thousands of prebuilt and extensible models on different underlying infrastructure (e.g., AWS, Google Cloud, Microsoft Azure), our automated testing continuously executes approximately 60,000 tests and security scans with each change or update we make to our software or infrastructure.
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
Strategic Competitive IP Advantage
We enjoy a rich patent portfolio that is a substantial competitive advantage, both offensive and defensive, in the Enterprise AI market - most notably, U.S. patents (No. 10,817,530, No. 10,824,634 and No. 11,954,112) which were granted for systems and methods for data processing and enterprise AI applications.
Our patent portfolio covers the key capabilities of our model-driven architecture that are the foundation of our highly differentiated technology. This includes methods, systems, and devices for data aggregation and unification, times-series data processing, data abstraction, ML implementation, generative AI and much more.
As of April 30, 2024, our technology is protected by a broad patent portfolio, with 23 issued patents in the United States, 15 issued counterpart patents in a number of international jurisdictions, over 45 patent applications pending in the United States, and 85 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2039. We continually review our development efforts to assess the existence and patentability of new intellectual property.
Intellectual property is important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how, and brand. However, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position. See the section titled “Risk Factors - Risks Related to Our Intellectual Property” in Part I, Item 1A in this Annual Report on Form 10-K for a discussion of the risks associated with our intellectual property.

The C3 AI Model-Driven Architecture
Over the last four decades, the information technology industry has grown from about $120 billion globally in 1980 to almost $8.0 trillion today. During this time, the IT industry has transitioned from mainframe computing to handheld computing. The software industry has transitioned from custom applications based on mainframe standards to applications developed on a relational database foundation, to enterprise application software, to SaaS and mobile apps, and now to the AI-enabled enterprise.
The challenges that must be addressed to enable today’s Enterprise AI applications are nontrivial, as are the array of capabilities and services necessary for building and operating these applications at scale. To develop an effective Enterprise AI application, it is necessary to ingest and aggregate data from a variety of enterprise information systems, sensors, markets, and products to provide a complete view of the enterprise. In addition, the data need to be processed at the rate they arrive, in a highly secure and resilient system that addresses persistence, event processing, ML, and visualization. This requires a massive, horizontally scalable elastic distributed processing capability offered only by modern cloud platforms and supercomputer systems. The resultant data persistence requirements are staggering.
To understand this challenge, consider just a few of the requirements needed to support Enterprise AI applications:
•Data Integration. A prerequisite to AI at industrial scale is the availability of a unified, federated image of all the data contained in the multitude of (1) internal data, including enterprise information systems (e.g., ERP, CRM, SCADA, HR, MRP) and sensor IoT networks; and (2) external data, including weather, terrain, satellite imagery, social media, trade data, biometrics, pricing, and market data.
•Data Persistence. The data aggregated and processed includes every type of structured and unstructured data imaginable, including personally identifiable information, images, text, video, telemetry, voice, and network topologies. As there is no one size fits all database optimized for all these data types, there is a need for a multiple database technologies.
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
•Machine Learning Services. The whole point of these systems is to enable data scientists to develop and deploy ML models. There is a range of tools necessary to enable that, including Jupyter Notebooks, R Studio, Azure ML, Amazon Sagemaker, and Google Vertex AI. Increasingly important is an extensible curation of ML libraries such as PyTorch, TensorFlow, Keras, Hugging Face transformers, and XGBoost. An effective AI and IoT platform needs to support them all.
•Data Visualization Tools. Any viable AI architecture needs to enable a rich and varied set of data visualization tools including Microsoft Power BI, Google Data Studio, Looker, Tableau, and others.
•Developer Tools and UI Frameworks. An organization’s IT development and data science teams each have adopted and become comfortable with a set of application development frameworks and user interface development tools. An AI and IoT platform must support all of these tools — including Visual Studio, Jupyter Lab, JetBrains IDEs, React, Angular, and VueJS — or it will be rejected as unusable by the IT development teams.
•Open, Extensible, Future-Proof. The current pace of software and algorithm innovation is accelerating. An AI and IoT platform architecture must provide the capability to replace any components with next-generation improvements; in the era of generative AI, that means the constant stream of newly released and ever-more-powerful LLMs. Moreover, the platform must enable the incorporation of any new open source or proprietary software innovations without adversely affecting the functionality or performance of an organization’s existing applications. This is a level-zero requirement.

The C3 AI Platform — built with model-driven architecture — has been refined, tested, and proven in some of the most demanding industries and production environments from electric utilities and manufacturing to oil and gas and defense, comprising petabyte-scale datasets from thousands of vastly disparate source systems, massive volumes of high-frequency time series data from millions of devices, and hundreds of thousands of ML models.
Awash in “AI Platforms”
Today the market is awash in AI solutions that provide component parts to design, develop, provision, and operate Enterprise AI applications, including Cassandra, Cloudera, DataStax, AWS IoT, and Hadoop. AWS, Microsoft Azure, and Google Cloud each offer an elastic cloud computing platform and an increasingly innovative library of microservices that can be used for data aggregation, ETL, queuing, data streaming, MapReduce, continuous analytics processing, ML services, and data visualization. An array of open source software offerings cater to data management, machine learning services, and analytics. While these products are useful, we believe that none offers the scope of utility necessary and sufficient to rapidly design, develop and deploy Enterprise AI applications.
“Do It Yourself” Enterprise AI?
Software innovation cycles follow a typical pattern. Early in the cycle, companies often take a do-it-yourself approach and try building the new technology themselves. Just as happened with the introduction of ERP and CRM software in prior innovation cycles, the initial reaction of many IT organizations is to try to internally develop a general-purpose Enterprise AI and IoT platform, using open source software with a combination of microservices from cloud providers like AWS and Google Cloud.
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

The C3 AI Platform: Model-Driven Architecture
The notion of a model-driven architecture was developed at the beginning of the 21st century in response to the growing complexity of enterprise application development requirements. Although structured programming remains the state of the art for many applications today, it breaks down with the complexity and scale required for modern Enterprise AI and IoT applications, resulting in a Gordian knot. Model-driven architecture provides the knife to cut the Gordian knot of structured programming for highly complex problems. The C3 AI Platform is designed and built with a model-driven architecture.
Central to a model-driven architecture is the concept of a “model” that serves as an abstraction layer to simplify the programming problem. Using models, the programmer or application developer does not have to be concerned with all the data types, data interconnections, and processes that act on the data associated with any given entity, e.g., customer, tractor, doctor, or fuel type. He or she simply needs to address the model for any given entity, e.g., customer, and all the underlying data, data interrelationships, pointers, APIs, associations, connections, and processes associated with or used to manipulate those data are abstracted in the model itself.
Using the C3 AI Platform and its model-driven architecture, virtually anything can be represented as a model - even, for example, applications, including databases, natural language processing engines, and image recognition systems. Models also support a concept called inheritance. An AI application built with the C3 AI Platform might include a model called relational database, that in turn serves as a placeholder that might incorporate any relational database system like Oracle, Postgres, Aurora, Spanner, or SQL Server. A key-value store model might contain Cassandra, HBase, Cosmos DB, or DynamoDB.
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
A requirement for the new AI technology stack — that the C3 AI Platform delivers — is polyglot cloud deployment capability: the ability to mix various services from multiple cloud providers and to easily swap and replace those services. The cloud vendors provide the market a great service by enabling instant access to virtually unlimited horizontally scalable computing capacity and effectively infinite storage capacity at exceptionally low cost. As the cloud vendors aggressively compete with one another on price, the cost of cloud computing and storage is consistently decreasing.
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
The consumption-based pricing model helps us better meet the needs of our customers by making it easier and less costly to adopt our products and services. With the consumption-based pricing model, customers start with pilots which are subscription for unlimited developers access to the C3 AI Platform, one C3 AI Application or C3 Generative AI and COE support services of up to six-months. After completing a successful pilot, our customers may continue to license the C3 AI Application and the C3 AI Platform for a consumption-based fee or enter into a time-certain multi-period commitment that may include consumption charges.
After we help our customers solve their initial use cases, they frequently identify incremental opportunities within their operations and expand their use of our products. The increased engagement is measured by a combination of increased vCPU/vGPU usage, increased C3 AI Software subscriptions and subscriptions to the C3 AI Platform for in-house AI application development.
We are focusing on certain markets and verticals that provide us substantial growth opportunities and demand for our products, such as the federal, defense and aerospace industry and the state and local industry.

Our release of the C3 Generative AI solutions in March 2023 is receiving considerable interest, and is a key part of our growth strategy. We closed 13 agreements for C3 Generative AI in the fourth quarter of fiscal year 2024 with large enterprises, and are working through a substantial pipeline of C3 Generative AI opportunities. The C3 AI generative application is available on both AWS Marketplace and the Google Cloud Marketplace.
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
We announce material information to the public through a variety of means, including filings with the SEC, press releases, public conference calls, our website (c3.ai), the investor relations section of our website (ir.c3.ai), X (formerly Twitter) (@C3_AI), and LinkedIn (@C3-AI-Enterprise-AI) accounts. We use these channels to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Further, corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters, is also available on our investor relations website.

The content of or accessible through our websites or our social media channels are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or social media channels are inactive textual references only.
ITEM 1A. RISK FACTORS
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, C3 AI Software (which includes our C3 AI Platform, C3 AI Applications and C3 Generative AI), reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Our Industry
We have a history of losses, we anticipate our operating expenses will continue to increase in the future, and we may not be able to achieve or maintain profitability in the future.
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $279.7 million, $268.8 million, and $192.1 million for the fiscal years ended April 30, 2024, 2023, and 2022 respectively. As a result, we had an accumulated deficit of $1,089.9 million as of April 30, 2024. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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
In addition, our future success depends on our ability to sell additional subscriptions for our C3 AI Software to our existing customers, and our customers renewing their subscriptions when the contract term expires. Our customers generally have no contractual obligation to renew, upgrade, or expand their subscriptions after the terms of their existing subscriptions expire. Similarly, after completing a pilot or trial, customers do not have an obligation to continue to license our products, and we may not be able to convert pilot or trial customers into customers purchasing ongoing subscriptions or continue with a monthly consumption-based fee. In addition, our customers may opt to decrease their usage of our C3 AI Software. Given our limited experience with customer renewals of our AI products and services, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and expansion commitments may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our C3 AI Software and our customer support, the frequency and severity of software and implementation errors or other reliability issues, the pricing of our subscriptions or competing solutions, changes in their IT budget, the effects of global economic conditions, and our customers’ financial circumstances, including their ability to maintain or expand their spending levels. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. If our customers do not purchase additional subscriptions, increase their usage of our software, or renew their subscriptions with us, our business, financial condition, and results of operations may be harmed.
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
Because we derive substantially all of our revenue from subscriptions to our C3 AI Software and Center of Excellence support services, failure of Enterprise AI solutions in general and our C3 AI Software in particular to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.
We derive and expect to continue for the foreseeable future to derive substantially all of our revenue from subscriptions to our C3 AI Software and Center of Excellence support services. As such, the market acceptance of Enterprise AI solutions in general, and our C3 AI Software in particular, are critical to our continued success. Market acceptance of an Enterprise AI solution depends in part on market awareness of the benefits that Enterprise AI can provide over legacy products, emerging point products, and manual processes. In addition, in order for cloud-based Enterprise AI solutions to be widely accepted, organizations must overcome any concerns with placing sensitive information on a cloud-based platform. Demand for our C3 AI Software in particular is affected by a number of other factors, some of which are beyond our control. These factors include continued market acceptance of our C3 AI Software, the pace at which existing customers realize benefits from the use of our C3 AI Software and decide to expand deployment of our C3 AI Software across their business, the timing of development and release of new products by our competitors, technological change, reliability and security, the pace at which enterprises undergo digital transformation, and developments in data privacy regulations. We expect that the needs of our customers will continue to rapidly change and increase in complexity. We will need to improve the functionality and performance of our C3 AI Software continually to meet those rapidly changing, complex demands. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of Enterprise AI solutions in general or our C3 AI Software in particular, our business operations, financial results, and growth prospects will be materially and adversely affected.
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
Given our limited experience with our current pricing models, we may not be able to accurately predict customer renewal or retention rates. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations, and financial condition.
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
Our performance metrics, including data regarding customer engagement, and other operational data may involve judgment and therefore may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. Our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. We regularly review and may adjust our processes for calculating our metrics to improve their accuracy. If our metrics are not accurate representations of our business; if we discover material inaccuracies in our metrics or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation, interest rate fluctuations, bank failures and monetary supply shifts, as well as recession risks, which may continue for an extended period and which could result in our customer prospects and our existing customers experiencing slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Software, lengthening of sales cycles, loss of customers, and difficulties in collections. Our vendors and suppliers may experience, or may continue to experience, disruptions in their supply chains, which may result in service interruptions or additional operating expenses, and may increase the price at which our vendors and suppliers are willing to sell their products to us.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. In the past few years, numerous U.S. states - including California, Virginia, Colorado, Connecticut, and Utah - have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose strict requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA), applies to personal data of consumers, business representatives and employees who are California residents, and imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and honoring requests of such individuals to exercise certain privacy rights related to their personal data. The CCPA provides for statutory fines for noncompliance (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states and at the federal level and local levels, and we expect more states to pass similar laws in the future, reflecting a trend toward more stringent privacy legislation in the United States. These new laws could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers.

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
As such, we, or our vendors, may be unable to implement measures sufficient to lawfully transfer personal data in a manner necessary to provide our services in certain regions without incurring significant cost, or at all. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face significant adverse consequences, including the interruption or degradation of our operations, increased exposure to regulatory actions, substantial fines and penalties, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data outside of the EEA and UK to other jurisdictions, particularly the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups. Some European regulators have significantly restricted some companies’ data processing activities, including ordering certain companies to suspend or permanently cease the transfer of certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations, which has materially impacted companies’ operations revenues. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States. The United States is also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements, particularly if we transfer personal data to, or process personal data of residents of, high risk or sanctioned jurisdictions.

Other data protection laws in the EEA and the UK, such as those implementing the ePrivacy Directive, restrict the use of cookies and similar technologies on which our website and product rely. Regulators are increasingly focused on compliance with requirements in the online tracking ecosystem, and current national laws implementing the ePrivacy Directive are likely to be replaced in the EU by a regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. Other countries outside of Europe increasingly emulate European data protection laws. As a result, operating our business or offering our services in Europe or other countries with similar data protection laws would subject us to substantial compliance costs and potential liability and may require changes to the ways we collect and use personal data. We may also become subject to new laws that regulate non-personal data. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and C3 AI Software to comply with such obligations.
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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our information technologies, systems, and practices, including our C3 AI Software, possibly limiting our ability to develop new applications and features, and to those of any third parties with whom we work. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or that of the third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product; expenditure of time and resources to defend any claim or inquiry; adverse publicity; revision or restructuring of our operations; or reduced demand for our C3 AI Software. Governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate cybersecurity and the use, transfer, and other processing of non-personal information (for example, under the European Union’s Data Act), an area which has typically been the subject of very limited or no specific regulation. This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the risks and considerations may apply equally to our processing of both personal and non-personal information.
If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
Our C3 AI Software processes our customers’ proprietary and sensitive data, potentially including personal information, confidential information, protected health information, financial data, intellectual property, and trade secrets. Our C3 AI Software is built to be available on the infrastructure of third-party public cloud providers such as AWS, Microsoft Azure, and Google Cloud. We also use third parties to help us deliver services to our customers. These third parties may process personal information, protected health information, or other confidential information of our employees, partners or customers in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and payroll, content delivery to customers, and other functions. We collect such information from individuals located both in the United States and abroad and may process such information outside the country in which it was collected. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing), online and offline fraud and other malicious internet-based activity are prevalent in our industry and our customers’ industries and such attacks continue to increase. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory and other cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, nation-state-supported actors, and “hacktivists,” are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our product) or the third-party information technology systems that support us and our services. Remote work has also become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information, or our technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our platform. Any actual or potential security breach of our C3 AI Software, our operational systems, our physical facilities, or the systems or facilities of our partners, or the perception that one has occurred, could result in adverse consequences, such as litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own supply chain. For example, we have contractual and legal obligations to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data, and implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems or those of subcontractors processing customer or partner data on our behalf. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach and may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations.
While we and a number of our vendors and business partners have implemented security measures and designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information security systems (such as our hardware and/ or software, including that of third parties with whom we work), and ensure the security, privacy, integrity, confidentiality, availability, and authenticity of our information technology networks and systems, processing and information, but we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats or detect, mitigate and remediate all vulnerabilities on a timely basis. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches and vulnerabilities, or those of our vendors and business partners, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of the third parties with whom we work, has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our C3 AI Software, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our C3 AI Software, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our C3 AI Software capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers was disrupted, we could incur significant liability, or our C3 AI Software, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
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
We utilize third-party service providers to host and deliver our C3 AI Software, and any interruptions or delays in these services could impair our C3 AI Software and harm our business.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended April 30, 2024 and 2023, 6% and 8% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the fiscal years ended April 30, 2024 and 2023, 7% and 5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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

Issues raised by the use of AI, including ML, in our C3 AI Platform may result in reputational harm or liability or otherwise adversely affect our business, financial condition and results of operations.
AI is enabled by or integrated into some of the C3 AI Platform, including C3 Generative AI, and is a significant and growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, or reflect unwanted forms of bias. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues, and the enablement or integration of AI into our platforms may subject us to new or heightened legal, regulatory, ethical, or other challenges.
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
We have Customer-Entities in more than 15 countries, and 14% of our revenue for the fiscal year ended April 30, 2024 was generated from customers outside of North America. As of April 30, 2024, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
•pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our C3 AI Software, or in our decreased ability to import, export, or sell our C3 AI Software to existing or new customers in international markets;
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
Further, due to political uncertainty and military actions involving Russia, Ukraine, and surrounding regions, we and the third parties with whom we work may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our C3 AI Software. These attacks are expected to occur in the future.
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
As of April 30, 2024, we had net operating loss carryforwards, or NOLs, for U.S. federal and state purposes of $599.3 million and $249.3 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2029. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the Governor of California signed into law the 2020 Budget Act which temporarily suspended the utilization of NOLs and limits the utilization of research credits to $5.0 million annually for 2020, 2021, and 2022. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
As of April 30, 2024, our technology is protected by a broad patent portfolio, with 23 issued patents in the United States, 15 issued counterpart patents in a number of international jurisdictions, over 45 patent applications pending in the United States, and 85 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2040. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to replicate our C3 AI Software more effectively. Any of these events would harm our business.

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
Components of our C3 AI Software have been provided under the Apache License 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that we may not reproduce or distribute those open source software components as part of our C3 AI Software, may negatively impact our distribution or development of all or a portion of our solutions. In addition, at some time in the future it is possible that the license terms under which important components of the open source projects in our C3 AI Software are distributed may be modified, which could, among other consequences, negatively impact our continuing development or distribution of the software code subject to the new or modified license.
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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of April 30, 2024, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 21.3% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 54.4% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
As of April 30, 2024, there were outstanding options to purchase an aggregate of approximately 31,371,094 shares of our Class A common stock, and approximately 19,283,146 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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
From time to time, we are involved in legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial or intellectual property disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or under insured could result in unanticipated costs, potentially harming our business, financial position, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Our business could be disrupted by catastrophic events.
Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event (many of which are becoming more acute and frequent as a result of global climate change), power loss, telecommunications failure, software or hardware malfunctions, political unrest, geopolitical instability, cyberattack, war, or terrorist attack, could result in lengthy interruptions in our service. In particular, our U.S. headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our C3 AI Software to our customers would be impaired, or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Mitigation Strategies
As part of our commitment to safeguarding our assets and maintaining the integrity of our operations, C3 AI has established a comprehensive cybersecurity risk management program. This program is designed to identify, assess, and mitigate cybersecurity risks that could potentially impact our business operations, customers, and stakeholders. C3 AI employs a multi-layered approach to identify and assess cybersecurity threats. This includes:
•Regular vulnerability scanning: We conduct internal and external vulnerability scans of our systems and applications to identify potential weaknesses that attackers could exploit.
•Penetration testing: We engage independent security professionals to conduct simulated cyberattacks on our systems to assess the effectiveness of our security controls.
•Threat intelligence monitoring: We subscribe to threat intelligence feeds that provide us with real-time information about the latest cyber threats and vulnerabilities.
•Risk assessment framework: We utilize a risk assessment framework to categorize identified threats based on likelihood and potential impact on our business operations, financial stability, and reputation. This framework includes third-party vendor risk assessment to manage cybersecurity risks associated with our use of these providers. The third-party vendor risk assessment framework includes the following:
◦Perform due diligence of the vendors’ standards, including reviewing security policies, certifications, and third-party attestation and past security incidents.
◦Request vendors to complete security questionnaires and provide any security and vulnerability scans.
◦Define security expectations within the vendor contract including data security obligations, access controls, incident reporting procedures, security assessment calls if necessary and review of incident response plan, business continuity and disaster recovery plan.
•Network security: Firewalls, intrusion detection/prevention systems (IDS/IPS), and data loss prevention (DLP) solutions are deployed to monitor and filter network traffic.
•Endpoint security: Antivirus, anti-malware, and Mobile Device Management solutions are implemented on all company devices.
•Access controls: User access controls are implemented to restrict access to sensitive data and systems based on the principle of least privilege.
•Data security: Encryption solutions are used to protect sensitive data both at rest and in transit.
•Security awareness and training: We provide regular security awareness training to all employees to educate them on cybersecurity best practices and phishing attempts.
For a description of the risks from cybersecurity threats that may materially affect us, see the section titled “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.
Cybersecurity risk management is integrated with our overall enterprise risk management framework. Identified cybersecurity risks are reported through established channels to relevant stakeholders, including senior management and the Board of Directors. Mitigation strategies are prioritized and incorporated into the overall risk management plan. We continuously identify and evaluate potential cybersecurity threats. While the nature of cyber threats makes it impossible to predict all future incidents, some currently identified material cybersecurity risks include:
•Ransomware attacks that could disrupt business operations and lead to data breaches.
•Phishing attacks that could compromise employee credentials and provide unauthorized access to sensitive data.

•Supply chain attacks targeting third-party vendors with access to our systems or data.
Governance
Management is responsible for the overall implementation and effectiveness of the cybersecurity program. This includes allocating resources, establishing policies, and ensuring employee adherence to security practices. The VP of Information Security leads the cybersecurity team and reports directly to the VP of Cloud Infrastructure.
The Audit Committee of the Board of Directors has specific oversight responsibilities related to cybersecurity, including review of security controls and incident response plans. Management provides updates to the Audit Committee on cybersecurity risks and the effectiveness of our cybersecurity program.
Our commitment to security is evidenced by our certifications under ISO 27001, ISO 27017, SOC 2 Type II, HIPAA, NIST 800-171 and FedRamp Additionally, we subject our standards-based certifications to annual audits by third parties and have successfully undergone examinations such as the Health Insurance Portability and Accountability Act (HIPAA), validated by qualified third-party assessors.
There were no material cybersecurity incidents experienced by C3 AI during the fiscal year ended April 30, 2024.
ITEM 2. PROPERTIES
Our current principal executive office is located in Redwood City, California, which consists of approximately 283,015 square feet of space under a lease that expires in March 2033. As of April 30, 2024, we have acquired 262,276 square feet of space under this lease in several phases. The lease commencement date of other phases of this lease will be determined when the landlord delivers the additional leased space to us.
We lease 17 other offices around the world for our employees, including in Tysons, Virginia; Houston, Texas; New York City, New York; Atlanta, Georgia; Chicago, Illinois; Huntsville, Alabama; Boston, Massachusetts; Minneapolis, Minnesota; London, UK; Sydney, Australia; Paris, France; Bengaluru, India; Singapore, Amsterdam, Netherlands; Rome, Italy; Guadalajara, Mexico; and Munich, Germany.
We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Except as disclosed in Note 7. Commitments and Contingencies - Legal Proceedings in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company is not presently a party to any other such litigation the outcome of which, the Company believes, if determined adversely to the Company, would individually, or taken together, have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock is traded on The New York Stock Exchange, or NYSE, under the symbol “AI.” The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 50 votes. Class A and Class B common stock have a par value of $0.001 per share and are referred to as common stock throughout this Annual Report on Form 10-K, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Each share of Class B common stock will be automatically converted into one share of Class A common stock upon the earliest of the following: (i) the date that is six months following the death or incapacity of Mr. Siebel; (ii) the date that is six months following the date that Mr. Siebel is no longer providing services to the Company as an officer, employee, director, or consultant; (iii) December 11, 2040, which is the twentieth anniversary of the completion of the initial public offering, or IPO; or (iv) the date specified by the holders of a majority of the then outstanding shares of Class B common stock, voting as a separate class. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock. Refer to Note 8. Stockholders’ Equity, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K for a discussion of our conversion of Class B common stock.
Holders of Record
As of June 12, 2024, there were 123 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return to stockholders on our Class A common stock since December 9, 2020 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the S&P 500 Index and the S&P 500 Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on December 9, 2020, and its relative performance is tracked through April 30, 2024. The initial public offering price of our Class A common stock, which had a closing stock price of $92.49 on December 9, 2020, was $42.00 per share.
The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/9/2020
1/29/2021
4/30/2021
7/30/2021
10/29/2021
1/31/2022
4/29/2022
7/29/2022
10/31/2022
1/31/2023
4/28/2023
7/31/2023
10/31/2023
1/31/2024
4/30/2024
C3.ai
S&P 500 Index
S&P 500 Information Technology Index

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table contains information relating to the repurchases of our Class A common stock made by us in the three months ended April 30, 2024 (in thousands, except for share and per share amounts).

	Total Number of Shares Purchased (1)	Average Price Paid per Share
February 1 - February 28, 2024	3,321	$4.56
March 1 - March 31, 2024	—	—
April 1 - April 30, 2024	—	—
Total	3,321	$4.56
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this report to “C3.ai,” “C3 AI,” the “Company”, “we,” “our,” “us,” or similar terms refer to C3.ai, Inc. and its subsidiaries.
Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended April 30 and the associated quarters, months and periods of those fiscal years.
A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2024 compared to the fiscal year ended April 30, 2023 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2023 compared to the fiscal year ended April 30, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the Securities and Exchange Commission, or SEC, on June 22, 2023.
Overview
C3 AI is an Enterprise AI application software company.
We have built a family of software applications that enable our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications. Customers can deploy C3 AI solutions on major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide three primary families of software solutions, which we collectively refer to as our C3 AI software:
•The C3 AI Platform, our core technology, is a comprehensive, end-to-end application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications.
•C3 AI Applications, built using the C3 AI Platform, is a portfolio of pre-built, extensible, industry-specific and application-specific Enterprise AI applications that can be rapidly installed and deployed.
•C3 Generative AI, combines the utility of large language models, or LLMs, generative AI, reinforcement learning, natural language processing, and the C3 AI Platform to rapidly locate, retrieve, and present information, disparate data stores, applications, and enterprise information systems.
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

When we founded C3 AI, we believed the market for elastic cloud computing, IoT, big data, and predictive analytics software was destined to be large. That proved true. However, in 2009 the market was nascent, and the specific applications and markets were unknown. Based on Forrester’s report on the Public Cloud Market Outlook, in 2008, the global public cloud market was less than $20 billion; in 2023, it was expected to approach $500 billion. In 2008, there were less than 1 billion IoT devices worldwide;1 in 2023, that number was expected to exceed 55 billion based on the IDC report. In 2008, AI software - as we think about it today - did not exist. This year the AI software market is expected to exceed $450 billion based on the IDC report. We believe that by any standard that constitutes explosive growth.
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
Adopting the McKinsey recommendations, C3 expanded its market position, rebranded as C3 Energy, and in addition to its prior solutions, C3 Energy offered a family of predictive analytics solutions - which were reliant on emerging AI techniques including machine learning, supervised learning, and unsupervised learning. Built to address the utility value chains of power generation, transmission, distribution, and consumption, these solutions optimize the operation of large and complex power grid infrastructures. The C3 Energy utility software products expanded to include C3 AMI Operations, C3 Revenue Protection, C3 Predictive Analytics, C3 Revenue Production, and C3 Reliability.
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
During this period, the company began to offer its products to the oil and gas industry including its AI Predictive Maintenance application for oil pumps, offshore oil rigs, LNG production facilities, etc. The company continued to offer its products for energy management and energy efficiency to utility companies based on per customer pricing and to enterprises based on expected value pricing.
1 https://www.statista.com/statistics/764026/number-of-iot-devices-in-use-worldwide/

This expansion into energy markets proved successful as the company booked2 approximately $83 million in contracts and recognized $63.9 million in revenue during this period.
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
This market and product line expansion again proved successful as the company booked2 approximately $203 million in contracts and recognized $120.4 million in revenue from 2016 – 2018.
C3 AI: 2019 – Present
As the market for cloud computing, big data, IoT, and predictive analytics continued to expand, the market perception of IoT - as expressed in the literature, technical conferences, the academy, and in customer expectations - changed. While IoT had previously been considered at the confluence of sensor devices and AI applications, it was clear that IoT was becoming a concept increasingly centered on the devices - the IoT sensors themselves - with the AI applications considered a separate category. As this developed, the C3 IoT brand became confusing to the market, as many customers had the impression that the company was primarily in the business of manufacturing IoT sensors and devices.
To eliminate this market confusion, we rebranded the company C3 AI, clearly communicating that we were in the computer software business.
In addition to the products and services that the company offered since its inception, C3 AI again expanded its product offerings that now include over 90 AI production applications for the utility, oil & gas, state and local governments, financial services, manufacturing, health, and communications industries, and U.S. defense and intelligence sectors. Across industries, we introduced a number of AI application products that serve all vertical markets including C3 AI Ex Machina to address the needs of the growing citizen data science market, C3 AI CRM, C3 AI Data Vision, C3 AI ESG, and C3 Generative AI.
Again, this market expansion proved successful, enabling C3 AI to book2 over $1.4 billion in additional contracts and recognize $1.3 billion in revenue from 2019 – 2024.
C3 AI was well ahead of its time in predicting the scale of the opportunity in enterprise AI applications. We began when the market was nascent, and as the market has developed and expanded, we have expanded our branding and our market offerings to meet market expectations.
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 90%, 86% and 82% of our total revenue in the fiscal years ended April 30, 2024, 2023 and 2022, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment.
2 Unaudited

We primarily recognize revenue from subscriptions on a ratable basis over the contract term or on a usage basis for consumption-based arrangements. In addition, customers typically pay a usage-based runtime fee for production use of our C3 AI Software for specified levels of capacity. We also recognize revenue upon delivery to the customer for software licenses that do not require maintenance and support services. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. In the first quarter of fiscal year 2023, we announced a consumption-based pricing model, beginning with a pilot phase which may include access to the C3 AI Platform, one C3 AI Application or C3 Generative AI, and C3 AI Center of Excellence, or COE, support services. Following the pilot period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI COE which is included as part of the subscription when purchased.
We also generate revenue from professional services, which primarily include implementation services, training and prioritized engineering services. Professional services revenue represented 10%, 14% and 18% of our total revenue for the fiscal years ended April 30, 2024, 2023 and 2022, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
Our total revenue was $310.6 million for the fiscal year ended April 30, 2024, representing a 16% increase compared to the prior fiscal year. Our subscription revenue grew to $278.1 million for the fiscal year ended April 30, 2024, representing a 21% increase compared to the prior fiscal year.
Consumption-based Pricing Transition
We believe the transition from a primarily subscription-based pricing model to a consumption-based pricing model brought us in line with industry-standard cloud software pricing standards, making it easier and less costly for new customers to initially acquire our solutions and then increase their spending if their usage and adoption increased. We anticipated and announced that this transition would have a short-to-medium term negative effect upon revenue growth, as the average sales price was significantly reduced and the contracts often lacked a time-certain multi-period commitment. We are still in the process of working through the transition to the new pricing model.
As shown below, revenue growth initially decreased and then increased as the consumption-based pricing model went into effect. Average selling price, or ASP, and RPO have generally decreased. Customer Engagement has increased.

	July 31, 2022	October 31, 2022	January 31, 2023	April 30, 2023	July 31, 2023	October 31, 2023	January 31, 2024	April 30, 2024
Total revenue (in thousands)	$65,308	$62,408	$66,669	$72,410	$72,362	$73,229	$78,401	$86,590
% growth year-over-year	25%	7%	(4)%	—%	11%	17%	18%	20%

Average selling price (in thousands)	$1,426	$825	$1,899	$1,156	$755	$665	$1,206	$894

Customer Engagement	223	223	247	287	334	404	445	487
% growth year-over-year				35%	50%	81%	80%	70%

RPO (in thousands)	$458,209	$417,320	$403,159	$381,437	$334,560	$303,552	$286,867	$244,304

Subscription Revenue % growth year-over-year	24%	26%	—%	1%	8%	12%	23%	41%
Remaining Performance Obligations
As it relates to our legacy subscription-based pricing agreements, we monitor remaining performance obligations, or RPO. RPO is not necessarily indicative of future revenue growth because it is not applicable to pay-as-you go consumption pricing agreements. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Annual Report on Form 10-K. RPO was $244.3 million and $381.4 million as of April 30, 2024 and 2023, respectively.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of April 30, 2024 is comprised of $39.0 million related to deferred revenue and $205.3 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2023 is comprised of $47.9 million related to deferred revenue and $333.5 million of commitments from non-cancellable contracts.
RPO excludes amounts related to monthly usage-based runtime and hosting charges.
As we continue our transition to consumption-based pricing model, and lower ASP subscription contracts, we expect RPO to decline.
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

In the first quarter of fiscal year 2023, we announced a change to our go-to-market strategy including a way for new customers to subscribe for our products at smaller initial contract sizes and pay for services based on their monthly consumption of vCPU and vGPU hours. Customers generally begin with a one to two-quarter-long pilot which includes the necessary resources required to deploy the C3 AI Platform and/or C3 AI Applications and receive necessary training to operate and maintain the software in production use. Following the pilot period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours utilized as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges.
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
•Industry Partners. We have developed an alliance program to partner with recognized leaders in their respective industries, such as Baker Hughes, and Booz Allen, to develop, market, and sell solutions that are natively built on or tightly integrated with the C3 AI Platform.
•Hyperscale Cloud and Infrastructure. We have formed global strategic go-to-market alliances with hyperscale cloud providers including Amazon Web Services, or AWS, Microsoft Azure, and Google Cloud Platform, or GCP. In addition, we have strategic alliances with leading hardware infrastructure providers to deliver our software optimized for their technology. These partners include Hewlett Packard Enterprise and Intel. These partners supply infrastructure solutions, data management and processing services, or hardware and networking devices (e.g., IoT gateways) to support C3 AI product implementations and complement C3 AI’s products.
•Consulting and Services Partners. We partner with a number of systems integrators specializing in Enterprise AI implementations.
•Independent Software Vendors. We partner with Independent Software Vendors who develop, market, and sell application solutions that are natively built on or tightly integrated with the C3 AI Platform.
Customer Engagement and Product Adoption
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
Over the course of our history, we have continued to innovate our product offerings, expand our market reach, and evolve our business model to better serve the needs and use cases of our ever-growing customers. Today, our relationships with customers take a myriad of different forms, ranging from free trials of C3 Generative AI on the AWS and GCP Marketplaces, $25 licenses of C3 AI Ex Machina to individual data scientists, to enterprise-level limited time trials and pilots, to multi-million-dollar long-term enterprise-wide agreements for C3 AI Applications and/or the C3 AI Platform. The number of individual departments and divisions within our customer base using our applications and/or applications they have built on our platform continues to expand. The move to our new consumption-based pricing model, while being the right model for our business evolution, adds yet another permutation to our customer relations. While the bulk of our new business volume consists of pilots followed by consumption-based pricing or time-certain multi-period commitments that may include consumption-based pricing, we continue to employ our historic pricing models in certain circumstances, including the expansion of existing agreements and renewals. We also have reseller relationships that sell our solutions to their end customers.

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
To help us better articulate the growth in our customer base and use cases, we retained external consultants during the fiscal year ended April 30, 2023 to recommend a best-practice customer count methodology that is consistent and relies on system data and is reproducible. As a result of that review, we previously decided to change our definition to better reflect the number and level of activity of our customers, which we now define as Customer Engagement:
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
Our best estimate of Customer Engagement was 487 and 287 as of April 30, 2024 and 2023, respectively.
Key Business Metric
Pilot and trial count
Historically, our go to market strategy has focused on enterprise-wide, multi-period, large-value subscription contracts that entailed a long sales cycle, considerable sales effort and protracted negotiations. Our transition to a consumption-based pricing model for new customers helps us to better meet the needs of customers and align us with the model that is becoming common for enterprise software companies.
Our transition to a consumption-based pricing model is designed to increase the number of customers and accelerate growth by making it easier and less costly to adopt C3 AI solutions.
A consumption-based pricing model begins with a paid “Pilot” phase of up-to six months that may include developer access to the C3 AI Platform, one C3 AI Application or C3 Generative AI and COE support services. Trials are limited period agreements where a defined business problem or use case is addressed with C3 AI software and the customer is presented with the resulting insights and a working application showcasing the utility, benefit and economic value to be gained from a production deployment. Following the pilot and trial periods, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges.
We consider the Pilot and trial count as a key business metric, as it reflects trends in market penetration and customer acquisition.
We count an agreement as a pilot or trial when an agreement meeting the characteristics of a pilot or trial as described above is executed with the customer.
Since we announced the transition to consumption-based pricing model, we have executed 123 and 49 pilots and trials in fiscal year 2024 and 2023, respectively.

Factors Affecting Our Performance
We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K in Part I, Item 1A titled “Risk Factors”, that we must successfully address to sustain our growth, improve our results of operations, and establish and maintain profitability.
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
We have built a high-performance, customer-focused culture and have implemented proactive programs and processes designed to drive customer success. These include a robust customer support and success function. For example, as part of our subscription offerings, we provide our customers with the ability to establish a COE utilizing our experienced and specialized resources in key technical areas like application development, data integration, and data science to accelerate and ensure our customers’ success developing applications on our C3 AI Platform. We closely monitor the health and status of every customer account through multiple activities, including real-time monitoring, daily and weekly reports to management, as well as quarterly reviews with our customers.
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
Going forward, we expect we will attract new customers who prefer to subscribe to the C3 AI Platform and C3 AI Applications with our consumption-based pricing model. For further discussion, see the section titled “Overview - Go-to-Market Strategy” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
In the third quarter of fiscal year 2024, we announced the AWS Marketplace listing of our no-code, self-service generative AI application in AWS Marketplace. C3 Generative AI: Marketplace Edition offers a simple self-service setup that allows users to begin asking questions about their data in minutes. This new application is designed with an intuitive search and chat interface that allows users of all levels to easily and quickly find information with high precision, perform data analysis, and discover insights from documents and data.

In the fourth quarter of fiscal year 2024, we announced the C3 Generative AI: Standard Edition, our no-code, self-service generative AI application on GCP Marketplace supporting Google’s newest and most advanced LLM, Gemini. With a simple, self-service, no-code onboarding flow that takes minutes to complete, C3 Generative AI: Standard Edition allows users to easily access insights from documents and unstructured files across their enterprise.
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
Grow Our Go-to-Market and Partnership Ecosystem
In addition to the activities of our field sales organization, our success in attracting new customers will depend on our ability to expand our ecosystem of strategic partners and the number of industry verticals that they serve. Our strategic go-to-market alliances vastly extend our reach globally. Some of our most notable partners include Baker Hughes, AWS, Microsoft, and GCP. Each strategic partner is a leader in its industry, with a substantial installed customer base and extensive marketing, sales, and services resources that we can leverage to engage and serve customers anywhere in the world. Using our C3 AI Platform as the development suite, we leverage our model-driven architecture to efficiently build new cross-industry and industry-specific applications based on identifying requirements across our customer base of industry leaders and through our industry partners. Our strategy with strategic partners is to establish a significant use case and prove the value of our C3 AI Platform, C3 Enterprise AI Applications, and C3 Generative AI with a flagship customer in each industry in which we participate. We have done this with our strategic vertical industry partner in oil and gas, Baker Hughes, as well as with our iconic global customers, some of whom are deploying C3 AI technology to optimize thousands of critical assets globally across their upstream, midstream, and downstream operations. We establish formal sales and marketing plans with each partner, including specific sales goals and dedicated budgets, and we work closely with these partners to identify specific target accounts. We intend to grow the business we do with each partner and to add more partners as we expand the vertical markets we serve. We also offer revenue generating pilots of our applications as part of our customer acquisition strategy.

In June 2019, we entered into a three-year arrangement with Baker Hughes as both a leading customer and as a partner in the oil and gas industry. This arrangement included a subscription to our C3 AI Platform and C3 AI Applications for their own operations (which we refer to below as direct subscription fees), the co-exclusive right for Baker Hughes to resell our offerings worldwide in the oil and gas industry, and the non-exclusive right to resell our offerings in other industries. Under the arrangement, Baker Hughes made minimum, non-cancellable, total revenue commitments to us of $50.0 million, $100.0 million, and $170.0 million, for each of the fiscal years ending April 30, 2020, 2021, and 2022, respectively. Baker Hughes’ revenue commitments were inclusive of their direct subscription fees of $39.5 million per year with the remainder to be generated from the resale of our solutions by the Baker Hughes sales organization. During the fiscal year ended April 30, 2020, we recognized as revenue the full value of the first year of the direct subscription agreement and the value of deals brought in by Baker Hughes through the reseller arrangement. This arrangement was revised in June 2020 to extend the term by an additional two years, for a total of five years, with an expiration date in the fiscal year ending April 30, 2024 and to modify the annual amount of Baker Hughes’ commitments to $53.3 million, $75.0 million, $125.0 million, and $150.0 million, over the fiscal years ending April 30, 2021, 2022, 2023, and 2024, respectively.
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
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 14%, 21% and 22% of our total revenue for the fiscal years ended April 30, 2024, 2023 and 2022, respectively, from international customers.
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

Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, pilots and trials of our C3 AI Applications or Generative AI, and hosting charges. Sales of our software licenses grant our customers the right to use our software, either on their own cloud instances or their internal hardware infrastructures, during the contractual term. We also offer a premium stand ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software during the contract term. In addition, customers pay a usage-based runtime fee for our C3 AI Software for specified levels of guaranteed minimum consumption. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We currently have a small number of customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
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
Research and Development. Our research and development efforts are aimed at continuing to develop and refine our solutions, including adding new features and modules, increasing functionality and speed, and enhancing the usability of our C3 AI Software. Research and development expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for our employees associated with research and development related activities. Research and development expenses also include cloud infrastructure costs related to our research and development efforts, and allocated overhead and depreciation for facilities. Research and development costs are expensed as incurred.
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
Results of Operations
The following tables set forth our consolidated statements of operations for the periods presented:

	Fiscal Year Ended April 30,
	2024	2023	2022
	(in thousands)
Revenue
Subscription	$278,104	$230,443	$206,916
Professional services	32,478	36,352	45,843
Total revenue	310,582	266,795	252,759
Cost of revenue
Subscription(1)	128,469	78,423	45,838
Professional services(1)	3,553	7,914	17,875
Total cost of revenue	132,022	86,337	63,713
Gross profit	178,560	180,458	189,046
Operating expenses
Sales and marketing(1)	214,167	183,121	173,584
Research and development(1)	201,365	210,660	150,544
General and administrative(1)	81,370	77,170	61,040
Total operating expenses	496,902	470,951	385,168
Loss from operations	(318,342)	(290,493)	(196,122)
Interest income	40,079	21,979	1,827
Other (expense) income, net	(641)	350	3,019
Net loss before provision for income taxes	(278,904)	(268,164)	(191,276)
Provision for income taxes	792	675	789
Net loss	$(279,696)	$(268,839)	$(192,065)
__________________
(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended April 30,
	2024	2023	2022
	(in thousands)
Cost of subscription	$34,032	$21,417	$8,638
Cost of professional services	1,288	2,220	2,710
Sales and marketing	71,751	71,389	40,344
Research and development	72,036	90,217	39,200
General and administrative	36,654	31,299	22,549
Total stock-based compensation expense	$215,761	$216,542	$113,441

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods presented:

	Fiscal Year Ended April 30,
	2024	2023	2022
Revenue
Subscription	90%	86%	82%
Professional services	10	14	18
Total revenue	100	100	100
Cost of revenue
Subscription	41	29	18
Professional services	1	3	7
Total cost of revenue	43	32	25
Gross profit	57	68	75
Operating expenses
Sales and marketing	69	69	69
Research and development	65	79	60
General and administrative	26	29	24
Total operating expenses	160	177	153
Loss from operations	(102)	(109)	(78)
Interest income	13	8	1
Other (expense) income, net	—	—	1
Net loss before provision for income taxes	(90)	(101)	(76)
Provision for income taxes	—	—	—
Net loss	(90)%	(101)%	(76)%
Comparison of the Fiscal Years Ended April 30, 2024 and 2023
Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2024	2023
	(in thousands)
Revenue
Subscription	$278,104	$230,443	$47,661	21%
Professional services	32,478	36,352	(3,874)	(11)%
Total revenue	$310,582	$266,795	$43,787	16%
Subscription revenue accounted for 90% and 86% of our total revenue for the fiscal years ended April 30, 2024 and 2023, respectively. Subscription revenue increased by $47.7 million, or 21%, for the fiscal year ended April 30, 2024, compared to the prior fiscal year. Approximately 13% and 9%, respectively, of the total subscription revenue for the fiscal year ended April 30, 2024 and 2023, respectively, was attributable to revenue from new customers, and the remaining 87% and 91%, respectively, was attributable to revenue from existing customers.
Professional services revenue decreased by $3.9 million, or (11)%, for the fiscal year ended April 30, 2024, compared to the prior fiscal year, predominantly due to decrease in revenue from prioritized engineering services.

Cost of Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2024	2023
	(in thousands)
Cost of revenue
Subscription	$128,469	$78,423	$50,046	64%
Professional services	3,553	7,914	(4,361)	(55)%
Total cost of revenue	$132,022	$86,337	$45,685	53%
The increase in cost of subscription revenue for the fiscal year ended April 30, 2024 compared to the prior fiscal year was primarily due to higher personnel-related costs of $31.4 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher data center costs of $9.0 million, higher third-party outsourcing costs of $4.7 million, increased depreciation costs of $1.6 million, higher facilities costs of $1.4 million, and higher overhead costs of $0.8 million.
The decrease in cost of professional services revenue for the fiscal year ended April 30, 2024 compared to the prior fiscal year was primarily due to lower personnel-related costs of $2.9 million as a result of a decrease in the number of service projects, lower facilities costs of $0.5 million and lower overhead costs of $0.4 million, and lower third-party outsourcing costs of $0.1 million.
Gross Profit and Gross Margin

	Fiscal Year Ended April 30,		$ Change	% Change
	2024	2023
	(in thousands)
Gross profit	$178,560	$180,458	$(1,898)	(1)%
Gross margin
Subscription	54%	66%
Professional services	89%	78%
Total gross margin	57%	68%
The decrease in gross profit in the fiscal year ended April 30, 2024 was primarily driven by a decline in subscription margin, offset by an increase in professional services margin.
The subscription margin for the fiscal year ended April 30, 2024 decreased due to higher personnel-related costs as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, compared to the prior fiscal year.
The professional services margin for the fiscal year ended April 30, 2024 increased primarily due to lower personnel-related costs due to a decrease in the number of service projects, compared to the prior fiscal year.

Operating Expenses

	Fiscal Year Ended April 30,		$ Change	% Change
	2024	2023
	(in thousands)
Operating expenses
Sales and marketing	$214,167	$183,121	$31,046	17%
Research and development	201,365	210,660	(9,295)	(4)%
General and administrative	81,370	77,170	4,200	5%
Total operating expenses	$496,902	$470,951	$25,951	6%
Sales and Marketing. The increase in sales and marketing expense for the fiscal year ended April 30, 2024 compared to the prior fiscal year was primarily due to higher advertising spend of $9.0 million, higher marketing costs of $8.9 million, higher personnel-related costs of $5.8 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher marketing events costs of $5.1 million, and higher data center costs of $0.9 million.
Research and Development. The decrease in research and development expense for the fiscal year ended April 30, 2024 compared to the prior fiscal year was primarily due to lower personnel-related costs of $20.5 million, partially offset by higher cloud computing costs of $10.5 million.
General and Administrative. The increase in general and administrative expense for the fiscal year ended April 30, 2024 compared to the prior fiscal year was primarily due to higher personnel-related costs of $3.7 million as a result of increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher professional services costs of $1.9 million, partially offset by lower corporate insurance costs of $1.7 million.
Interest Income

	Fiscal Year Ended April 30,		$ Change	% Change
	2024	2023
	(in thousands)
Interest income	$40,079	$21,979	$18,100	82%
The increase in interest income for the fiscal year ended April 30, 2024 compared to the prior fiscal year was primarily the result of higher prevailing interest rates on our marketable securities portfolio.
Other Income (Expense), Net

	Fiscal Year Ended April 30,		$ Change	% Change
	2024	2023
	(in thousands)
Other (expense) income, net	$(641)	$350	$(991)	(283)%
The decrease in other (expense) income, net for the fiscal year ended April 30, 2024 compared to the prior fiscal year was due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances.

Provision for Income Taxes

	Fiscal Year Ended April 30,		$ Change	% Change
	2024	2023
	(in thousands)
Provision for income taxes	$792	$675	$117	17%
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

	Fiscal Year Ended April 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(62,362)	$(115,691)
Less:
Purchases of property and equipment	(25,256)	(70,518)
Capitalized software development costs	(2,750)	(1,000)
Free cash flow	$(90,368)	$(187,209)
Net cash (used in) provided by investing activities	$(66,615)	$59,946
Net cash provided by financing activities	$11,294	$621
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of April 30, 2024 and 2023, we had $167.1 million and $284.8 million of cash and cash equivalents and $583.2 million and $527.6 million of marketable securities, respectively, which are available for use in current operations. Our marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $1,089.9 million as of April 30, 2024. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.

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
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended April 30,
	2024	2023
	(in thousands)
Net Cash used in operating activities	$(62,362)	$(115,691)
Net Cash (used in) provided by investing activities	$(66,615)	$59,946
Net Cash provided by financing activities	$11,294	$621
Net decrease in cash, cash equivalents, and restricted cash	$(117,683)	$(55,124)
Operating Activities. Net cash used in operating activities of $62.4 million for the fiscal year ended April 30, 2024 was due to our net loss of $279.7 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $215.8 million, accretion of discounts on marketable securities of $17.2 million depreciation and amortization of $12.7 million, and non-cash operating lease cost of $0.7 million. The $5.2 million cash inflow related to changes in operating assets and liabilities was primarily attributable to an increase in lease liabilities of $17.3 million, an increase in other liabilities of $8.2 million, a decrease in accounts receivable of $4.5 million, and a decrease in prepaid expenses, other current assets and other assets of $3.2 million. This was partially offset by a decrease in accounts payable of $12.9 million, a decrease in deferred revenue of $8.9 million, and a decrease in accrued compensation and employee benefits of $6.2 million.
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

Investing Activities. Net cash used in investing activities of $66.6 million for the fiscal year ended April 30, 2024 was primarily attributable to purchases of marketable securities of $827.9 million and capital expenditures of $28.0 million mainly related to the leasehold improvements associated with leased space, partially offset by maturities and sales of marketable securities of $789.3 million.
Net cash provided by investing activities of $59.9 million for the fiscal year ended April 30, 2023 was primarily attributable to the maturities and sales of marketable securities of $876.7 million, partially offset by purchases of investments of $745.2 million and capital expenditures of $71.5 million mainly related to the leasehold improvements associated with the new leased space.
Financing Activities. Net cash provided by financing activities of $11.3 million for the fiscal year ended April 30, 2024 was due to $13.8 million of proceeds from the exercise of stock options for Class A common stock and $10.8 million of proceeds from the issuance of Class A common stock under the Employee Stock Purchase Plan, or ESPP, partially offset by $13.2 million of taxes paid related to net share settlement of equity awards.
Net cash provided by financing activities of $0.6 million for the fiscal year ended April 30, 2023 was primarily due to $4.5 million of proceeds from the exercise of stock options for Class A common stock and $3.1 million of proceeds from the issuance of Class A common stock under the ESPP, partially offset by $6.9 million of taxes paid related to net share settlement of equity awards.
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
Subscription Revenue. Our subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, pilots and trials of our C3 AI Applications or Generative AI, and consumption-based pricing. Sales of our software licenses grant customers the right to use our functional intellectual property, either on their own cloud instance or internal hardware infrastructure, over the contractual term. As part of our customer acquisition strategy, we also sell premium stand-ready COE support services, hosting services, pilots and trials of our applications, and software licenses that are prototype versions of C3 AI Applications configured for a customer that do not require maintenance and support services. Sales of our software-as-a-service offerings include the right to use our software in a hosted environment over the contractual term. Substantially all of our subscriptions offerings include our software and our maintenance and support services. Our maintenance and support services include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer.
We generate additional runtime subscription fees for the use of our C3 AI Platform, a type of consumption billing based on computing and storage resources required to run our software. Customers may purchase blocks of runtime in advance. We typically recognize the consumption or usage-based revenue in excess of committed purchased runtime upon occurrence.
Professional Services Revenue. Professional services revenue primarily consists of implementation services, training and prioritized engineering services. These services are distinct from our subscription revenue.
Professional services fees are based on the level of effort required to perform such tasks and are typically a fixed-fee engagement with a duration of less than 12 months. We recognize revenue for our professional services over time on an input or output basis as the performance obligations are satisfied.
Contracts with Multiple Performance Obligations. Most of our contracts with customers contain multiple performance obligations. Our subscriptions are sold for a broad range of amounts and a representative standalone selling price, or SSP, is not always discernible from past transactions or other observable evidence. When appropriate, we determine SSP based on the price at which the performance obligation has previously been sold through past standalone transactions. When the SSP of a license or subscription and bundled maintenance and support services is highly variable and the contract also includes additional performance obligations with observable SSP, we first allocate the transaction price to the performance obligations with established SSPs and then apply the residual approach to allocate the remaining transaction price to the license or subscription and bundled maintenance and support services. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation.
Areas of Judgment and Estimates. Determining whether the software subscriptions and the related support are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. Management applies judgment in identifying and evaluating terms and conditions in customer contracts that may impact evaluation of performance obligations and revenue recognition.
Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgement. If there is no observable SSP, it is estimated using judgement and considering all reasonably available information including but not limited to, pricing practices in customer contracts with multiple goods and services, competitor pricing strategies, internally approved pricing guidelines, and other observable inputs. If applying the residual approach results in zero or very little consideration being allocated to a performance obligation, we consider all reasonably available data to determine an appropriate allocation of the transaction price.

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
Interest Rate Risk
As of April 30, 2024, we had cash, cash equivalents, and marketable securities of $750.4 million. As of April 30, 2023, we had cash, cash equivalents, and marketable securities of $812.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of April 30, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the fiscal years ended April 30, 2024, 2023 and 2022, approximately 5%, 8%, and 13% of our sales were denominated in euros, respectively, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C3.ai, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C3.ai and subsidiaries (the “Company”) as of April 30, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended April 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 18, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue - Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
Certain of the Company’s revenue contracts with customers include multiple performance obligations (such as delivery of software licenses, software-as-a-service, associated maintenance and support, professional services, and others). The Company typically negotiates contracts with its customers, and while many of these contracts contain standard terms and conditions, customer contracts may have customer specific terms and conditions due to the nature of the contracts.
Pursuant to accounting principles generally accepted in the United States of America, the Company is required to evaluate whether each performance obligation represents goods and services that are distinct. A good or service is distinct where the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and is distinct in the context of the contract, where the transfer of the good or service is separately identifiable from other promises in the contract. The identification and evaluation of performance obligations can require significant judgment and could impact the amount of revenue recognized in a given period.

We identified the Company’s identification and evaluation of performance obligations impacting revenue recognition as a critical audit matter because of the judgment management makes in evaluating the terms and conditions in such contracts and the impact of such judgment on the amount of revenue recognized in a given period. This required a high degree of auditor judgment and an increased extent of testing.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s identification and evaluation of performance obligations for customer contracts included the following, among others:
•We tested the effectiveness of internal controls over the Company’s process related to the identification of performance obligations, specifically around the review of the terms and conditions and proper evaluation of performance obligations.
•We evaluated management’s significant accounting policies related to revenue recognition, including the identification of performance obligations, for reasonableness and compliance with generally accepted accounting principles.
•We selected a sample of contracts and performed the following:
◦Obtained and read contract source documents, including order forms, master agreements, amendments, and other documents that were a part of the contract.
◦Assessed the terms and conditions in the contract source documents and evaluated the appropriateness of management’s application of their accounting policies in the identification and evaluation of performance obligations.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 18, 2024
We have served as the Company’s auditor since 2018.

C3.AI, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	As of April 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$167,146	$284,829
Marketable securities	583,221	446,155
Accounts receivable, net of allowance of $359 and $359 as of April 30, 2024 and 2023, respectively(1)	130,064	134,586
Prepaid expenses and other current assets(2)	23,963	23,309
Total current assets	904,394	888,879
Property and equipment, net	88,631	84,578
Goodwill	625	625
Long-term marketable securities	—	81,418
Other assets, non-current(3)	44,575	47,528
Total assets	$1,038,225	$1,103,028
Liabilities and stockholders’ equity
Current liabilities
Accounts payable(4)	$11,316	$24,610
Accrued compensation and employee benefits	44,263	46,513
Deferred revenue, current(5)	37,230	47,846
Accrued and other current liabilities(6)	9,526	17,070
Total current liabilities	102,335	136,039
Deferred revenue, non-current	1,732	4
Other long-term liabilities	60,805	37,320
Total liabilities	$164,872	$173,363
Commitments and contingencies (note 7)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of April 30, 2024 and 2023, respectively; 120,205,931 and 110,442,569 shares issued and outstanding as of April 30, 2024 and 2023, respectively	120	110
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of April 30, 2024 and 2023, respectively; 3,499,992 and 3,499,992 shares issued and outstanding as of April 30, 2024 and 2023, respectively	3	3
Additional paid-in capital	1,963,726	1,740,174
Accumulated other comprehensive loss	(563)	(385)
Accumulated deficit	(1,089,933)	(810,237)
Total stockholders’ equity	873,353	929,665
Total liabilities and stockholders’ equity	$1,038,225	$1,103,028

(1) Including amounts from a related party of $74,620 as of April 30, 2023.
(2) Including amounts from a related party of $4,983 as of April 30, 2023.
(3) Including amounts from a related party of $11,279 as of April 30, 2023.
(4) Including amounts due to a related party of $2,200 as of April 30, 2023
(5) Including amounts from a related party of $249 as of April 30, 2023.
(6) Including amounts due to a related party of $2,448 as of April 30, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended April 30,
	2024	2023	2022
Revenue
Subscription(1)	$278,104	$230,443	$206,916
Professional services(2)	32,478	36,352	45,843
Total revenue	310,582	266,795	252,759
Cost of revenue
Subscription(3)	128,469	78,423	45,838
Professional services	3,553	7,914	17,875
Total cost of revenue	132,022	86,337	63,713
Gross profit	178,560	180,458	189,046
Operating expenses
Sales and marketing(4)	214,167	183,121	173,584
Research and development	201,365	210,660	150,544
General and administrative	81,370	77,170	61,040
Total operating expenses	496,902	470,951	385,168
Loss from operations	(318,342)	(290,493)	(196,122)
Interest income	40,079	21,979	1,827
Other (expense) income, net	(641)	350	3,019
Loss before provision for income taxes	(278,904)	(268,164)	(191,276)
Provision for income taxes	792	675	789
Net loss	$(279,696)	$(268,839)	$(192,065)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(2.34)	$(2.45)	$(1.84)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	119,362	109,851	104,404
(1)Including related party revenue of $10,581, $75,452 and $60,425 for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.
(2)Including related party revenue of $5,804, $16,774 and $16,872 for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.
(3)Including purchases from related party included in cost of revenue of nil, nil and $578 for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.
(4)Including related party sales and marketing expense of $810, $13,962 and $8,229 for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended April 30,
	2024	2023	2022
Net loss	$(279,696)	$(268,839)	$(192,065)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(178)	1,763	(2,229)
Total Comprehensive loss	$(279,874)	$(267,076)	$(194,294)
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2021	102,167	$102	$1,410,325	$81	$(349,333)	$1,061,175
Issuance of Class A common stock upon exercise of stock options	4,515	5	21,405	—	—	21,410
Vesting of early exercised Class A common stock options	—	—	2,745	—	—	2,745
Vesting of restricted stock units	264	—	—	—	—	—
Repurchase and retirement of Class A common stock	(721)	(1)	(14,999)	—	—	(15,000)
Stock-based compensation expense	—	—	113,441	—	—	113,441
Other comprehensive loss	—	—	—	(2,229)	—	(2,229)
Net loss	—	—	—	—	(192,065)	(192,065)
Balance as of April 30, 2022	106,225	$106	$1,532,917	$(2,148)	$(541,398)	$989,477
Issuance of Class A common stock upon exercise of stock options	1,309	1	4,652	—	—	4,653
Vesting of early exercised Class A common stock options	—	—	1,006	—	—	1,006
Tax withholding related to net share settlement of equity awards	(437)	(1)	(6,939)	—	—	(6,940)
Vesting of restricted stock units	6,535	7	23,923	—	—	23,930
Issuance of Class A common stock under employee stock purchase plan	311	—	3,093	—	—	3,093
Stock-based compensation expense	—	—	181,522	—	—	181,522
Other comprehensive income	—	—	—	1,763	—	1,763
Net loss	—	—	—	—	(268,839)	(268,839)
Balance as of April 30, 2023	113,943	$113	$1,740,174	$(385)	$(810,237)	$929,665
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	113,943	$113	$1,740,174	$(385)	$(810,237)	$929,665
Issuance of Class A common stock upon exercise of stock options	3,028	3	13,707	—	—	13,710
Vesting of early exercised Class A common stock options	—	—	507	—	—	507
Shares withheld related to net share settlement of equity awards	(376)	—	(13,220)	—	—	(13,220)
Vesting of restricted stock units	6,248	6	34,827	—	—	34,833
Issuance of Class A common stock under employee stock purchase plan	863	1	10,763	—	—	10,764
Stock-based compensation expense	—	—	176,968	—	—	176,968
Other comprehensive loss	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(279,696)	(279,696)
Balance as of April 30, 2024	123,706	$123	$1,963,726	$(563)	$(1,089,933)	$873,353
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended April 30,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(279,696)	$(268,839)	$(192,065)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,719	6,088	5,190
Non-cash operating lease cost	742	6,992	4,185
Stock-based compensation expense	215,761	216,542	113,441
Accretion of discounts on marketable securities	(17,214)	(4,558)	1,765
Other	98	249	(164)
Changes in operating assets and liabilities
Accounts receivable(1)	4,522	(54,517)	(14,156)
Prepaid expenses, other current assets and other assets(2)	3,208	(576)	(14,578)
Accounts payable(3)	(12,883)	(22,041)	34,481
Accrued compensation and employee benefits	(6,218)	3,193	10,394
Operating lease liabilities	17,332	13,641	(3,266)
Other liabilities(4)	8,155	(10,573)	(5,604)
Deferred revenue(5)	(8,888)	(1,292)	(26,085)
Net cash used in operating activities	(62,362)	(115,691)	(86,462)
Cash flows from investing activities:
Purchases of property and equipment	(25,256)	(70,518)	(3,791)
Capitalized software development costs	(2,750)	(1,000)	(500)
Purchases of investments	(827,901)	(745,249)	(796,487)
Maturities and sales of investments	789,292	876,713	1,117,793
Net cash (used in) provided by investing activities	(66,615)	59,946	317,015
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(13,220)	(6,940)	—
Repurchase and retirement of Class A Common stock	—	—	(15,000)
Payment of deferred offering costs	—	—	(105)
Proceeds from issuance of Class A common stock under employee stock purchase plan	10,763	3,093	—
Proceeds from exercise of Class A common stock options	13,751	4,468	20,816
Net cash provided by financing activities	11,294	621	5,711
Net (decrease) increase in cash, cash equivalents and restricted cash	(117,683)	(55,124)	236,264
Cash, cash equivalents and restricted cash at beginning of period	297,395	352,519	116,255
Cash, cash equivalents and restricted cash at end of period	$179,712	$297,395	$352,519
Cash and cash equivalents	167,146	284,829	339,528
Restricted cash included in prepaid expenses and other current assets	—	—	425
Restricted cash included in other assets, non-current	12,566	12,566	12,566
Total cash, cash equivalents and restricted cash	$179,712	$297,395	$352,519

	Fiscal Year Ended April 30,
	2024	2023	2022
Supplemental disclosure of cash flow information - cash paid for income taxes	$975	$578	$939
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$474	$13,814	$9,261
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$1,833	$(5,589)	$26,529
Right-of-use assets obtained in exchange for lease obligations arising from lease modifications	$—	$3,093	$1,572
Unpaid liabilities related to intangible purchases	$—	$1,500	$2,500
Receivable from exercise of stock options included in prepaid expenses, other current assets and other assets	$3	$61	$29
Vesting of early exercised stock options	$507	$1,006	$2,746
(1)Including changes in related party balances of $12,444, $38,772 and $20,668 for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.
(2)Including changes in related party balances of $(810), $(4,741) and $12,739 for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.
(3)Including changes in related party balances of $248, $(16,349) and $18,493 for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.
(4)Including changes in related party balances of $(2,448), $(2,510) and $(3,350) for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.
(5)Including changes in related party balances of $(46), $117 and $(7,565) for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.

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
Basis of Presentation and Principles of Consolidation
The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange commission (the “SEC”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates include, but are not limited to, determining standalone selling price for performance obligations in contracts with customers and estimating variable consideration, the estimated expected benefit period for deferred contract acquisition costs, the useful lives of long-lived assets, the incremental borrowing rate for operating leases, other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2024, 2023 and 2022 relate to the fiscal years ended April 30, 2024, 2023 and 2022, respectively.
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The majority of the Company’s cash and cash equivalents are held by one financial institution. The Company is exposed to that financial institution to the extent that its cash balance with that financial institution is in excess of Federal Deposit Insurance Company (“FDIC”) insurance limits. The Company’s investment policy is to invest in securities with a minimum rating of P-2 by Moody’s, A-2 by Standard & Poor’s, F2 by Fitch’s or higher for short-term investments, and minimum rating of BBB by Moody’s, Standard & Poor’s, Fitch’s or higher for long-term investments. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers up to the amounts recorded on the consolidated balance sheets. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers financial conditions. The Company generally does not require collateral from its customers. See Note 2. Revenue for information regarding the Company’s significant customers

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents consisted of investments in money market funds, certificates of deposit, commercial paper and corporate debt securities as of April 30, 2024 and 2023.
Restricted Cash
The Company had restricted cash pledged as security deposits at April 30, 2024 and 2023 of $12.6 million and $12.6 million, respectively, representing a security deposit required by certain leases. The balance of restricted cash as of April 30, 2024 and 2023 was recorded in other assets, non-current and prepaid expenses and other current assets on the consolidated balance sheets.
Marketable Securities
The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and are recorded at estimated fair value. The Company’s available-for-sale marketable securities comprised of money market funds, U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper, and corporate debt securities, are classified as available-for-sale marketable securities. The Company considers all of its marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheet. Purchase premiums and discounts are amortized or accreted using the effective interest method over the life of the related security and such amortization and accretion are included in interest income in the consolidated statements of operations.
For available-for-sale marketable securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in the other (expense) income, net in the consolidated statements of operations. Non-credit related unrealized losses and unrealized gains on available-for-sale marketable securities are reported in other comprehensive (loss) income as a separate component on the consolidated statements of comprehensive loss. Realized gains and losses are determined based on the specific-identification method and are reported in interest income on the consolidated statements of operations.
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. An allowance for doubtful accounts balance of $0.4 million and $0.4 million was recorded as of April 30, 2024 and 2023, respectively. Accounts receivable included unbilled receivables of as of April 30, 2024 and April 30, 2023 of $62.3 million and $77.6 million, respectively.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised primarily of prepaid cloud subscriptions, other receivables, costs to obtain and fulfill a contract, prepaid software subscriptions, prepaid rent, and prepaid insurance premiums.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Assets are depreciated using the straight-line method over useful lives of three to five years. Leasehold improvements and certain furniture and fixtures are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended April 30, 2024, 2023 and 2022.
Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its annual impairment test of goodwill as of February 1, and whenever events or circumstances indicate that the asset might be impaired. The tests did not result in an impairment to goodwill during the fiscal years ended April 30, 2024, 2023 and 2022.
Leases
The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Lease classification is determined at the lease commencement date.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of April 30, 2024 and 2023, capitalized software costs of $4.3 million and $3.0 million, respectively, were included in other assets, non-current on the consolidated balance sheets. The Company amortized capitalized software costs of $1.3 million, $1.1 million and $0.7 million during the fiscal years ended April 30, 2024, 2023 and 2022, respectively, and included in cost of subscription revenue in the consolidated statements of operations.
Deferred Revenue
Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all of the Company’s revenue recognition criteria are met. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, non-current on the consolidated balance sheets. The Company’s contract liabilities are classified as deferred revenue upon the right to invoice or when payments have been received for undelivered products or services.
Revenue Recognition
The Company accounts for revenue in accordance with Accounting Standards Codifications (“ASC”) Topic 606, Revenue From Contracts With Customers (“ASC 606”) for all periods presented. The core principle of ASC 606 is to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. This principle is achieved by applying the following five-step approach:

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Determination of the Transaction Price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer, net of sales taxes or value-added taxes. If the transaction price includes variable consideration, the Company includes an estimate of the amount it expects to receive if it is probable that a significant reversal of cumulative revenue recognized will not occur. Usage-based fees earned in exchange for the use of the Company’s software licenses and subscription services in excess of committed usage are recognized in the period when usage occurs.
Allocation of the Transaction Price to the Performance Obligations in the Contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). When appropriate, the Company determines SSP based on data points that include the price at which the performance obligation has previously been sold through past transactions on a stand-alone basis, internally approved pricing guidelines and other relevant data points. If there is no observable SSP, it is estimated using judgement and considering all reasonably available information including but not limited to pricing practices, competitor pricing strategies and other observable inputs. When the SSP of a license or subscription and bundled maintenance and support services is highly variable and the contract also includes additional performance obligations with observable SSP, the Company first allocates the transaction price to the performance obligations with established SSPs and then applies the residual approach to allocate the remaining transaction price to the license or subscription and bundled maintenance and support services. If applying the residual approach results in zero or very little consideration being allocated to the performance obligation, the Company considers all reasonably available data to determine an appropriate allocation of the transaction price. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation.
Recognition of Revenue when, or as, Performance Obligations are Satisfied. The Company satisfies substantially all of its performance obligations over time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subscription Revenue
Our subscription revenue is primarily comprised of software licenses, software-as-a-service offerings (“SaaS”) stand-ready Center of Excellence (“COE”) support services, pilots and trials of our C3 AI Applications or Generative AI, and consumption-based pricing. Licenses represent a contractual right for a customer to take possession of the software and it is feasible for the customer to host the software independently. SaaS represents a right for a customer to access the software through the Company’s cloud environment and the customer does not have the right to take possession of the software. Subscriptions generally include our maintenance and support services that comprise of critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single performance obligation within the context of the contract and are generally satisfied over time.
The Company’s subscriptions are generally offered under renewable, multi-period, fixed fee contracts where payments are typically due in advance. A time-elapsed output method is used to measure progress because the nature of the promise is a stand-ready service. The Company also offers premium stand-ready C3 AI COE support services, hosting services and trial services, which are distinct performance obligations. A description of the Company’s offerings are as follows:
•The C3 AI Platform. C3 AI Platform is a comprehensive suite that allows for the design, deployment, and operation of AI, predictive analytics, and applications at enterprise scale. The C3 AI Platform provides data scientists and application developers robust advantages for rapid application and analytics development and deployment. Customers primarily pay for the C3 AI Platform via fixed annual fees based on the number of development users allowed to access the C3 AI Platform. The C3 AI Platform offering is primarily a term subscription but at times has been sold as a perpetual license and generates additional runtime subscription fees, a form of consumption or usage-based revenue based on compute and storage resources required to run the C3 AI Platform.
•C3 AI Applications. C3 AI Applications are production applications that address a wide range of predictive analytics, reporting, visualization and Generative AI use cases. C3 AI Applications are industry-tested and proven enterprise-grade applications built on a cohesive suite architecture that is designed to integrate and process highly dynamic data sets from sensor networks and enterprise and extraprise information systems, and enable advanced ML capabilities. C3 AI Applications sold without the C3 AI Platform can be in the form of term or perpetual licenses or subscriptions and earn revenue through a fixed fee or through runtime subscription fees. This includes software licenses that are prototype versions of C3 AI Applications configured for a customer and do not require maintenance and support services.
•C3 Generative AI. C3 Generative AI combines the utility of LLMs, generative AI, reinforcement learning, natural language processing, and the C3 AI Platform to rapidly locate, retrieve, and present information, disparate data stores, applications, and enterprise information systems.
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
•C3 AI COE Support Services. COE Support Services provide premium development services and support by an available pool of resources to allow the customer to utilize, extend or modify C3 AI Applications and/or to develop its own applications on the C3 AI Platform COE Support Services represent a stand-ready performance obligation comprised of a series of distinct days of service that is satisfied and recognized in revenue ratably over the term of the COE agreement. Revenue for COE Support Services is included within subscription revenue in the consolidated statements of operations.
•Pilots. Pilots are subscriptions for unlimited developers access to C3 AI Platform, one C3 AI Application or C3 Generative AI and COE support services of up to six-months. Following the pilot period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charge.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Trials. Trial projects are typically fixed-price eight to 16-week product trials during which the Company works with customers to define a specific business problem or use case and address the use case using AI-based predictive analytics, integrate data, configure ML algorithms supporting the use case, and present the resulting insights, demonstrating a working application that shows the utility, benefit, and economic value to be gained from a production deployment. These paid trials are solely meant to demonstrate the feasibility of the Company’s offering to the customer and to encourage them to enter into a large, multi-year arrangement with the Company. Trial revenue is recognized over time during the trial period.
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
Professional Services
The Company’s professional services primarily include implementation services, training and prioritized engineering services. The Company offers a complete range of professional service support both onsite and remotely, including training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and AI Platform administration support. Professional services fees are based on the level of effort required to perform such tasks and are typically a fixed-fee engagement with a duration of less than 12 months. Prioritized engineering services are undertaken at the request of customers to accelerate the development of software features in C3 AI software products. These features are typically part of the Company’s product roadmap, but the customer contracts with the Company to obtain such features on a time-accelerated basis. The Company generally recognizes revenue from professional services over time as the performance obligations are satisfied.
Contract balances
The Company typically invoices customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal, payable within 30 to 60 days, and providing customers access to the C3 AI Platform and/or C3 AI Applications. For pilots, the Company typically invoices customers upon execution of the contract. Monthly usage-based runtime and hosting charges are billed as they are delivered or in arrears. Certain government contracts are cancellable during the subscription term depending on the future fiscal funding available to the contract. The Company has not experienced any cancellation due to the funding constraint related to such contracts.
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
While the timing of revenue recognition usually differs from the timing of payment, the Company has determined the contracts generally do not include a significant financing component, because the period between when the Company transfers its software and services to a customer and when the customer pays for the software and service is typically one year or less. The primary purpose of the invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s software and services, not to receive or provide financing.
Costs to Obtain a Contract
The Company’s customer acquisition costs are primarily related to sales commissions if such costs are incremental costs to obtain a contract without a service condition.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales commissions are deferred and then amortized taking into consideration the pattern of transfer to which assets relate. If the commissions paid on the initial and renewal contracts are not commensurate to each other, the Company amortizes the commissions paid on the initial contract over an expected period of benefit, including expected renewals, which is determined to be approximately five years. In arriving at the average period of benefit the Company considered the duration of the Company’s relationships with customers and the Company’s technology. Sales commissions for renewal contracts are generally deferred and amortized over the contract period. Sales commissions for renewal contracts are expensed as incurred when the expected amortization period is one year or less.
Costs to obtain a contract that will be amortized within the succeeding 12-month period are classified as current and included in prepaid expenses and other current assets on the consolidated balance sheets. The remaining balance is classified as non-current and are included in other assets on the consolidated balance sheets. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations. Deferred commissions are periodically analyzed for impairment.
Cost of Revenue
Cost of subscription revenue consists primarily of fulfillment costs related to compensation, including salaries, bonuses, benefits, stock-based compensation and other related expenses for the production environment, support and COE staff, hosting of the Company’s AI Platform, including payments to outside cloud service providers, and allocated overhead and depreciation for facilities.
Cost of professional services revenue consists primarily of compensation, including salaries, bonuses, benefits, stock-based compensation and other related costs associated with the Company’s professional service personnel that are fulfilling contracts with customers, and allocated overhead and depreciation for facilities.
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
Stock-Based Compensation
Stock-based compensation expense related to stock option awards, restricted stock units (“RSUs”) and employee stock awards related to the Employee Stock Purchase Plan (“ESPP”) is recognized based on the fair value of the awards granted.
The fair value of each option and ESPP awards are estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock, which are estimated as follows:
Expected term—For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company’s historical option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The expected term for ESPP awards approximates the offering period.
Expected volatility—The Company uses the average volatility of its Class A common stock and the stocks of a peer group of representative public companies to develop an expected volatility assumption.
Risk-free interest rate—Risk-free rate is estimated based upon quoted market yields for the United States Treasury debt securities for a term consistent with the expected life of the awards in effect at the time of grant.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expected dividend yield—The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
Fair value of underlying common stock—Since the completion of the IPO, the fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the New York Stock Exchange.
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
Research and Development Expenses
Research and development expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for personnel involved in developing and refining platforms and applications, including adding new features and modules, increasing their functionality, and enhancing the usability of platforms and applications. Research and development expenses also include cloud infrastructure costs, other IT-related costs, and allocated overhead and depreciation for facilities. This includes certain costs related to development of features and modules created through prioritized engineering services purchased by customers where the Company retains the related intellectual property. Research and development costs are expensed as incurred.
Advertising Expenses
Advertising expenses of $15.8 million, $6.9 million and $51.9 million incurred during the fiscal years ended April 30, 2024, 2023 and 2022, respectively, were expensed as incurred as a component of sales and marketing expenses on the consolidated statements of operations.
401(k) Plan
The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Company and are discretionary. During the fiscal years ended April 30, 2024, 2023 and 2022, the Company did not match any employee contributions.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities of the Company’s foreign subsidiaries are remeasured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recognized in other (expense) income, net within the consolidated statements of operations.
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
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis. The net loss is allocated on a proportionate basis to participating securities and the resulting net loss per share attributable to common stockholders was the same for Class A and Class B common shares. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, RSUs and ESPP. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Other Comprehensive (Loss) Income
Other comprehensive (loss) income during the fiscal years ended April 30, 2024, 2023 and 2022, was related to unrealized losses or gain from available-for-sale marketable securities, net of tax.
Segment Information
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”). The Company operates in one operating segment. The Company’s CODM allocates resources and assesses performance at the consolidated level. See Note 2. Revenue for revenue by geographic region. The Company’s property and equipment, net, are primarily located in the United States. No single other country accounted for more than 10% of total property and equipment, net as of April 30, 2024 and 2023.
Contribution Accounting
The Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract the world’s leading scientists to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company issued cash grants to C3.ai DTI which are conditional in nature and subject to execution of the program in line with specific requirements on a quarterly basis. The cash grants do not represent an exchange transaction since there is not a commensurate transfer of resources at fair value, resulting in the application of the contribution accounting model. The Company expects contributions to C3.ai DTI to primarily benefit its research and development efforts. The Company recognized nil, nil and $11.5 million of expense related to the contribution in research and development for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
North America(1)	$269,895	$210,501	$197,485
Europe, the Middle East and Africa(1)	35,809	47,758	46,251
Asia Pacific(1)	3,622	7,913	9,023
Rest of World(1)	1,256	623	—
Total revenue	$310,582	$266,795	$252,759
__________________
(1)The United States comprised 86%, 79% and 78% of the Company’s revenue in the fiscal years ended April 30, 2024, 2023 and 2022, respectively. No other country comprised 10% or greater of the Company’s revenue for each of the fiscal years ended April 30, 2024, 2023 and 2022.
Deferred Revenue
As of April 30, 2024 and 2023, the Company’s deferred revenue balances were $39.0 million and $47.9 million, respectively. Revenue of $47.8 million and $48.9 million was recognized during the fiscal years ended April 30, 2024 and 2023, respectively, that was included in the deferred revenue balances as of April 30, 2023 and 2022, respectively.
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
The Company excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered or billed and recognized in the same period. This primarily consists of monthly usage-based runtime and hosting charges.
Revenue expected to be recognized from remaining performance obligations was approximately $244.3 million as of April 30, 2024, of which $163.8 million is expected to be recognized over the next 12 months and the remainder thereafter.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Costs to Obtain a Contract
As of April 30, 2024 and 2023, the amount of costs to obtain a contract included in prepaid expenses and other current assets was $7.0 million and $6.2 million, respectively. The amount of costs to obtain a contract included in other assets, non-current as of April 30, 2024 and 2023 were $11.0 million and $14.5 million, respectively. Expenses recognized for costs to obtain a contract for the years ended April 30, 2024, 2023 and 2022 were $7.2 million, $5.9 million and $5.1 million, respectively, and are included in sales and marketing expenses on the consolidated statements of operations. The Company recognized an immaterial impairment cost related to costs to obtain or fulfill a contract for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. Two separate Customer-Entities accounted for 27% and 14% of revenue for the fiscal year ended April 30, 2024. One Customer-Entity accounted for 35% of revenue for the fiscal year ended April 30, 2023. One Customer-Entity accounted for 31% of revenue for the year ended April 30, 2022. Two separate Customer-Entities accounted for 25% and 16% of accounts receivable at April 30, 2024. Two separate Customer-Entities accounted for 20% and 18% of accounts receivable at April 30, 2023.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of April 30, 2024				As of April 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$82,564	$—	$—	$82,564	$75,293	$—	$—	$75,293
Commercial paper	—	18,769	—	18,769	—	112,851	—	112,851
U.S. treasury securities	—	5,888	—	5,888	—	—	—	—
Certificates of deposit	—	—	—	—	—	2,000	—	2,000
Available-for-sale marketable securities:
U.S. treasury securities	—	2,497	—	2,497	—	27,397	—	27,397
Certificates of deposit	—	62,017	—	62,017	—	61,025	—	61,025
U.S. government agencies securities	—	46,428	—	46,428	—	75,674	—	75,674
Commercial paper	—	162,183	—	162,183	—	184,230	—	184,230
Corporate debt securities	—	310,095	—	310,095	—	179,247	—	179,247
Total cash equivalents and available-for-sale marketable securities	$82,564	$607,877	$—	$690,441	$75,293	$642,424	$—	$717,717

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of April 30, 2024				As of April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$82,564	$—	$—	$82,564	$75,293	$—	$—	$75,293
Commercial paper	18,769	—	—	18,769	112,851	—	—	112,851
U.S. treasury securities	5,888	—	—	5,888	—	—	—	—
Certificates of deposit	—	—	—	—	2,000	—	—	2,000
Available-for-sale marketable securities:
U.S. treasury securities	2,497	—	—	2,497	27,445	1	(49)	27,397
Certificates of deposit	62,017	—	—	62,017	61,025	—	—	61,025
U.S. government agencies securities	46,527	5	(104)	46,428	75,650	111	(87)	75,674
Commercial paper	162,183	—	—	162,183	184,230	—	—	184,230
Corporate debt securities	310,557	64	(526)	310,095	179,608	115	(476)	179,247
Total cash equivalents and available-for-sale marketable securities	$691,002	$69	$(630)	$690,441	$718,102	$227	$(612)	$717,717
The Company considers all of its marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheet as of April 30, 2024.
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of April 30, 2024		As of April 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$514,747	$514,484	$446,629	$446,155
After one year through five years	69,034	68,736	81,329	81,418
Total	$583,781	$583,220	$527,958	$527,573

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of April 30, 2024 and 2023 (in thousands):

	As of April 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$2,497	$—	$—	$—	$2,497
U.S. government agencies securities	(99)	33,890	(6)	7,749	$(105)	$41,639
Commercial paper	—	4,058	—	—	$—	$4,058
Corporate debt securities	(491)	196,907	(34)	27,658	$(525)	$224,565
Total	$(590)	$237,352	$(40)	$35,407	$(630)	$272,759

	As of April 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$(49)	$18,927	$—	$—	$(49)	$18,927
U.S. government agencies securities	(66)	12,263	(21)	16,858	(87)	29,121
Commercial paper	—	6,735	—	—	—	6,735
Corporate debt securities	(441)	107,316	(36)	16,577	(476)	123,893
Total	$(556)	$145,241	$(57)	$33,435	$(612)	$178,676
As of April 30, 2024, the Company had 219 marketable securities in an unrealized loss positions. As of April 30, 2023, the Company had 119 investment positions in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The decline in fair value below amortized cost basis was not considered other-than-temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no significant credit-related impairment losses were recorded as of April 30, 2024 and 2023.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	Useful Life	As of April 30,
	(in months)	2024	2023
Leasehold improvements	*	$71,867	$66,522
Computer equipment	36	4,936	4,901
Office furniture and equipment	60	14,479	14,343
Capital in progress	NA	12,122	3,140
Property and equipment, gross		103,404	88,906
Less: accumulated depreciation and amortization		(14,773)	(4,328)
Property and equipment, net		$88,631	$84,578
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Capital in progress primarily consisted of costs related to various leasehold improvements in connection with leased space that is not considered available for use and has not yet been placed into service.
Depreciation and amortization expense related to property and equipment was $11.5 million, $5.0 million, and $4.4 million for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following (in thousands):

	As of April 30,
	2024	2023
Accrued stock-settled bonus	$31,194	$32,414
Accrued bonus	336	186
Accrued vacation	4,317	4,602
Accrued payroll taxes and benefits	3,636	3,975
Accrued commissions	2,826	2,889
Accrued salaries	225	206
ESPP contributions	1,409	1,339
Other	320	902
Accrued compensation and employee benefits	$44,263	$46,513

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	As of April 30,
	2024	2023
Liability for common stock exercised prior to vesting	$266	$799
Accrued general expenses	2,783	5,541
Operating lease liabilities, current	3,226	2,339
Accrued professional services	2,082	2,889
Commissions payable to a related party	—	2,448
Other	1,169	3,054
Accrued and other current liabilities	$9,526	$17,070
6.Leases
The Company leases its facilities for office space under non-cancellable operating leases with various expiration dates through the fiscal year ending April 30, 2033. Certain lease agreements include options to renew or terminate the applicable lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. The lease commencement date of the first two phases was determined to have occurred in the quarter ended January 31, 2022, when the landlord delivered the leased space to the Company. The lease commencement date of the third phase was determined to have occurred in the quarter ended October 31, 2022, when the landlord delivered the leased space to the Company. The lease commencement date of the fourth phase was determined to have occurred in the quarter ended April 30, 2023, when the landlord delivered the leased space to the Company. The lease commencement date of the fifth phase was determined to have occurred in the quarter ended July 31, 2023, when the landlord delivered the leased space to the Company. The Company recorded $1.6 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the consolidated balance sheets related to the fifth phase of the lease. The lease commencement date of the sixth phase was determined to have occurred in the quarter ended January 31, 2024, when the landlord delivered the leased space to the Company. The Company recorded $1.7 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the consolidated balance sheets related to the sixth phase of the lease. The lease commencement date of the seventh phase will be determined when the landlord delivers the applicable leased space to the Company.
The components of total lease costs, including variable lease costs, for the fiscal years ended April 30, 2024, 2023 and 2022 were as follows (in thousands):

	Fiscal Year Ended April 30,
Lease Costs	2024	2023	2022
Operating lease costs	$4,995	$8,359	$5,587
Short term lease costs	1,537	1,624	1,538
Variable lease costs	3,959	3,494	1,892
Sublease income	(105)	(26)	—
Total lease costs, net	$10,387	$13,451	$9,017
On February 21, 2023, the Company entered into a sublease agreement with First Virtual Group, Inc. (the “Subtenant”), whereby the Company agreed to sublease to the Subtenant approximately 3,130 square feet of space located in Redwood City, California. Refer to Note 12. Related Party Transactions for more information.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Fiscal Year Ended April 30,
	2024	2023	2022
Cash payments included in the measurement of operating lease liabilities – operating cash flows	$6,136	$5,250	$4,667
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$1,833	$(5,589)	$26,529
Right-of-use assets obtained in exchange for lease obligations arising from lease modifications	$—	$3,093	$1,572
The following table presents the lease balances within the consolidated balance sheets, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases (in thousands):

		As of April 30,
Operating leases		2024	2023
Right-of-use assets	Other assets, non-current	$18,664	$17,572
Lease liabilities, current	Other current liabilities	3,226	2,339
Lease liabilities, non-current	Other long-term liabilities	55,599	37,320
Total operating lease liabilities		$58,825	$39,659

	As of April 30,
Operating leases	2024	2023
Weighted average remaining lease term (in years)	8.9	9.9
Weighted average discount rate	8.0%	8.1%
Future minimum payments under lease obligations as of April 30, 2024 were as follows (in thousands):

As of April 30, 2024
Fiscal 2025	8,174
Fiscal 2026	9,337
Fiscal 2027	9,626
Fiscal 2028	9,922
Fiscal 2029 and thereafter	53,218
Total future minimum lease payments	90,277
Less: Tenant improvement allowance	(3,427)
Less: Imputed interest	(28,025)
Total operating lease liabilities	$58,825
7. Commitments and Contingencies
Non-cancellable Commitments
The Company entered into a non-cancellable arrangement with a cloud services provider in July 2022. Under the arrangement, the Company committed to spend an aggregate of at least $100.0 million for the period of three years beginning July 2022, on services with this vendor. The Company has incurred costs totaling $31.8 million and $8.3 million during the fiscal years ended April 30, 2024 and April 30, 2023, respectively, under the arrangement.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company entered into a non-cancellable arrangement with a professional services provider in October 2023. Under the arrangement, the Company committed to purchase an aggregate of $15.0 million of professional services for a period of 18 months beginning October 2023. The Company has incurred costs totaling $7.8 million during the fiscal year ended April 30, 2024, under the arrangement.
The Company entered into a non-cancellable arrangement with a professional services provider in January 2024, which was amended in April 2024. Under the amended arrangement, the Company committed to purchase an aggregate of $31.0 million of professional services for a period of two years beginning January 2024. The Company has incurred costs totaling $3.5 million during the fiscal year ended April 30, 2024, under the arrangement.
C3.ai DTI Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of April 30, 2024 and 2023, the total potential remaining contributions are $31.6 million and $31.6 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
Legal Proceedings
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint names as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleges that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleges that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, interest, fees and costs. All defendants moved to dismiss plaintiffs’ amended complaint on May 1, 2023. On June 30, 2023, plaintiffs voluntarily dismissed the underwriter defendants. On February 22, 2024, the court granted the motion to dismiss on all claims except for portions of the alleged violations of Section 11 and Section 15. Plaintiffs filed a second amended complaint on April 4, 2024. Defendants filed motions to dismiss on May 17, 2024.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Five putative shareholder derivative actions have been filed: (1) Suri v. Siebel et al. (22-cv-03031) filed on May 23, 2022 in the U.S. District Court for the Northern District of California; (2) Rabasca v. Siebel et al. (23-cv-1566) filed on April 3, 2023 in the U.S. District Court for the Northern District of California; (3) Vo v. Siebel et al. (23-cv-428) filed on April 19, 2023 in the U.S. District Court for the District of Delaware; and (4) Lanfair v. Siebel et al. (24-cv-01869) filed on March 26, 2024 in the U.S. District Court for the Northern District of California; and (5) Pankow v. Siebel et al. (2024-0530-NAC) on May 15, 2024 in the Chancery Court of Delaware. In these cases, the plaintiffs assert claims on the Company’s behalf against certain of the Company’s current and former officers and directors for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, gross mismanagement, corporate waste, abuse of control, unjust enrichment, and violations of the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. In all four cases, the Company is named as a nominal defendant. The derivative complaints seek unspecified damages, disgorgement of profits from board member stock sales, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, Suri was stayed pending resolution of the Reckstin case. On August 3, 2023, Vo was transferred to the U.S. District Court for the Northern District of California (3:23-cv-03895), and on August 30, 2023 the Vo action was stayed on the same terms as the Suri action. On December 4, 2023, the parties in Rabasca filed a stipulation to consolidate the Rabasca action with the Suri action, and to stay the Rabasca action on the same terms as the Suri action. The Company has not yet been required to answer the complaints in Suri, Rabasca and Vo and has not yet been served with the complaint in the Lanfair or Pankow matters.
As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable. Due to the early stages of these legal proceedings, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.
On February 27, 2024, the Company filed a lawsuit in the Court of Rome, Italy against Enel Global Services S.r.l. and any involved corporate affiliates (“Enel”). The claims in the suit against Enel include misappropriation of trade secrets under Articles 98 and 99 of the Italian Industrial Property Code and breach of contract. In this action, the Company seeks compensatory damages in the amount of €2.1 billion, equitable and other relief, as well as fees and costs. The Company has also filed a report of criminal misconduct with Italian law enforcement under Article 623 of the Italian Criminal Code. The Company is evaluating other legal venues to fully redress its claims. The Company is considering filing a report of misconduct with federal law enforcement in the United States. Since any legal action is unpredictable, it is difficult to quantify the potential recoveries, associated potential costs, and timeline associated with resolution of this matter. Any gain on this matter is considered a gain contingency and will be recognized in the period in which the award is realized or realizable. The Company does not assume any obligation to provide regular updates on this legal action.
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
8. Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of April 30, 2024, there were no shares of Preferred Stock issued or outstanding.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Common Stock Subject to Repurchase
Under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Incentive Plan”) and the Company’s Amended and Restated 2020 Equity Incentive Plan (the “2020 Incentive Plan”), certain optionholders are allowed to exercise stock options to purchase Class A common stock prior to vesting. The Company has the right to repurchase at the original purchase price any unvested but outstanding shares of common stock upon termination of service of the optionholder. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. There have been no net proceeds from the early exercise of such options during the fiscal years ended April 30, 2024, 2023 and 2022, respectively. The Company has recorded a current liability of $0.3 million and $0.8 million as of April 30, 2024 and 2023, respectively. The liability is reclassified into equity on a ratable basis as the stock options vest. Unvested Class A common stock of 43,188 and 148,239 shares as of April 30, 2024 and 2023, respectively were subject to such repurchase right and are legally issued and outstanding as of each period presented. See Note 9. Stock-Based Compensation for more information.
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
In March 2022, the Company repurchased and immediately retired 0.7 million shares of its Class A common stock for an aggregate amount of $15.0 million. The Company had not repurchased any shares of its Class A common stock under this program during the fiscal years ended April 30, 2024 and 2023. The stock repurchase program expired in June 2023.
9. Stock-Based Compensation
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other equity awards.
As of April 30, 2024, the number of shares of Class A common stock available for issuance was 8,769,914 under the 2020 Incentive Plan. On August 15, 2023 and August 21, 2023, respectively, the Company’s compensation committee and board of directors adopted, and, on October 4, 2023, its stockholders approved, the amendment of the 2020 Incentive Plan to increase the maximum number of shares of Class A common stock that may be automatically added to the share reserve of the 2020 Incentive Plan on May 1 of each year from May 1, 2024 until (and including) May 1, 2030 pursuant to the “evergreen” provision of the 2020 Incentive Plan from five percent (5%) to seven percent (7%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30 of the immediately preceding fiscal year. Prior to the adoption and approval of such amendment, there was an automatic annual increase on May 1, 2023 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to five percent (5%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding as of April 30, 2023.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Stock options generally expire 10 years from the date of grant, or earlier if services are terminated. Generally, each stock option for common stock is subject to a vesting schedule such that one fifth of the award vests after the first-year anniversary and one-sixtieth of the award vests each month thereafter over the remaining four years, subject to continuous service.
A summary of the Company’s option activity during the periods indicated was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2022	36,338	$12.44	7.34	$165,436
Options granted	571	15.30
Options exercised	(1,332)	20.60
Options cancelled	(881)	15.36
Balance as of April 30, 2023	34,696	$12.75	6.45	$175,907
Options granted	829	30.11
Options exercised	(3,033)	33.84
Options cancelled	(1,164)	13.58
Balance as of April 30, 2024	31,328	$13.97	5.68	$268,167
Vested and exercisable as of April 30, 2024	23,991	$10.66	5.27	$284,778
Vested and expected to vest as of April 30, 2024(1)	31,371	$13.97	5.68	$268,537
__________________
(1) The number of options vested and expected to vest as of April 30, 2024 includes early exercised, unvested Class A common stock. Refer to Note 8. Stockholders’ Equity for more information.
The weighted average grant date fair value of options granted during the fiscal years ended April 30, 2024, 2023 and 2022 was $16.70, $7.88 and $19.15, respectively. Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised during the fiscal years ended April 30, 2024, 2023 and 2022 was $89.7 million, $24.4 million and $187.3 million, respectively. The total grant date fair value of options vested during the fiscal years ended April 30, 2024, 2023 and 2022 was $34.7 million, $49.9 million and $35.3 million, respectively.
As of April 30, 2024 and 2023, there was $79.6 million and $104.7 million, respectively, of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 2.2 years and 2.5 years, respectively.
The grant-date fair value of the options issued for the fiscal years ended April 30, 2024, 2023 and 2022 are estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Fiscal Year Ended April 30,
	2024	2023	2022
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	63.2%	46.3%	44.1%
Expected term (years)	6.1	6.5	6.4
Risk-free interest rate	4.1%	3.9%	1.1%

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company’s RSUs include time-based RSUs and PRSUs.
Time-based RSUs
The time-based RSUs are typically subject to service-based vesting conditions satisfied over five years with one-fifth of the award vesting after the first-year anniversary and one-twentieth of the award vesting quarterly thereafter. The related stock-based compensation is recognized on a straight-line basis over the requisite service period. For the fiscal year ended April 30, 2024, 2023 and 2022, the Company recognized stock-based compensation expense of $130.6 million, $134.8 million and $72.9 million, respectively, associated with such time-based RSUs.
PRSUs
In July 2022, the compensation committee of the board of directors (the “Compensation Committee”) approved the grant of a maximum of 1,700,000 performance-based restricted stock units (the “PRSU Award”) to the CEO, pursuant to the 2020 Incentive Plan, subject to and conditioned upon the subsequent determination by the board of directors of performance metrics upon the achievement of which the PRSU Award would vest. In August 2022, the board of directors approved performance metrics in concept, subject to further action by the Compensation Committee. In December 2022, the Compensation Committee: (a) determined and approved the performance metrics, which are based on the achievement of certain total shareholder return results, as measured against certain stock price hurdles (the “Market Condition”); and (b) extended the vesting period of the PRSU Award through December 31, 2027. As an additional condition to vesting of each tranche of the PRSU Award, Mr. Siebel must remain in continuous service to the Company through a minimum service date that applies to such tranche or, if later, the date the applicable performance metric is achieved (the “Service Condition”). The grant date of the PRSU Award was established in December 2022.
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the fiscal years ended April 30, 2024 and 2023, the Company recorded stock-based compensation expense of $5.4 million and $2.1 million, respectively, related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.
A summary of the Company’s RSU activities and related information is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2022	12,109	$36.04
RSUs granted	19,254	16.63
RSUs vested	(6,535)	29.16
RSUs forfeited	(3,682)	31.27
Unvested Balance as of April 30, 2023	21,146	$21.32
RSUs granted	8,422	33.40
RSUs vested	(6,248)	24.94
RSUs forfeited	(4,037)	26.85
Unvested Balance as of April 30, 2024	19,283	$24.26
As of April 30, 2024 and 2023, there was $422.6 million and $423.8 million, respectively, of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.7 years and 3.9 years, respectively.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2023 and 2022, the Compensation Committee approved the payment of fiscal year 2023 and 2022 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 532,842 and 811,790 shares of Class A common stock pursuant to this program during the fiscal year ended April 30, 2024 and April 30, 2023, respectively.
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
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

Fiscal Year Ended April 30,
	2024	2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	54.5 - 73.3%	47.8 - 61.4%
Expected term (years)	0.5 - 2.0	0.4 - 2.0
Risk-free interest rate	4.7 - 5.5%	4.1 - 4.9%

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal years ended April 30, 2024 and 2023, the Company recognized $5.4 million and $3.7 million, respectively, of stock-based compensation expense related to the 2020 ESPP. During the fiscal years ended April 30, 2024 and 2023, the Company’s employees purchased 863,412 and 310,784, respectively, shares of its Class A common stock under the 2020 ESPP. As of April 30, 2024 and 2023, there was $2.7 million and $5.8 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods. As of April 30, 2024 and 2023, 5,049,150 and 4,773,137, respectively, shares of Class A common stock were available for future issuance under the 2020 ESPP.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s consolidated statements of operations (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
Cost of subscription	$34,032	$21,417	$8,638
Cost of professional services	1,288	2,220	2,710
Sales and marketing	71,751	71,389	40,344
Research and development	72,036	90,217	39,200
General and administrative	36,654	31,299	22,549
Total stock-based compensation expense	$215,761	$216,542	$113,441
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the fiscal years ended April 30, 2024 and 2023, the Company recognized $38.8 million and $35.0 million respectively, of stock-based compensation expense associated with these programs, of which $31.2 million and $32.4 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets as of April 30, 2024 and 2023, respectively. Upon settlement, this amount will be reflected under common stock and additional paid-in capital in the consolidated statements of stockholders’ equity.
10. Income Taxes
The components of the Company’s net loss before provision for income taxes for the fiscal years ended April 30, 2024, 2023 and 2022 were as follows (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
Domestic	$(282,036)	$(270,280)	$(189,891)
Foreign	3,132	2,116	(1,385)
Net loss before provision for income taxes	$(278,904)	$(268,164)	$(191,276)

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company’s provision for income taxes for the fiscal years ended April 30, 2024, 2023 and 2022 were as follows (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
Current expense
Federal	$—	$—	$—
State	293	306	310
Foreign	499	369	479
Total	792	675	789
Deferred expense
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total	—	—	—
Total provision for income taxes	$792	$675	$789
The reconciliation of U.S. federal statutory rate to the Company’s effective tax rate was follows (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
Expected benefit at federal statutory rate	$(58,570)	$(56,314)	$(40,119)
State tax expense—net of federal benefit	292	306	310
Impact of foreign operations	(158)	(75)	770
Federal research and development credit	(3,087)	(2,489)	(1,109)
Change in valuation allowance	66,556	32,481	59,450
Stock-based compensation	(5,001)	25,806	(19,152)
Meals and entertainment	207	95	50
Other permanent items	553	865	589
Total provision for income taxes	$792	$675	$789
The difference in the Company’s effective tax rate and the U.S. federal statutory tax rate is primarily due to recording a full valuation allowance on the Company’s U.S. deferred tax assets.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred tax assets and liabilities as of April 30, 2024 and 2023 were as follows (in thousands):

	As of April 30,
	2024	2023
Deferred tax assets
Accrued payroll	$5,542	$3,971
Other accruals & reserves	5,933	5,815
Operating lease liability	13,433	8,868
Deferred revenue	1,643	2,221
Net operating losses	141,157	116,111
R&D tax credit	15,001	10,302
Stock based compensation	13,263	10,595
Capitalized R&D expenditure	72,140	30,696
Other	626	457
Gross deferred tax assets	268,738	189,036
Valuation allowance	(252,682)	(180,571)
Total deferred tax assets	16,056	8,465
Deferred tax liabilities
Prepaid expenses	(1,986)	(1,956)
Depreciation	(9,808)	(2,580)
Operating lease right-of-use assets	(4,262)	(3,929)
Total deferred tax liabilities	(16,056)	(8,465)
Net deferred tax assets (liabilities)	$—	$—
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its net deferred tax assets, the Company considers all available evidence, including cumulative losses since inception and expected future losses and as such, management does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the U.S. and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements. The valuation allowance as of April 30, 2024 and 2023 was $252.7 million and $180.6 million, respectively. The increase of $72.1 million in the Company’s valuation allowance compared to the prior fiscal year was primarily due to an increase in deferred tax assets arising from net operating loss and capitalized R&D expenses.
As of April 30, 2024 and 2023, the Company had net operating loss carryforwards for federal income tax purposes of approximately $599.3 million and $487.6 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning in year 2029. Federal research and development tax credit carryforwards of approximately $18.8 million, will expire beginning in 2032 if not utilized. Federal charitable contribution carryforwards of approximately $25.6 million will expire beginning in 2022 if not utilized. Federal capital loss carryforwards of approximately $1.0 million will begin to expire in 2026 if not utilized.
In addition, as of April 30, 2024 and 2023, the Company had net operating loss carryforwards for state income tax purposes of approximately $249.3 million and $187.8 million, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in the year 2032. The Company had state research and development tax credit carryforwards of approximately $14.2 million. The state research and development tax credits do not expire. State capitol loss carryforwards of approximately $0.4 million will begin to expire in 2026 if not utilized.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in thousands):

	As of April 30,
	2024	2023
Balance as of May 1	$11,369	$7,368
Increases for tax positions related to the current year	5,179	4,001
Balance as of April 30	$16,548	$11,369
As of April 30, 2024, $0.1 million of unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2024 and 2023, the Company has no cumulative interest and penalties related to unrecognized tax benefits. The Company does not anticipate a significant change in the unrecognized tax benefits over the next 12 months.
11. Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for fiscal years ended April 30, 2024, 2023 and 2022. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended April 30,
	2024	2023	2022
Numerator
Net loss attributable to common stockholders	$(279,696)	$(268,839)	$(192,065)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	119,362	109,851	104,404
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares	$(2.34)	$(2.45)	$(1.84)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	Fiscal Year Ended April 30,
	2024	2023	2022
Stock options	31,371	34,844	36,712
RSUs	19,283	21,146	12,109
ESPP	731	1,525	—

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Related Party Transactions
Revenue Transactions with Baker Hughes Company
In June 2019, the Company entered into multiple agreements with Baker Hughes under which Baker Hughes received a three-year subscription to use the Company’s software. This arrangement was revised in June 2020 to extend the term to five years and modify the subscription fees due. Under the agreements as revised in June 2020, Baker Hughes made minimum, non-cancellable revenue commitments, inclusive of their direct subscription fees and third party revenue generated through a joint marketing arrangement with Baker Hughes in the amount of $46.7 million in fiscal year 2020, $53.3 million in fiscal year ending April 30, 2021, $75.0 million in the fiscal year ending April 30, 2022, $125.0 million in fiscal year ending April 30, 2023, and $150.0 million in fiscal year ending April 30, 2024. The Company also agreed to pay Baker Hughes a sales commission on subscriptions and services offerings it resold in excess of the minimum revenue commitments.
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
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $10.6 million, $75.5 million, and $60.4 million during the fiscal year ended April 30, 2024, 2023 and 2022, respectively. The Company recognized professional services revenue from Baker Hughes of $5.8 million, $16.8 million and $16.9 million during the during the fiscal years ended April 30, 2024, 2023, and 2022, respectively.
The Company recognized cost of subscription revenue related to services purchased from Baker Hughes to be used for third party customer of nil, nil and $0.6 million for the fiscal years ended April 30, 2024, 2023, and 2022, respectively. The Company recognized sales and marketing expenses related to Baker Hughes of $0.8 million, $14.0 million, and $8.2 million (inclusive of amortization of $0.8 million, $4.9 million and $3.3 million, respectively, of deferred commissions) for the fiscal years ended April 30, 2024, 2023, and 2022, respectively. The Company paid sales commission of nil, $16.0 million, and $3.4 million during the fiscal years ended April 30, 2024, 2023, and 2022 respectively, related to this arrangement.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of April 30, 2024 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of April 30, 2024.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which is included on the following page.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of C3.ai, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C3.ai, Inc. and subsidiaries (the “Company”) as of April 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2024, of the Company and our report dated June 18, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 18, 2024

ITEM 9B. OTHER INFORMATION
During the three months ended April 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Edward Y. Abbo President and Chief Technology Officer	Adoption (1)	July 3, 2024	X		217,612	—	December 31, 2024
Stephen M. Ward, Jr. Director	Adoption	July 1, 2024	X		125,000	—	December 31, 2024
Hitesh Lath Senior Vice President and Chief Financial Officer	Adoption	June 27, 2024	X		3,441	—	December 31, 2024

(1) This 10b5-1 trading arrangement was adopted by Edward Abbo, individually and as Trustee of the Abbo 2012 Children’s Trust FBO Dana Lauren Abbo U/A OTO 3/8/2021, the Abbo 2012 Children’s Trust FCO Layla Grace Abbo U/A OTO 3/8/2021, and the Abbo 2012 Children’s Trust FBO Casey Cecile Abbo U/A OTO 3/8/2021.
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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2024 annual meeting of stockholders, or our 2024 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended April 30, 2024, and is incorporated herein by reference.
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
Insider Trading Policy
Under our Insider Trading Policy, employees, directors, and designated consultants, as well as immediate family members or others subject to the influence, direction or control of these individuals are prohibited from insider trading, hedging transactions, pledges, holding securities in margin accounts, short sales and transactions involving derivative securities, such as exchange-traded put or call options or swaps relating to our securities. A copy of our Insider Trading Policy has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference as indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-250082	3.4	November 30, 2020
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-250082	4.1	November 30, 2020
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated August 15, 2019.	S-1/A	333-250082	4.2	November 23, 2020
4.2.1	Amendment to Registration Rights Agreement and Waiver of Registration Rights and Notice by and among the Registrant and certain of its stockholders, dated December 3, 2020.	10-K	001-39744	4.2.1	June 25, 2021
4.3	Voting Agreement by and among the Registrant, Thomas M. Siebel and Patricia A. House, dated January 15, 2015.	S-1	333-250082	4.3	November 13, 2020
4.4	Description of Capital Stock of the Registrant.	10-K	001-39744	4.4	June 25, 2021
10.1+	C3.ai, Inc. Amended and Restated 2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-250082	10.1	November 13, 2020
10.2+	C3.ai, Inc. 2020 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-39744	10.1	December 7, 2023
10.3+	C3.ai, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-250082	10.3	November 30, 2020
10.4+	Offer Letter by and between the Registrant and Edward Y. Abbo, dated July 22, 2009.	S-1	333-250082	10.4	November 13, 2020
10.5+	Offer Letter by and between the Registrant and Houman Behzadi, dated January 6, 2010.	S-1	333-250082	10.5	November 13, 2020
10.6+	Revised Offer Letter by and between the Registrant and Edward Y. Abbo, dated July 15, 2011.	S-1	333-250082	10.6	November 13, 2020

10.7+	Amended and Restated Advisor Agreement by and between the Registrant and Jim Hagemann Snabe, dated September 13, 2020.	8-K	001-39744	10.1	March 1, 2021
10.8+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-8	333-253944	10.1	March 5, 2021
10.9	Lease by and between the Registrant and Google LLC (as successor-in-interest to VII Pac Shores Investors, LLC), dated October 28, 2011.	S-1	333-250082	10.7	November 13, 2020
10.9.1	First Amendment to Lease by and between the Registrant and Google LLC, dated April 4, 2017.	S-1	333-250082	10.8	November 13, 2020
10.9.2	Second Amendment to Lease by and between the Registrant and Google LLC, dated November 7, 2017.	S-1	333-250082	10.9	November 13, 2020
10.9.3	Third Amendment to Lease by and between the Registrant and Google LLC, dated August 25, 2021.	10-Q	001-39744	10.1	December 2, 2021
10.9.4	Fourth Amendment to Lease by and between the Registrant and Google LLC, dated April 6, 2022.	10-K	001-39744	10.9.4	June 23, 2022
10.9.5	Sublease by and between the Registrant and First Virtual Group, Inc., dated February 21, 2023.	10-Q	001-39744	10.1	March 3, 2023
10.10#	Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 6, 2019.	S-1	333-250082	10.10	November 13, 2020
10.10.1#	First Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated September 26, 2019.	S-1	333-250082	10.11	November 13, 2020
10.10.2#	Second Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 1, 2020.	S-1	333-250082	10.12	November 13, 2020
10.10.3	Third Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated October 31, 2021.	10-Q	001-39744	10.4	December 2, 2021
10.11	Common Stock Purchase Agreement by and between the Registrant and Spring Creek Capital, LLC, dated as of November 25, 2020.	S-1/A	333-250082	10.13	November 30, 2020
10.12	Common Stock Purchase Agreement by and between the Registrant and Microsoft Corporation, dated as of November 27, 2020.	S-1/A	333-250082	10.14	November 30, 2020
10.13#	Office Lease by and between the Registrant and DWF IV 1400-1500 Seaport Blvd. LLC dated August 25, 2021.	10-Q	001-39744	10.2	December 2, 2021
10.14+	Offer Letter by and between the Registrant and Juho Parkkinen, dated March 1, 2022.	8-K	001-39744	10.1	March 2, 2022
10.15+	Offer Letter by and between the Registrant and Guy Wanger, dated August 28, 2023, and amended September 7, 2023.	10-Q	001-39744	10.2	December 7, 2023
10.16+	Offer Letter by and between the Company and Hitesh Lath, dated February 28, 2024.	10-Q	001-39744	10.1	February 29, 2024
19.1*	C3.ai, Inc. Insider Trading Policy
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	C3.ai, Inc. Incentive Compensation Recoupment Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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

C3.ai, Inc.

Date: June 18, 2024	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Siebel and Hitesh Lath, and each one of them, as his or her true and lawful attorney-in-fact and agent, with the power of substitution and re-substitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Siebel
Thomas M. Siebel	Chief Executive Officer and Chairman of the Board	June 18, 2024
(Principal Executive Officer)

/s/ Hitesh Lath
Hitesh Lath	Senior Vice President and Chief Financial Officer	June 18, 2024
(Principal Financial and Accounting Officer)

/s/ Lisa A. Davis
Lisa A. Davis	Director	June 18, 2024

/s/ Richard C. Levin
Richard C. Levin	Director	June 18, 2024

/s/ Michael G. McCaffery
Michael G. McCaffery	Director	June 18, 2024

/s/ Alan Murray
Alan Murray	Director	June 18, 2024

/s/ Condoleezza Rice
Condoleezza Rice	Director	June 18, 2024

/s/ Bruce Sewell
Bruce Sewell	Director	June 18, 2024

/s/ Jim H. Snabe
Jim H. Snabe	Director	June 18, 2024

/s/ KR Sridhar
KR Sridhar	Director	June 18, 2024

/s/ Stephen M. Ward, Jr.
Stephen M. Ward, Jr.	Director	June 18, 2024