Form 10-Q
period 2024-07-31
C3.ai, Inc.
filed 2024-09-05
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 26, 2024, the registrant had outstanding 123,532,746 shares of Class A common stock and 3,499,992 shares of Class B common stock.

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
•We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead, and have in the past led, to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands, as well as potential fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	July 31, 2024	April 30, 2024
Assets
Current assets
Cash and cash equivalents	$133,820	$167,146
Marketable securities	628,715	583,221
Accounts receivable, net of allowance of $390 and $359 as of July 31, 2024 and April 30, 2024, respectively	140,070	130,064
Prepaid expenses and other current assets	23,806	23,963
Total current assets	926,411	904,394
Property and equipment, net	86,480	88,631
Goodwill	625	625
Other assets, non-current	44,104	44,575
Total assets	$1,057,620	$1,038,225
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$31,615	$11,316
Accrued compensation and employee benefits	33,927	44,263
Deferred revenue, current	39,580	37,230
Accrued and other current liabilities	12,805	9,526
Total current liabilities	117,927	102,335
Deferred revenue, non-current	717	1,732
Other long-term liabilities	64,055	60,805
Total liabilities	182,699	164,872
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock	123	120
Class B common stock	3	3
Additional paid-in capital	2,027,274	1,963,726
Accumulated other comprehensive income (loss)	281	(563)
Accumulated deficit	(1,152,760)	(1,089,933)
Total stockholders’ equity	874,921	873,353
Total liabilities and stockholders’ equity	$1,057,620	$1,038,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2024	2023
Revenue
Subscription(1)	$73,456	$61,352
Professional services(2)	13,757	11,010
Total revenue	87,213	72,362
Cost of revenue
Subscription	33,292	30,434
Professional services	1,755	1,379
Total cost of revenue	35,047	31,813
Gross profit	52,166	40,549
Operating expenses
Sales and marketing(3)	52,125	43,885
Research and development	52,927	50,868
General and administrative	19,700	19,889
Total operating expenses	124,752	114,642
Loss from operations	(72,586)	(74,093)
Interest income	10,003	10,122
Other income (expense), net	28	(239)
Loss before provision for income taxes	(62,555)	(64,210)
Provision for income taxes	272	148
Net loss	$(62,827)	$(64,358)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.50)	$(0.56)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	124,979	115,681
(1)    Including related party revenue of $10,581 for the three months ended July 31, 2023.
(2)    Including related party revenue of $5,804 for the three months ended July 31, 2023.
(3)    Including related party sales and marketing expense of $810 for the three months ended July 31, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2024	2023
Net loss	$(62,827)	$(64,358)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	931	(373)
Unrealized loss on derivative instruments, net of tax	$(87)	$—
Comprehensive loss	$(61,983)	$(64,731)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended July 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	123,706	$123	$1,963,726	$(563)	$(1,089,933)	$873,353
Issuance of Class A common stock upon exercise of stock options, net of repurchases	430	1	3,124	—	—	3,125
Vesting of early exercised Class A common stock options	—	—	105	—	—	105
Shares withheld related to net share settlement of equity awards	(107)	—	(2,945)	—	—	(2,945)
Vesting of restricted stock units	2,176	2	22,278	—	—	22,280
Stock-based compensation expense	—	—	40,986	—	—	40,986
Other comprehensive loss	—	—	—	844	—	844
Net loss	—	—	—	—	(62,827)	(62,827)
Balance as of July 31, 2024	126,205	$126	$2,027,274	$281	$(1,152,760)	$874,921

	Three Months Ended July, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	113,943	$113	$1,740,174	$(385)	$(810,237)	$929,665
Issuance of Class A common stock upon exercise of stock options, net of repurchases	2,084	2	9,569	—	—	9,571
Vesting of early exercised Class A common stock options	—	—	151	—	—	151
Shares withheld related to net share settlement of equity awards	(172)	—	(7,118)	—	—	(7,118)
Vesting of restricted stock units	2,070	2	21,466	—	—	21,468
Stock-based compensation expense	—	—	43,436	—	—	43,436
Other comprehensive loss	—	—	—	(373)	—	(373)
Net loss	—	—	—	—	(64,358)	(64,358)
Balance as of July 31, 2023	117,925	$117	$1,807,678	$(758)	$(874,595)	$932,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(62,827)	$(64,358)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,119	3,056
Non-cash operating lease cost	85	274
Stock-based compensation expense	54,683	50,880
Accretion of discounts on marketable securities	(3,936)	(3,974)
Other	98	25
Changes in operating assets and liabilities
Accounts receivable(1)	(10,037)	12,017
Prepaid expenses, other current assets and other assets(2)	1,604	3,051
Accounts payable(3)	20,033	(564)
Accrued compensation and employee benefits	(1,755)	(39)
Operating lease liabilities	(498)	8,204
Other liabilities(4)	6,138	2,254
Deferred revenue(5)	1,335	(6,890)
Net cash provided by operating activities	8,042	3,936
Cash flows from investing activities:
Purchases of property and equipment	(924)	(11,338)
Capitalized software development costs	—	(1,500)
Purchases of marketable securities	(230,924)	(322,534)
Maturities and sales of marketable securities	190,298	250,572
Net cash used in investing activities	(41,550)	(84,800)
Cash flows from financing activities:
Proceeds from exercise of Class A common stock options	3,127	9,595
Taxes paid related to net share settlement of equity awards	(2,945)	(7,118)
Net cash provided by financing activities	182	2,477
Net decrease in cash, cash equivalents and restricted cash	(33,326)	(78,387)
Cash, cash equivalents and restricted cash at beginning of period	179,712	297,395
Cash, cash equivalents and restricted cash at end of period	$146,386	$219,008
Cash and cash equivalents	$133,820	$206,442
Restricted cash included in other assets, non-current	12,566	12,566
Total cash, cash equivalents and restricted cash	$146,386	$219,008
Supplemental disclosure of cash flow information—cash paid for income taxes	$292	$150
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$301	$5,764
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$1,345	$778
Receivable from exercise of stock options included in prepaid expenses, other current assets and other assets	$—	$33
Vesting of early exercised stock options	$105	$—
(1)Including changes in related party balances of $12,444 for the three months ended July 31, 2023.
(2)Including changes in related party balances of $(810) for the three months ended July 31, 2023.
(3)Including changes in related party balances of $248 for the three months ended July 31, 2023.
(4)Including changes in related party balances of $(2,448) for the three months ended July 31, 2023.
(5)Including changes in related party balances of $(46) for the three months ended July 31, 2023.
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
Basis of Presentation and Principles of Consolidation
The Company prepares its unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, which was filed with the SEC on June 18, 2024.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2024 and the results of operations for the three months ended July 31, 2024, and cash flows for the three months ended July 31, 2024. The results of operations for the three months ended July 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Such estimates include, but are not limited to, determining standalone selling price for performance obligations in contracts with customers and estimating variable consideration, the estimated expected benefit period for deferred contract acquisition costs, the useful lives of long-lived assets, the incremental borrowing rate for operating leases, other assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Fiscal Year
The Company’s fiscal year ends on April 30.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2024, which was filed with the SEC on June 18, 2024. There have been no significant changes to these policies during the three months ended July 31, 2024.
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
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended July 31,
	2024	2023
North America (1)	$77,128	$61,712
Europe, the Middle East and Africa (1)	9,390	9,559
Asia Pacific (1)	247	825
Rest of World (1)	447	266
Total revenue	$87,213	$72,362
__________________
(1)The United States comprised 87% and 85% of the Company’s revenue for the three months ended July 31, 2024 and 2023, respectively. No other country comprised 10% or greater of the Company’s revenue for the three months ended July 31, 2024 or 2023.
Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single performance obligation within the context of the contract and are generally satisfied over time. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer. Revenue from such software licenses was $12.6 million and $3.2 million during the three months ended July 31, 2024 and 2023, respectively.
Deferred Revenue
As of July 31, 2024 and April 30, 2024, the Company’s deferred revenue balances were $40.3 million and $39.0 million, respectively. Revenue of $25.2 million and $26.3 million was recognized during the three months ended July 31, 2024 and 2023, respectively, that was included in the deferred revenue balances as of April 30, 2024 and 2023, respectively.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered or billed and recognized in the same period. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts.
Revenue expected to be recognized from remaining performance obligations was approximately $204.5 million as of July 31, 2024, of which $150.9 million is expected to be recognized over the next 12 months and the remainder thereafter.
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. One Customer-Entity accounted for 23% of revenue for the three months ended July 31, 2024. One Customer-Entity accounted for 32% of revenue for the three months ended July 31, 2023. Two separate Customer-Entities accounted for 18% and 14%, respectively, of accounts receivable at July 31, 2024. Two separate Customer-Entities accounted for 25% and 16%, respectively, of accounts receivable at April 30, 2024.
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts receivable by considering various factors, including the age of each outstanding invoice, customer type, the collection history of each customer, historical write-off experience, current and near-term macroeconomic conditions and uncertainties. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. Accounts receivable included unbilled receivables as of July 31, 2024 and April 30, 2024 of $81.5 million and $62.3 million, respectively.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of July 31, 2024				As of April 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$82,660	$—	$—	$82,660	$82,564	$—	$—	$82,564
Commercial paper	—	14,340	—	14,340	—	18,769	—	18,769
U.S. treasury securities	—	2,745	—	2,745	—	5,888	—	5,888
Corporate debt securities	—	1,985	—	1,985	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	7,208	—	7,208	—	2,497	—	2,497
Certificates of deposit	—	80,332	—	80,332	—	62,017	—	62,017
U.S. government agencies securities	—	46,626	—	46,626	—	46,428	—	46,428
Commercial paper	—	136,382	—	136,382	—	162,183	—	162,183
Corporate debt securities	—	358,167	—	358,167	—	310,095	—	310,095
Total cash equivalents and available-for-sale marketable securities	$82,660	$647,785	$—	$730,445	$82,564	$607,877	$—	$690,441
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of July 31, 2024				As of April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$82,660	$—	$—	$82,660	$82,564	$—	$—	$82,564
Commercial paper	14,340	—	—	14,340	18,769	—	—	18,769
U.S. treasury securities	2,745	—	—	2,745	5,888	—	—	5,888
Corporate debt securities	1,985	—	—	1,985	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	7,203	5	—	7,208	2,497	—	—	2,497
Certificates of deposit	80,332	—	—	80,332	62,017	—	—	62,017
U.S. government agencies securities	46,579	74	(27)	46,626	46,527	5	(104)	46,428
Commercial paper	136,382	—	—	136,382	162,183	—	—	162,183
Corporate debt securities	357,849	453	(135)	358,167	310,557	64	(526)	310,095
Total cash equivalents and available-for-sale marketable securities	$730,075	$532	$(162)	$730,445	$691,002	$69	$(630)	$690,441
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of July 31, 2024		As of April 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$534,132	$534,185	$514,747	$514,484
After one year through five years	94,213	94,530	69,034	68,736
Total	$628,345	$628,715	$583,781	$583,220

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of July 31, 2024 (in thousands):

	As of July 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government agencies securities	$(26)	$13,983	$—	$—	$(26)	$13,983
Commercial paper	—	2,539	—	—	—	2,539
Corporate debt securities	(107)	96,012	(29)	40,027	(136)	136,039
Total	$(133)	$112,534	$(29)	$40,027	$(162)	$152,561

	As of July 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government agencies securities	$(110)	$37,729	$(8)	$4,442	$(118)	$42,171
Commercial paper	—	10,254	—	—	—	10,254
Corporate debt securities	(527)	158,948	(156)	39,968	(683)	198,916
Total	$(637)	$206,931	$(164)	$44,410	$(801)	$251,341
As of July 31, 2024, the Company had 116 marketable securities in an unrealized loss position. As of April 30, 2024, the Company had 219 marketable securities that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The decline in fair value below amortized cost basis was not considered other-than-temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no significant credit-related impairment losses were recorded as of July 31, 2024.
5. Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at July 31, 2024 and April 30, 2024 (in thousands):

	Useful Life	As of July 31,	As of April 30,
	(in months)	2024	2024
Leasehold improvements	*	$72,248	$71,867
Computer equipment	36	5,316	4,936
Office furniture and equipment	60	14,597	14,479
Capital work-in-progress	NA	11,986	12,122
Property and equipment, gross		104,147	103,404
Less: accumulated depreciation and amortization		(17,667)	(14,773)
Property and equipment, net		$86,480	$88,631
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable
Capital work-in-progress primarily consisted of costs related to various leasehold improvements in connection with leased space that is not considered available for use and has not yet been placed into service.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation and amortization expense related to property and equipment was $2.9 million and $2.8 million for the three months ended July 31, 2024 and 2023, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at July 31, 2024 and April 30, 2024 (in thousands):

	As of July 31,	As of April 30,
	2024	2024
Accrued stock-settled bonus	$19,267	$31,194
Accrued bonus	290	336
Accrued vacation	4,162	4,317
Accrued payroll taxes and benefits	2,915	3,636
Accrued commissions	2,965	2,826
Accrued salaries	102	225
ESPP contributions	3,923	1,409
Other	303	320
Accrued compensation and employee benefits	$33,927	$44,263
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at July 31, 2024 and April 30, 2024 (in thousands):

	As of July 31,	As of April 30,
	2024	2024
Liability for common stock exercised prior to vesting	$161	$266
Accrued general expenses	5,203	2,783
Operating lease liabilities, current	3,822	3,226
Accrued professional services	2,287	2,082
Other	1,332	1,169
Accrued and other current liabilities	$12,805	$9,526
6. Commitments and Contingencies
Non-cancellable Purchase Commitments
The Company entered into a non-cancellable arrangement with a cloud services provider in July 2022. Under the arrangement, the Company committed to spend an aggregate of at least $100.0 million for a period of three years beginning July 2022, on services with this vendor. The Company incurred costs totaling $9.4 million and $7.2 million during the three months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, the remaining contractual commitment is $54.0 million.
The Company entered into a non-cancellable arrangement with a professional services provider in October 2023, which was amended in July 2024. Under the amended arrangement, the Company committed to purchase an aggregate of $42.0 million of professional services for a period of three years beginning October 2023. The Company incurred costs totaling $4.9 million during the three months ended July 31, 2024, under the arrangement. As of July 31, 2024, the remaining contractual commitment is $34.6 million.
The Company entered into a non-cancellable arrangement with a professional services provider in January 2024, which was amended in April 2024. Under the amended arrangement, the Company committed to purchase an aggregate of $31.0 million of professional services for a period of two years beginning January 2024. The Company incurred costs totaling $4.9 million during the three months ended July 31, 2024, under the arrangement. As of July 31, 2024, the remaining contractual commitment is $22.6 million.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of July 31, 2024 and April 30, 2024, the total potential remaining contributions are $31.6 million and $31.6 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
Leases
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. The lease commencement date of the first two phases was determined to have occurred in the quarter ended January 31, 2022, when the landlord delivered the leased space to the Company. The lease commencement date of the third phase was determined to have occurred in the quarter ended October 31, 2022, when the landlord delivered the leased space to the Company. The lease commencement date of the fourth phase was determined to have occurred in the quarter ended April 30, 2023, when the landlord delivered the leased space to the Company. The lease commencement date of the fifth phase was determined to have occurred in the quarter ended July 31, 2023, when the landlord delivered the leased space to the Company. The lease commencement date of the sixth phase was determined to have occurred in the quarter ended January 31, 2024, when the landlord delivered the leased space to the Company. The lease commencement date of the seventh and final phase was determined to have occurred in the quarter ended July 31, 2024, when the landlord delivered the applicable leased space to the Company. The Company recorded $1.3 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the condensed consolidated balance sheets related to the seventh phase of the lease.
Legal Proceedings
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint names as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleges that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleges that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, interest, fees and costs. All defendants moved to dismiss Plaintiffs’ amended complaint on May 1, 2023. On June 30, 2023, Plaintiffs voluntarily dismissed the underwriter defendants. On February 22, 2024, the court granted the motion to dismiss on all claims except for portions of the alleged violations of Section 11 and Section 15. Plaintiffs filed a second amended complaint on April 4, 2024. Defendants filed motions to dismiss on May 17, 2024. Plaintiffs filed an opposition brief on July 15, 2024, and defendants’ reply briefs are presently due September 26, 2024.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six putative shareholder derivative actions have been filed: (1) Suri v. Siebel et al. (22-cv-03031) filed on May 23, 2022 in the U.S. District Court for the Northern District of California; (2) Rabasca v. Siebel et al. (23-cv-1566) filed on April 3, 2023 in the U.S. District Court for the Northern District of California; and (3) Vo v. Siebel et al. (23-cv-428) filed on April 19, 2023 in the U.S. District Court for the District of Delaware; and (4) Lanfair v. Siebel et al. (24-cv-01869) filed on March 26, 2024 in the U.S. District Court for the Northern District of California; (5) Pankow v. Siebel et al. (2024-0530-NAC) on May 15, 2024 in the Chancery Court of Delaware; and (6) Rosenfeld v. Siebel et al. (2024-0698) on June 28, 2024 in the Chancery Court of Delaware. In these cases, the plaintiffs assert claims on the Company’s behalf against certain of the Company’s current and former officers and directors for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, gross mismanagement, corporate waste, abuse of control, unjust enrichment, and violations of the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. In all six cases, the Company is named as a nominal defendant. The derivative complaints seek unspecified damages, disgorgement of profits from board member stock sales, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, Suri was stayed pending resolution of the Reckstin case. On August 3, 2023, Vo was transferred to the U.S. District Court for the Northern District of California (3:23-cv-03895), and on August 30, 2023, the Vo action was stayed on the same terms as the Suri action. On December 4, 2023, the parties in Rabasca filed a stipulation to consolidate the Rabasca action with the Suri action, and to stay the Rabasca action on the same terms as the Suri action. On July 3, 2024, Lanfair was consolidated with Suri and stayed on the same terms. The Company has not yet been required to answer the complaints in Suri, Rabasca, Vo, and Lanfair and has not yet been served with the complaints in the Rosenfeld or Pankow matters.
As of the date of this report, the Company does not believe it is probable that these cases will result in an unfavorable outcome; however, if an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable. Given that the litigation is still in its preliminary stages, the Company is currently unable to estimate the potential loss or range of loss, if any, that may arise from these matters.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of July 31, 2024, there were no shares of Preferred Stock issued or outstanding.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
8.    Stock-Based Compensation
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other equity awards. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan. There was an automatic annual increase on May 1, 2024 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to seven percent (7%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2024.
Stock Options
Stock options generally expire 10 years from the date of grant, or earlier if services are terminated. Generally, each stock option for common stock is subject to a vesting schedule such that one fifth of the award vests after the first-year anniversary and one-sixtieth of the award vests each month thereafter over the remaining four years, subject to continuous service.
A summary of the Company’s option activity during the three months ended July 31, 2024 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2024	31,328	$13.97	5.68	$268,167
Options granted	61	22.69
Options exercised	(434)	29.44
Options cancelled	(341)	14.39
Balance as of July 31, 2024	30,614	$14.08	5.41	$387,878
Vested and exercisable as of July 31, 2024	24,625	$10.97	5.02	$388,590
Vested and expected to vest as of July 31, 2024	30,614	$14.08	5.41	$387,878
As of July 31, 2024, there was $69.3 million of unrecognized compensation cost related to stock options which is expected to be recognized over an estimated weighted-average period of 2.1 years.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The grant-date fair value of the options issued for the three months ended July 31, 2024 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Three Months Ended July 31,
	2024	2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	65.5%	—%
Expected term (years)	6.5	—
Risk-free interest rate	4.6%	—%
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
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the three months ended July 31, 2024, the Company recorded stock-based compensation expense of $1.4 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s RSU activity during the three months ended July 31, 2024 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2024	19,283	$24.26
RSUs granted	4,687	29.57
RSUs vested	(2,176)	30.28
RSUs forfeited	(1,330)	27.79
Unvested Balance as of July 31, 2024	20,464	$24.74
As of July 31, 2024, there was $472.8 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.7 years.
In June 2024 and 2023, the Compensation Committee approved the payment of fiscal year 2024 and 2023 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 707,801 and 532,842 shares of Class A common stock pursuant to this program in the three months ended July 31, 2024 and 2023, respectively.
Shares issued in settlement of fully vested RSUs granted under this bonus program were issued from the 2020 Incentive Plan and reduced the shares available for issuance under the 2020 Incentive Plan.
Employee Stock Purchase Plan
On November 27, 2020, the Company’s board of directors also adopted, and its stockholders also approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective immediately prior to the IPO. The 2020 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to employees. A total of 3,000,000 shares of Class A common stock were initially reserved for future issuance under the 2020 ESPP. The number of shares of Class A common stock reserved for issuance under the 2020 ESPP is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 ESPP. There was an automatic annual increase on May 1, 2024 in the number of shares reserved for future issuance pursuant to the 2020 ESPP in an amount equal to one percent (1%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2024. The 2020 ESPP permits participants to purchase shares of Class A common stock in an amount not exceeding 15% of their earnings during the relevant offering period. The offering dates and purchase dates for the 2020 ESPP are determined at the discretion of the Company’s board of directors.
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
During the three months ended July 31, 2024 and 2023, the Company recognized $0.7 million and $1.6 million, respectively, of stock-based compensation expense related to 2020 ESPP. As of July 31, 2024, there was $1.7 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,
	2024	2023
Cost of subscription	$7,694	$8,056
Cost of professional services	714	460
Sales and marketing	18,833	16,779
Research and development	18,431	17,033
General and administrative	9,011	8,552
Total stock-based compensation expense	$54,683	$50,880
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the three months ended July 31, 2024, the Company recognized $13.7 million of stock-based compensation expense associated with these programs. As of July 31, 2024, $19.3 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets. Upon settlement, this amount will be reflected under common stock and additional paid-in capital in the condensed consolidated statements of stockholders’ equity.
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
The Company recorded income tax expense of $0.3 million and $0.1 million for the three months ended July 31, 2024 and 2023, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
10.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three months ended July 31, 2024 and 2023. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,
	2024	2023
Numerator
Net loss attributable to common stockholders	$(62,827)	$(64,358)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	124,979	115,681
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares	$(0.50)	$(0.56)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	As of July 31,
	2024	2023
Stock options	30,614	32,073
RSUs	20,464	22,398
ESPP	649	1,405
11.    Related Party Transactions
Revenue Transactions with Baker Hughes Company
In June 2019, the Company entered into multiple agreements with Baker Hughes, which were subsequently modified in June 2020, October 2021 and January 2023. Details of these agreements are discussed in Note 12. Related Party Transactions in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended April 30, 2024, which was filed with the SEC on June 18, 2024.
Baker Hughes ceased to qualify as a related party of the Company as of June 30, 2023 and the amounts disclosed related to them are accordingly presented only for the periods in which they were considered a related party.
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $10.6 million during the three months ended July 31, 2023. The Company recognized professional services revenue from Baker Hughes of $5.8 million during the three months ended July 31, 2023.
The Company recognized sales and marketing expenses related to Baker Hughes of $0.8 million (inclusive of amortization of $0.8 million of deferred commissions) during the three months ended July 31, 2023.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended April 30, 2024 included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2024, which was filed with the Securities and Exchange Commission, or SEC, on June 18, 2024. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this report to “C3.ai,” “C3 AI,” the “Company”, “we,” “our,” “us,” or similar terms refer to C3.ai, Inc. and its subsidiaries.
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
•C3 Generative AI combines the utility of large language models, or LLMs, generative AI, reinforcement learning, natural language processing, and the C3 AI Platform to rapidly locate, retrieve, and present information, disparate data stores, applications, and enterprise information systems.
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
1 https://www.statista.com/statistics/764026/number-of-iot-devices-in-use-worldwide/

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
2 Unaudited

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
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 84% and 85% of our total revenue in the three months ended July 31, 2024 and 2023, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment.

We primarily recognize revenue from subscriptions on a ratable basis over the contract term or on a usage basis for consumption-based arrangements. In addition, customers typically pay a usage-based runtime fee for production use of our C3 AI Software for specified levels of capacity. We also recognize revenue upon delivery to the customer for software licenses that do not require maintenance and support services. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. In the first quarter of fiscal year 2023, we announced a consumption-based pricing model, beginning with a pilot phase which may include access to the C3 AI Platform, one C3 AI Application or C3 Generative AI, and C3 AI Center of Excellence, or COE, support services. Following the pilot period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment, or enter into a time-certain multi-period commitment that may include consumption charges. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI COE which is included as part of the subscription when purchased.
We also generate revenue from professional services, which primarily include implementation services, training, and prioritized engineering services. Professional services revenue represented 16% and 15% of our total revenue for the three months ended July 31, 2024 and 2023, respectively. Our professional services are provided both onsite and remotely, and can include training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and the services are typically provided under a fixed-fee engagement with defined deliverables and a duration of less than 12 months. We recognize revenue from our professional services over the period of delivery as services are performed.
Our total revenue was $87.2 million for the three months ended July 31, 2024, representing a 21% increase compared to the same period last year. Our subscription revenue grew to $73.5 million for the three months ended July 31, 2024, representing a 20% increase, compared to the same period last year.
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
As shown below, revenue growth initially decreased and then increased as the consumption-based pricing model went into effect. Average selling price, or ASP, and remaining performance obligations, or RPO, have generally decreased. Customer Engagement has increased.

	October 31, 2022	January 31, 2023	April 30, 2023	July 31, 2023	October 31, 2023	January 31, 2024	April 30, 2024	July 31, 2024
Total revenue (in thousands)	$62,408	$66,669	$72,410	$72,362	$73,229	$78,401	$86,590	$87,213
% growth year-over-year	7%	(4)%	—%	11%	17%	18%	20%	21%

Average selling price (in thousands)	$825	$1,899	$1,156	$755	$665	$1,206	$894	$654

Customer Engagement	223	247	287	334	404	445	487	551
% growth year-over-year			35%	50%	81%	80%	70%	65%

RPO (in thousands)	$417,320	$403,159	$381,437	$334,560	$303,552	$286,867	$244,304	$204,470

Subscription Revenue % growth year-over-year	26%	—%	1%	8%	12%	23%	41%	20%
Remaining Performance Obligations
As it relates to our legacy subscription-based pricing agreements, we monitor remaining performance obligations, or RPO. RPO is not necessarily indicative of future revenue growth because it is not applicable to pay-as-you-go consumption pricing agreements. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, ASP, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $204.5 million and $244.3 million as of July 31, 2024 and April 30, 2024, respectively.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of July 31, 2024 is comprised of $40.3 million related to deferred revenue and $164.2 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2024 is comprised of $39.0 million related to deferred revenue and $205.3 million of commitments from non-cancellable contracts.
RPO excludes amounts related to monthly usage-based runtime and hosting charges.
As we continue our transition to consumption-based pricing model, and lower ASP subscription contracts, we expect RPO to continue to decline.
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
Our best estimate of Customer Engagement was 551 and 334 as of July 31, 2024 and 2023, respectively. As noted below under Key Business Metric, we are seeing an increasing number of customers adopting our solutions via pilots and trials. As part of this evolution, we believe that Customer Engagement is no longer an effective metric for investors to use in understanding our business and its growth drivers, so we do not expect to continue reporting on Customer Engagement.
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

We executed 52 and 24 pilots and trials during the quarter ended July 31, 2024 and 2023, respectively.
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
In the third quarter of fiscal year 2024, we announced the AWS Marketplace listing of our self-service generative AI application, C3 Generative AI: Standard Edition. This applications offers a simple self-service setup that allows users to integrate their data, tune retrieval performance, and begin asking questions about their data in minutes. This application is designed with an intuitive search and chat interface that allows users of all levels to easily and quickly find information with high precision, perform data analysis, and discover insights from documents and data.

In the fourth quarter of fiscal year 2024, we announced the C3 Generative AI: Standard Edition, our no-code, self-service generative AI application on GCP Marketplace supporting Google’s newest and most advanced LLM, Gemini.
In the first quarter of fiscal year 2025, we announced the launch of C3 Generative AI for Government Programs application with Google Cloud. With C3 Generative AI for Government Programs, federal, state, or local government agencies can eliminate service delays, reduce wait times, make contact centers more effective, and improve the citizen experience. In the same quarter, we also achieved the AWS Generative AI Competency. This specialization recognizes C3 AI as an AWS Partner that helps customers and the AWS Partner Network drive the advancement of services, tools, and infrastructure pivotal for implementing generative AI technologies.
We expect to continue to invest heavily in generative AI to leverage these advanced technologies to enhance our existing offerings and continue to create new, innovative applications that cater to the evolving needs of the enterprise AI market.
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
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 13% and 15% of our total revenue for the three months ended July 31, 2024 and 2023, respectively, from international customers.
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

Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, pilots and trials of our C3 AI Applications or Generative AI, and hosting charges. Sales of our software licenses grant our customers the right to use our software, either on their own cloud instances or their internal hardware infrastructures, during the contractual term. We also offer a premium stand ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software during the contract term. In addition, customers pay a usage-based runtime fee for our C3 AI Software for specified levels of guaranteed minimum consumption. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. For a significant majority of our offerings, our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We currently have a small number of customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
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
Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of compensation, including salaries, bonuses, benefits, stock-based compensation and other related costs associated with our professional service personnel, prioritized engineering personnel, third-party system integration partners, and allocated overhead and depreciation for facilities.
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
Research and Development. Our research and development efforts are aimed at continuing to develop and refine our solutions, including adding new features and modules, increasing functionality and speed, and enhancing the usability of C3 AI Software. Research and development expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for our employees associated with research and development related activities. Research and development expenses also include cloud infrastructure costs related to our research and development efforts, and allocated overhead and depreciation for facilities. Research and development costs are expensed as incurred.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Revenue
Subscription	$73,456	$61,352
Professional services	13,757	11,010
Total revenue	87,213	72,362
Cost of revenue
Subscription (1)	33,292	30,434
Professional services (1)	1,755	1,379
Total cost of revenue	35,047	31,813
Gross profit	52,166	40,549
Operating expenses
Sales and marketing (1)	52,125	43,885
Research and development (1)	52,927	50,868
General and administrative (1)	19,700	19,889
Total operating expenses	124,752	114,642
Loss from operations	(72,586)	(74,093)
Interest income	10,003	10,122
Other income (expense), net	28	(239)
Loss before provision for income taxes	(62,555)	(64,210)
Provision for income taxes	272	148
Net loss	$(62,827)	$(64,358)
________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Cost of subscription	$7,694	$8,056
Cost of professional services	714	460
Sales and marketing	18,833	16,779
Research and development	18,431	17,033
General and administrative	9,011	8,552
Total stock-based compensation expense	$54,683	$50,880

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,
	2024	2023

Revenue
Subscription	84%	85%
Professional services	16	15
Total revenue	100	100
Cost of revenue
Subscription	38	42
Professional services	2	2
Total cost of revenue	40	44
Gross profit	60	56
Operating expenses
Sales and marketing	60	61
Research and development	61	70
General and administrative	23	27
Total operating expenses	143	158
Loss from operations	(83)	(102)
Interest income	11	14
Other income (expense), net	—	—
Loss before provision for income taxes	(72)	(89)
Provision for income taxes	—	—
Net loss	(72)%	(89)%
Comparison of the Three Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,		$ Change	% Change
	2024	2023
	(in thousands)
Revenue
Subscription	$73,456	$61,352	$12,104	20%
Professional services	13,757	11,010	2,747	25%
Total revenue	$87,213	$72,362	$14,851	21%
Subscription revenue accounted for 84% and 85% of our total revenue for the three months ended July 31, 2024 and 2023, respectively. Subscription revenue increased by $12.1 million, or 20%, for the three months ended July 31, 2024, compared to the same period last year. Approximately 19% and 17%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 81% and 83%, respectively, was attributable to revenue from existing customers for the three months ended July 31, 2024 and 2023, respectively.
Professional services revenue increased by $2.7 million, or 25%, for the three months ended July 31, 2024, compared to the same period last year, predominantly driven primarily by an increase in prioritized engineering services of $2.4 million.

Cost of Revenue

	Three Months Ended July 31,		$ Change	% Change
	2024	2023
	(in thousands)
Cost of revenue
Subscription	$33,292	$30,434	$2,858	9%
Professional services	1,755	1,379	376	27%
Total cost of revenue	$35,047	$31,813	$3,234	10%
The increase in cost of subscription revenue for the three months ended July 31, 2024 compared to the same period last year was primarily due to increased third-party outsourcing costs of $3.7 million, increased data center costs of $1.5 million, partially offset by lower personnel-related costs of $2.4 million.
The increase in cost of professional services revenue for the three months ended July 31, 2024 compared to the same period last year was primarily due to higher personnel related costs of $0.4 million.
Gross Profit and Gross Margin

	Three Months Ended July 31,		$ Change	% Change
	2024	2023
	(in thousands)
Gross profit	$52,166	$40,549	$11,617	29%
Gross margin
Subscription	55%	50%
Professional services	87%	87%
Total gross margin	60%	56%
The increase in total gross margins for the three months ended July 31, 2024 compared to the same period last year was driven by an increase in subscription margin. The subscription margin for the three months ended July 31, 2024 increased due to lower personnel related costs, compared to the same period last year. The professional service margin was flat for the three months ended July 31, 2024 compared to the same period last year.
Operating Expenses

	Three Months Ended July 31,		$ Change	% Change
	2024	2023
	(in thousands)
Operating expenses
Sales and marketing	$52,125	$43,885	$8,240	19%
Research and development	52,927	50,868	2,059	4%
General and administrative	19,700	19,889	(189)	(1)%
Total operating expenses	$124,752	$114,642	$10,110	9%
Sales and Marketing. The increase in sales and marketing expense for the three months ended July 31, 2024 compared to the same period last year was primarily due to increased advertising spend of $5.7 million, increased personnel-related costs of $3.7 million as a result of additional headcount and overall costs to support the growth in our business, increased stock-based compensation primarily related to additional equity awards granted to current and new employees, increased recruiting expenses of $0.7 million, increased professional services costs of $0.5 million, increased data center costs of $0.5 million, partially offset by lower marketing costs of $3.5 million.
Research and Development. The increase in research and development expense for the three months ended July 31, 2024 compared to the same period last year was primarily due to higher professional services costs of $4.6 million, partially offset by lower personnel-related costs of $1.9 million, and lower overhead costs of $0.3 million.

General and Administrative. The decrease in general and administrative expense for the three months ended July 31, 2024 compared to the same period last year was primarily due to decreased professional services costs of $1.1 million, decreased corporate insurance costs of $0.4 million, partially offset by increased facilities costs of $0.7 million, and increased personnel-related costs of $0.5 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees.
Interest Income

	Three Months Ended July 31,		$ Change	% Change
	2024	2023
	(in thousands)
Interest income	$10,003	$10,122	$(119)	(1)%
The decrease in interest income for the three months ended July 31, 2024 compared to the same period last year was primarily due to higher prevailing interest rates on our marketable securities portfolio in the three months ended July 31, 2023, partially offset by an increase in volume of investments.
Other (Expense) Income, Net

	Three Months Ended July 31,		$ Change	% Change
	2024	2023
	(in thousands)
Other income (expense), net	$28	$(239)	$267	112%
The increase in other income (expense), net for the three months ended July 31, 2024 compared to the same period last year was primarily due to higher foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances, in the three months ended July 31, 2023.
Provision for Income Taxes

	Three Months Ended July 31,		$ Change	% Change
	2024	2023
	(in thousands)
Provision for income taxes	$272	$148	$124	84%
The change in provision for income taxes for the three months ended July 31, 2024 compared with the same period last year was primarily related to foreign and state tax expense.
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

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$8,042	$3,936
Less:
Purchases of property and equipment	(924)	(11,338)
Capitalized software development costs	—	(1,500)
Free cash flow	$7,118	$(8,902)
Net cash used in investing activities	$(41,550)	$(84,800)
Net cash provided by financing activities	$182	$2,477
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of July 31, 2024 and April 30, 2024, we had $133.8 million and $167.1 million of cash and cash equivalents and $628.7 million and $583.2 million of marketable securities, respectively, which are available for use in current operations. Our marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $1.2 billion as of July 31, 2024. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$8,042	$3,936
Net cash used in investing activities	$(41,550)	$(84,800)
Net cash provided by financing activities	$182	$2,477
Net decrease in cash, cash equivalents, and restricted cash	$(33,326)	$(78,387)
Operating Activities. Net cash provided by operating activities of $8.0 million for the three months ended July 31, 2024 was due to our net loss of $62.8 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $54.7 million, accretion of discounts on marketable securities of $3.9 million, depreciation and amortization of $3.1 million, and $16.8 million of cash inflows related to changes in operating assets and liabilities. The $16.8 million of cash inflows related to changes in operating assets and liabilities was primarily attributable to an increase in accounts payable of $20.0 million, an increase in other liabilities of $6.1 million, a decrease in prepaid expenses, other current assets of $1.6 million, and an increase to deferred revenue of $1.3 million. This was partially offset by cash outflows related to an increase in accounts receivable of $10.0 million, a decrease in accrued compensation of $1.8 million, and a decrease in lease liabilities of $0.5 million.

Net cash provided by operating activities of $3.9 million for the three months ended July 31, 2023 was due to $18.0 million cash inflows related to changes in operating assets and liabilities, offset by our net loss of $64.4 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $50.9 million, depreciation and amortization of $3.1 million, and non-cash operating lease cost of $0.3 million. The $18.0 million cash inflow related to changes in operating assets and liabilities was primarily attributable to a decrease in accounts receivable of $12.0 million inclusive of a decrease in related party balances of $12.4 million, an increase in lease liabilities of $8.2 million, a decrease in prepaid expenses, other current assets and other assets of $3.1 million, and an increase in other liabilities of $2.3 million. This was partially offset by cash inflows related to a decrease to deferred revenue of $6.9 million, and a decrease in accounts payable of $0.6 million.
Investing Activities. Net cash used in investing activities of $41.6 million for the three months ended July 31, 2024 was attributable to purchases of marketable securities of $230.9 million and capital expenditures of $0.9 million mainly related to the leasehold improvements associated with the new leased space, offset by maturities and sales of marketable securities of $190.3 million.
Net cash used in investing activities of $84.8 million for the three months ended July 31, 2023 was primarily attributable to purchases of investments of $322.5 million and capital expenditures of $12.8 million mainly related to the leasehold improvements associated with the new leased space, partially offset by maturities and sales of investments of $250.6 million.
Financing Activities. Net cash provided by financing activities of $0.2 million during the three months ended July 31, 2024 was due to $3.1 million of proceeds from the exercise of stock options for Class A common stock, partially offset by $2.9 million of taxes paid related to net share settlement of equity awards.
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
For additional information, refer to Note 6. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as disclosed in Note 6., there has been no other material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended April 30, 2024. See our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, which was filed with the SEC on June 18, 2024, for additional information regarding our contractual obligations.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the fiscal year ended April 30, 2024, which was filed with the SEC on June 18, 2024.

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
Interest Rate Risk
As of July 31, 2024, we had cash, cash equivalents, and marketable securities of $762.5 million. As of April 30, 2024, we had cash, cash equivalents, and marketable securities of $750.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of July 31, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the three months ended July 31, 2024 and 2023, approximately 5% and 5%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts to hedge a portion of our forecasted foreign currency denominated expenses. These foreign currency forward contracts are intended to reduce foreign exchange impact on our forecasted expenses.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $62.8 million and $64.4 million for the three months ended July 31, 2024 and 2023, respectively. As a result, we had an accumulated deficit of $1.2 billion as of July 31, 2024. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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
It is difficult to predict customer adoption rates and demand for our C3 AI Software, the entry of competitive platforms, or the future growth rate and size of the cloud-based software and software-as-a-service business software markets. A substantial majority of our revenue has come from sales of our subscription-based software products, which we expect to continue for the foreseeable future. Although demand for data management, ML, and analytics platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our C3 AI Software. Our future success will depend in large part on our ability to further penetrate the existing market for Enterprise AI software, as well as the continued growth and expansion of what we believe to be an emerging market for Enterprise AI platforms and applications that are faster, easier to adopt, and easier to use. Our ability to further penetrate the Enterprise AI market depends on a number of factors, including the cost, performance, and perceived value associated with our C3 AI Software, as well as customers’ willingness to adopt a different approach to data analysis. We have spent, and intend to keep spending, considerable resources to educate potential customers about digital transformation, AI, and ML in general and our C3 AI Software in particular. However, we cannot be sure that these expenditures will help our C3 AI Software achieve any additional market acceptance. Furthermore, potential customers may have made significant investments in legacy analytics software systems and may be unwilling to invest in new platforms and applications. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our C3 AI Software, our business, operating results, and financial condition could be adversely affected.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead, and have in the past led, to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands, as well as potential fines and penalties, disruptions of our business operations, reputational harm; loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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
As such, we, or our vendors, may be unable to implement measures sufficient to lawfully transfer personal data in a manner necessary to provide our services in certain regions without incurring significant cost, or at all. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face significant adverse consequences, including the interruption or degradation of our operations, increased exposure to regulatory actions, substantial fines and penalties, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data outside of the EEA and UK to other jurisdictions, particularly the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups. Some European regulators have significantly restricted some companies’ data processing activities, including ordering certain companies to suspend or permanently cease the transfer of certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations, which has materially impacted companies’ operations revenues. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States. Regulators in the United States are also increasingly scrutinizing personal data transfers and may also impose certain data localization requirements, particularly if we transfer personal data to, or process personal data of residents of, high risk or sanctioned jurisdictions, pursuant to, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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
Our use of artificial intelligence, or AI, and machine learning, or ML, technologies, collectively, AI/ML technologies, may also subject us to certain privacy obligations. There is increasing U.S. and foreign activity in the regulation of AI and other similar uses of technology. In Europe, the EU AI Act entered into force on August 1, 2024 and will become fully applicable on August 2, 2026, with some provisions already applying from February 2025. Although we do not engage in developing or providing AI systems that would qualify as “prohibited AI practices”, restrictions and obligations under this regulation, to the extent applicable to us, could increase the costs and burdens to us and our customers, delay or halt deployment of new products and services, and may reduce the number of new customers, negatively impacting our business and financial results. We expect other jurisdictions will adopt similar laws. In the United States, several states and localities have enacted measures related to the use of AI and ML in products and services. We may have to change our business practices to comply with such obligations. For example, our employees and personnel use generative AI technologies to perform their work. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We also use AI and ML technologies in our products and services. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. Depending on how these AI laws and regulations are interpreted, we may have to make changes to our business practices and products, including our C3 AI Software, to comply with such obligations. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us retrain our AI/ML, or prevent or limit our use of AI/ML. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. Further, under privacy laws and other obligations, we may be required to obtain certain consents to process personal data and our inability or failure to do so could result in adverse consequences. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own supply chain. For example, we have contractual and legal obligations, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data, and implement other requirements, such as providing credit monitoring and identifying theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to adverse consequences. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems or those of subcontractors processing customer or partner data on our behalf. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach and may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations.
While we and a number of our vendors and business partners have implemented security measures and designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information security systems (such as our hardware and/ or software, including that of third parties with whom we work), and ensure the security, privacy, integrity, confidentiality, availability, and authenticity of our information technology networks and systems, processing and information, but we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats or detect, mitigate and remediate all vulnerabilities on a timely basis. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches and vulnerabilities, or those of our vendors and business partners, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of the third parties with whom we work, has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our C3 AI Software, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Unremediated high risk or critical vulnerabilities pose material risks to our business. It may also be costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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
Our business depends on our C3 AI Software to be available without disruption. We and the third parties with whom we work have experienced, or may in the future experience, disruptions, outages, defects, and other performance and quality problems related to our C3 AI Software. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our C3 AI Software relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities, coding errors, software defects and defects in proprietary and open source software, human error or misconduct, capacity constraints, design limitations, as well as from internal and external security breaches, malware and viruses, ransomware, cyber events, denial or degradation of service attacks or other security-related incidents.
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

Any disruptions, outages, defects, and other security performance and quality problems with our C3 AI Software or with the public cloud, internet infrastructure, or other technology on which it relies, or any material change in our contractual and other business relationships with our public cloud providers, could result in reduced use of our C3 AI Software, increased expenses, including significant, unplanned capital investments and/or service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition, reputation and results of operations.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended July 31, 2024 and 2023, 8% and 5% of our revenue, respectively were denominated in currencies other than U.S. dollars. For the three months ended July 31, 2024 and 2023, 5% and 5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
We have Customer-Entities in more than 15 countries, and 12% of our revenue for the three months ended July 31, 2024 was generated from customers outside of North America. As of July 31, 2024, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
As of July 31, 2024, our technology is protected by a broad patent portfolio, with 23 issued patents in the United States, 12 issued counterpart patents in a number of international jurisdictions, over 50 patent applications pending in the United States, and 90 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2040. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to replicate our C3 AI Software more effectively. Any of these events would harm our business.

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
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our Class A common stock for the price to decline. At any time, short sellers may publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum. Issuers, like us, whose securities have historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be vulnerable to such short seller attacks. Short selling reports can cause increased volatility in an issuer’s stock price, and result in regulatory and governmental inquiries. For example, on April 4, 2023, a short seller report was published which contained certain allegations against us. Any inquiry or formal investigation from a governmental organization or other regulatory body, including any inquiry from the SEC or the U.S. Department of Justice, could result in a material diversion of our management’s time and could have a material adverse effect on our business and results of operations.
The dual class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, limiting your ability to influence corporate matters.
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of July 31, 2024, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 20.9% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 54.0% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
As of July 31, 2024, there were outstanding options to purchase an aggregate of approximately 30,614,000 shares of our Class A common stock, and approximately 20,464,000 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-250082	3.4	November 30, 2020
10.1*	Offer Letter by and between the Company and Merel Witteveen, dated August 8, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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
C3.ai, Inc.

Date: September 4, 2024	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2024	By:	/s/ Hitesh Lath
Hitesh Lath
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)