Form 10-Q
period 2024-10-31
C3.ai, Inc.
filed 2024-12-10
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of November 30, 2024, the registrant had outstanding 125,565,327 shares of Class A common stock and 3,499,992 shares of Class B common stock.

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
•We may be involved in legal proceedings that have a negative impact on our business.
•Our business could be disrupted by catastrophic events.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	October 31, 2024	April 30, 2024
Assets
Current assets
Cash and cash equivalents	$121,274	$167,146
Marketable securities	609,100	583,221
Accounts receivable, net of allowance of $486 and $359 as of October 31, 2024 and April 30, 2024, respectively	159,987	130,064
Prepaid expenses and other current assets	27,458	23,963
Total current assets	917,819	904,394
Property and equipment, net	84,198	88,631
Goodwill	625	625
Other assets, non-current	43,647	44,575
Total assets	$1,046,289	$1,038,225
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,611	$11,316
Accrued compensation and employee benefits	41,755	44,263
Deferred revenue, current	35,663	37,230
Accrued and other current liabilities	23,979	9,526
Total current liabilities	122,008	102,335
Deferred revenue, non-current	127	1,732
Other long-term liabilities	65,193	60,805
Total liabilities	187,328	164,872
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock	125	120
Class B common stock	3	3
Additional paid-in capital	2,077,044	1,963,726
Accumulated other comprehensive income (loss)	521	(563)
Accumulated deficit	(1,218,732)	(1,089,933)
Total stockholders’ equity	858,961	873,353
Total liabilities and stockholders’ equity	$1,046,289	$1,038,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Revenue
Subscription(1)	$81,162	$66,449	$154,618	$127,801
Professional services(2)	13,176	6,780	26,933	17,790
Total revenue	94,338	73,229	181,551	145,591
Cost of revenue
Subscription	35,038	30,937	68,330	61,371
Professional services	1,460	1,179	3,215	2,558
Total cost of revenue	36,498	32,116	71,545	63,929
Gross profit	57,840	41,113	110,006	81,662
Operating expenses
Sales and marketing(3)	55,643	49,895	107,768	93,780
Research and development	55,715	50,399	108,642	101,267
General and administrative	21,770	20,215	41,470	40,104
Total operating expenses	133,128	120,509	257,880	235,151
Loss from operations	(75,288)	(79,396)	(147,874)	(153,489)
Interest income	9,560	10,480	19,563	20,602
Other income (expense), net	13	(638)	41	(877)
Loss before provision for income taxes	(65,715)	(69,554)	(128,270)	(133,764)
Provision for income taxes	257	226	529	374
Net loss	$(65,972)	$(69,780)	$(128,799)	$(134,138)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.52)	$(0.59)	$(1.02)	$(1.15)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	127,870	118,656	126,434	117,125
(1)    Including related party revenue of $10,581 for the six months ended October 31, 2023.
(2)    Including related party revenue of $5,804 for the six months ended October 31, 2023.
(3)    Including related party sales and marketing expense of $810 for the six months ended October 31, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(65,972)	$(69,780)	$(128,799)	$(134,138)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	153	(17)	1,084	(390)
Changes in unrealized gains (losses) on derivative instruments, net of tax	87	—	—	—
Comprehensive loss	$(65,732)	$(69,797)	$(127,715)	$(134,528)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	126,205	$126	$2,027,274	$281	$(1,152,760)	$874,921
Issuance of Class A common stock upon exercise of stock options, net of repurchases	634	—	1,342	—	—	1,342
Vesting of early exercised Class A common stock options	—	—	110	—	—	110
Shares withheld related to net share settlement of equity awards	(118)	—	(2,841)	—	—	(2,841)
Vesting of restricted stock units	1,682	2	1,250	—	—	1,252
Issuance of Class A common stock under employee stock purchase plan	378	—	5,009	—	—	5,009
Stock-based compensation expense	—	—	44,900	—	—	44,900
Other comprehensive income	—	—	—	240	—	240
Net loss	—	—	—	—	(65,972)	(65,972)
Balance as of October 31, 2024	128,781	$128	$2,077,044	$521	$(1,218,732)	$858,961

	Six Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	123,706	$123	$1,963,726	$(563)	$(1,089,933)	$873,353
Issuance of Class A common stock upon exercise of stock options, net of repurchases	1,064	1	4,467	—	—	4,468
Vesting of early exercised Class A common stock options	—	—	216	—	—	216
Shares withheld related to net share settlement of equity awards	(225)	—	(5,787)	—	—	(5,787)
Vesting of restricted stock units	3,858	4	23,528	—	—	23,532
Issuance of Class A common stock under employee stock purchase plan	378	—	5,009	—	—	5,009
Stock-based compensation expense	—	—	85,885	—	—	85,885
Other comprehensive income	—	—	—	1,084	—	1,084
Net loss	—	—	—	—	(128,799)	(128,799)
Balance as of October 31, 2024	128,781	$128	$2,077,044	$521	$(1,218,732)	$858,961

	Three Months Ended October, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2023	117,925	$117	$1,807,678	$(758)	$(874,595)	$932,442
Issuance of Class A common stock upon exercise of stock options, net of repurchases	165	—	537	—	—	537
Vesting of early exercised Class A common stock options	—	—	144	—	—	144
Shares withheld related to net share settlement of equity awards	(81)	—	(2,647)	—	—	(2,647)
Vesting of restricted stock units	1,215	1	—	—	—	1
Issuance of Class A common stock under employee stock purchase plan	429	1	5,054	—	—	5,055
Stock-based compensation expense	—	—	45,541	—	—	45,541
Other comprehensive loss	—	—	—	(17)	—	(17)
Net loss	—	—	—		(69,780)	(69,780)
Balance as of October 31, 2023	119,653	$119	$1,856,307	$(775)	$(944,375)	$911,276

	Six Months Ended October 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	113,943	$113	$1,740,174	$(385)	$(810,237)	$929,665
Issuance of Class A common stock upon exercise of stock options, net of repurchases	2,251	2	10,108	—	—	10,110
Vesting of early exercised Class A common stock options	—	—	294	—	—	294
Shares withheld related to net share settlement of equity awards	(253)	—	(9,765)	—	—	(9,765)
Vesting of restricted stock units	3,283	3	21,466	—	—	21,469
Issuance of Class A common stock under employee stock purchase plan	429	1	5,054	—	—	5,055
Stock-based compensation expense	—	—	88,976	—	—	88,976
Other comprehensive loss	—	—	—	(390)	—	(390)
Net loss	—	—	—	—	(134,138)	(134,138)
Balance as of October 31, 2023	119,653	$119	$1,856,307	$(775)	$(944,375)	$911,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(128,799)	$(134,138)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,092	6,220
Non-cash operating lease cost	203	454
Stock-based compensation expense	111,721	104,049
Accretion of discounts on marketable securities	(7,618)	(8,755)
Other	418	—
Changes in operating assets and liabilities
Accounts receivable(1)	(30,051)	(8,567)
Prepaid expenses, other current assets and other assets(2)	(1,993)	(665)
Accounts payable(3)	9,294	(2,918)
Accrued compensation and employee benefits	(4,815)	(2,551)
Operating lease liabilities	(1,215)	7,804
Other liabilities(4)	19,284	1,709
Deferred revenue(5)	(3,172)	(7,296)
Net cash used in operating activities	(30,651)	(44,654)
Cash flows from investing activities:
Purchases of property and equipment	(1,739)	(16,631)
Capitalized software development costs	—	(2,750)
Purchases of marketable securities	(365,926)	(489,871)
Maturities and sales of marketable securities	348,750	412,554
Net cash used in investing activities	(18,915)	(96,698)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock under employee stock purchase plan	5,009	5,055
Proceeds from exercise of Class A common stock options	4,472	10,163
Taxes paid related to net share settlement of equity awards	(5,787)	(9,686)
Net cash provided by financing activities	3,694	5,532
Net decrease in cash, cash equivalents and restricted cash	(45,872)	(135,820)
Cash, cash equivalents and restricted cash at beginning of period	179,712	297,395
Cash, cash equivalents and restricted cash at end of period	$133,840	$161,575
Cash and cash equivalents	$121,274	$149,009
Restricted cash included in other assets, non-current	12,566	12,566
Total cash, cash equivalents and restricted cash	$133,840	$161,575
Supplemental disclosure of cash flow information—cash paid for income taxes	$534	$281
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$117	$7,293
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$1,345	$778
Vesting of early exercised stock options	$216	$294
(1)Including changes in related party balances of $12,444 for the six months ended October 31, 2023.
(2)Including changes in related party balances of $(810) for the six months ended October 31, 2023.
(3)Including changes in related party balances of $248 for the six months ended October 31, 2023.
(4)Including changes in related party balances of $(2,448) for the six months ended October 31, 2023.
(5)Including changes in related party balances of $(46) for the six months ended October 31, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. (including its subsidiaries, “C3 AI” or “the Company”) is an enterprise artificial intelligence (“AI”) software provider. The Company’s C3 AI Platform supports accelerating digital transformation in various industries with prebuilt and configurable C3 AI Applications for business use cases including predictive maintenance, supply network optimization, energy management, fraud detection, sensor network health, anti-money laundering, and customer engagement. The Company supports customers in the United States, Europe, and other parts of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2024 and the results of operations for the three and six months ended October 31, 2024, and cash flows for the six months ended October 31, 2024. The results of operations for the three and six months ended October 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2024, which was filed with the SEC on June 18, 2024. There have been no significant changes to these policies during the three and six months ended October 31, 2024.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income (Topic 220) Disaggregation of Income Statement Expenses (“ASU 2024-03”), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. The Company is required to adopt the guidance in the fourth quarter of fiscal 2028, though early adoption permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
North America (1)	$84,343	$61,179	$161,471	$122,891
Europe, the Middle East and Africa (1)	9,581	10,607	18,971	20,165
Asia Pacific (1)	14	1,100	261	1,925
Rest of World (1)	400	343	848	610
Total revenue	$94,338	$73,229	$181,551	$145,591
__________________
(1)The United States comprised 87% and 83% of the Company’s revenue for the three months ended October 31, 2024 and 2023, respectively, and 87% and 84% of the Company’s revenue for the six months ended October 31, 2024 and 2023, respectively. No other country comprised 10% or greater of the Company’s revenue for the three and six months ended October 31, 2024 or 2023.
Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single performance obligation within the context of the contract and are generally satisfied over time. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer. Revenue from such software licenses was $19.2 million and $3.8 million during the three months ended October 31, 2024 and 2023, respectively, and $31.8 million and $7.0 million during the six months ended October 31, 2024 and 2023, respectively.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Professional Services revenue primarily include service fees and prioritized engineering services. Service fees include revenue from services such as consulting, training, and paid implementation services. For service fees, revenue is typically recognized over time as the services are performed. Prioritized engineering services are undertaken when a customer requests that the Company accelerate the design, development, and delivery of software features and functions that are planned in future product roadmap. When the Company agrees to this, an agreed upon fee is negotiated to accelerate the development of the software as well as other terms, such as relevant specifications. When the software feature is delivered, it becomes integrated to the Company’s core product offering, is available to all subscribers of the underlying software product and enhances the operation of that product going forward. Such prioritized engineering services result in production-level computer software – compiled code that enhances the functionality of our production products – which is available for customers to use over the life of their software licenses. Prioritized engineering services revenue is recognized as professional services over the period in which the software development is completed.

Total professional services revenue comprised of (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Prioritized engineering services	$9,661	$4,852	$20,310	$13,100
Service fees	3,515	1,928	6,623	4,690
Total professional services revenue	$13,176	$6,780	$26,933	$17,790
Deferred Revenue
As of October 31, 2024 and April 30, 2024, the Company’s deferred revenue balances were $35.8 million and $39.0 million, respectively. Revenue of $35.9 million and $40.7 million was recognized during the six months ended October 31, 2024 and 2023, respectively, that was included in the deferred revenue balances as of April 30, 2024 and 2023, respectively.
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
Revenue expected to be recognized from remaining performance obligations was approximately $260.5 million as of October 31, 2024, which includes $87.8 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. Approximately $151.6 million is expected to be recognized over the next 12 months and a majority of the remaining amount is expected to be recognized over the next 13 to 48 months.
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. Two separate Customer-Entities accounted for 18% and 13%, respectively, of revenue for the three months ended October 31, 2024. Two separate Customer-Entities accounted for 25% and 13%, respectively, of revenue for the three months ended October 31, 2023. Two separate Customer-Entities accounted for 20% and 14% respectively, of revenue for the six months ended October 31, 2024. Two separate Customer-Entities accounted for 29% and 13%, respectively, of revenue for the six months ended October 31, 2023. One Customer-Entity accounted for 21% of accounts receivable at October 31, 2024. Two separate Customer-Entities accounted for 25% and 16%, respectively, of accounts receivable at April 30, 2024.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts receivable by considering various factors, including the age of each outstanding invoice, customer type, the collection history of each customer, historical write-off experience, current and near-term macroeconomic conditions and uncertainties. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. Accounts receivable included unbilled receivables as of October 31, 2024 and April 30, 2024 of $97.5 million and $62.3 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of October 31, 2024				As of April 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$61,121	$—	$—	$61,121	$82,564	$—	$—	$82,564
Commercial paper	—	8,115	—	8,115	—	18,769	—	18,769
U.S. treasury securities	—	999	—	999	—	5,888	—	5,888
Available-for-sale marketable securities:
U.S. treasury securities	—	13,341	—	13,341	—	2,497	—	2,497
Certificates of deposit	—	68,715	—	68,715	—	62,017	—	62,017
U.S. government agencies securities	—	65,664	—	65,664	—	46,428	—	46,428
Commercial paper	—	113,959	—	113,959	—	162,183	—	162,183
Corporate debt securities	—	347,421	—	347,421	—	310,095	—	310,095
Total cash equivalents and available-for-sale marketable securities	$61,121	$618,214	$—	$679,335	$82,564	$607,877	$—	$690,441
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of October 31, 2024				As of April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$61,121	$—	$—	$61,121	$82,564	$—	$—	$82,564
Commercial paper	8,115	—	—	8,115	18,769	—	—	18,769
U.S. treasury securities	999	—	—	999	5,888	—	—	5,888
Available-for-sale marketable securities:
U.S. treasury securities	13,328	14	(1)	13,341	2,497	—	—	2,497
Certificates of deposit	68,715	—	—	68,715	62,017	—	—	62,017
U.S. government agencies securities	65,694	121	(151)	65,664	46,527	5	(104)	46,428
Commercial paper	113,959	—	—	113,959	162,183	—	—	162,183
Corporate debt securities	346,881	826	(286)	347,421	310,557	64	(526)	310,095
Total cash equivalents and available-for-sale marketable securities	$678,812	$961	$(438)	$679,335	$691,002	$69	$(630)	$690,441
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of October 31, 2024		As of April 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$482,694	$483,395	$514,747	$514,484
After one year through five years	125,883	125,705	69,034	68,736
Total	$608,577	$609,100	$583,781	$583,220

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	As of October 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$(1)	$3,192	$—	$—	$(1)	$3,192
U.S. government agencies securities	(151)	18,790	—	—	(151)	18,790
Commercial paper	—	3,472	—	—	—	3,472
Corporate debt securities	(286)	47,329	—	2,000	(286)	49,329
Total	$(438)	$72,783	$—	$2,000	$(438)	$74,783

	As of April 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$2,497	$—	$—	$—	$2,497
U.S. government agencies securities	(99)	33,890	(6)	7,749	(105)	41,639
Commercial paper	—	4,058	—	—	—	4,058
Corporate debt securities	(491)	196,907	(34)	27,658	(525)	224,565
Total	$(590)	$237,352	$(40)	$35,407	$(630)	$272,759
As of October 31, 2024, the Company had 53 marketable securities in an unrealized loss position. As of April 30, 2024, the Company had 219 marketable securities that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The decline in fair value below amortized cost basis was not considered other-than-temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no significant credit-related impairment losses were recorded as of October 31, 2024.
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at October 31, 2024 and April 30, 2024 (in thousands):

	Useful Life	As of October 31,	As of April 30,
	(in months)	2024	2024
Leasehold improvements	*	$72,316	$71,867
Computer equipment	36	5,932	4,936
Office furniture and equipment	60	14,596	14,479
Capital work-in-progress	NA	11,922	12,122
Property and equipment, gross		104,766	103,404
Less: accumulated depreciation and amortization		(20,568)	(14,773)
Property and equipment, net		$84,198	$88,631
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
NA = Not Applicable

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capital work-in-progress primarily consisted of costs related to various leasehold improvements in connection with leased space that is not considered available for use and has not yet been placed into service.
Depreciation and amortization expense related to property and equipment was $2.9 million and $2.8 million for the three months ended October 31, 2024 and 2023, respectively, and $5.8 million and $5.6 million for the six months ended October 31, 2024 and 2023, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at October 31, 2024 and April 30, 2024 (in thousands):

	As of October 31,	As of April 30,
	2024	2024
Accrued stock-settled bonus	$27,792	$31,194
Accrued bonus	348	336
Accrued vacation	4,354	4,317
Accrued payroll taxes and benefits	2,037	3,636
Accrued commissions	4,733	2,826
Accrued salaries	94	225
ESPP contributions	1,604	1,409
Other	793	320
Accrued compensation and employee benefits	$41,755	$44,263
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at October 31, 2024 and April 30, 2024 (in thousands):

	As of October 31,	As of April 30,
	2024	2024
Liability for common stock exercised prior to vesting	$51	$266
Accrued general expenses	9,543	2,783
Operating lease liabilities, current	4,234	3,226
Accrued professional services	7,711	2,082
Other	2,440	1,169
Accrued and other current liabilities	$23,979	$9,526
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties. As of October 31, 2024, the Company had remaining purchase commitments of $355.0 million related to cloud hosting and associated services and $43.5 million related to professional services due over the next one to five years. The Company incurred costs totaling $25.6 million and $8.6 million during the three months ended October 31, 2024 and 2023, respectively, and $44.8 million and $15.8 million during the six months ended October 31, 2024 and 2023, respectively, under these arrangements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of October 31, 2024 and April 30, 2024, the total potential remaining contributions are $31.6 million and $31.6 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
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
Legal Proceedings
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint names as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleges that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleges that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, interest, fees and costs. All defendants moved to dismiss Plaintiffs’ amended complaint on May 1, 2023. On June 30, 2023, Plaintiffs voluntarily dismissed the underwriter defendants. On February 22, 2024, the court granted the motion to dismiss on all claims except for portions of the alleged violations of Section 11 and Section 15. Plaintiffs filed a second amended complaint on April 4, 2024. Defendants filed motions to dismiss on May 17, 2024. Plaintiffs filed an opposition brief on July 15, 2024. While the motions were pending, Plaintiffs filed a motion to amend their second amended complaint on September 27, 2024 to add new factual allegations. The parties have thus stayed the briefing on the motion to dismiss until the motion to amend is resolved. Defendants filed an opposition to the motion to amend on November 12, 2024.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six putative shareholder derivative actions have been filed: (1) Suri v. Siebel et al. (22-cv-03031) filed on May 23, 2022 in the U.S. District Court for the Northern District of California; (2) Rabasca v. Siebel et al. (23-cv-1566) filed on April 3, 2023 in the U.S. District Court for the Northern District of California; and (3) Vo v. Siebel et al. (23-cv-428) filed on April 19, 2023 in the U.S. District Court for the District of Delaware; and (4) Lanfair v. Siebel et al. (24-cv-01869) filed on March 26, 2024 in the U.S. District Court for the Northern District of California; (5) Pankow v. Siebel et al. (2024-0530-NAC) on May 15, 2024 in the Chancery Court of Delaware; and (6) Rosenfeld v. Siebel et al. (2024-0698) on June 28, 2024 in the Chancery Court of Delaware. In these cases, the plaintiffs assert claims on the Company’s behalf against certain of the Company’s current and former officers and directors for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, gross mismanagement, corporate waste, abuse of control, unjust enrichment, and violations of the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. In all six cases, the Company is named as a nominal defendant. The derivative complaints seek unspecified damages, disgorgement of profits from board member stock sales, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, Suri was stayed pending resolution of the Reckstin case. On August 3, 2023, Vo was transferred to the U.S. District Court for the Northern District of California (3:23-cv-03895), and on August 30, 2023, the Vo action was stayed on the same terms as the Suri action. On December 4, 2023, the parties in Rabasca filed a stipulation to consolidate the Rabasca action with the Suri action, and to stay the Rabasca action on the same terms as the Suri action. On July 3, 2024, Lanfair was consolidated with Suri and stayed on the same terms. The Company has not yet been required to answer the complaints in Suri, Rabasca, Vo, and Lanfair. On November 13, 2024, the Pankow action was stayed. The plaintiff in Rosenfeld has refused to stay the matter, and thus the Company filed a motion to stay on November 12, 2024.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of October 31, 2024, there were no shares of Preferred Stock issued or outstanding.

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
A summary of the Company’s option activity during the six months ended October 31, 2024 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2024	31,328	$13.97	5.68	$268,167
Options granted	1,187	23.43
Options exercised	(1,064)	25.82
Options cancelled	(513)	19.77
Balance as of October 31, 2024	30,938	$14.56	5.41	$311,547
Vested and exercisable as of October 31, 2024	24,887	$11.30	4.89	$331,739
Vested and expected to vest as of October 31, 2024	30,938	$14.56	5.41	$311,547
As of October 31, 2024, there was $74.8 million of unrecognized compensation cost related to stock options which is expected to be recognized over an estimated weighted-average period of 2.2 years.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The grant-date fair value of the options issued for the six months ended October 31, 2024 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Six Months Ended October 31,
	2024	2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	66.2%	62.3%
Expected term (years)	6.1	6.5
Risk-free interest rate	3.6%	4.7%
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
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the six months ended October 31, 2024, the Company recorded stock-based compensation expense of $2.4 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s RSU activity during the six months ended October 31, 2024 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2024	19,283	$24.26
RSUs granted	7,569	27.21
RSUs vested	(3,858)	26.50
RSUs forfeited	(2,515)	27.35
Unvested Balance as of October 31, 2024	20,479	$25.11
As of October 31, 2024, there was $473.9 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.7 years.
In fiscal year 2025 and 2024, the Compensation Committee approved the payment of fiscal year 2024 and 2023 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 750,591 and 532,842 shares of Class A common stock pursuant to this program in the six months ended October 31, 2024 and 2023, respectively.
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
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended October 31,
	2024	2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	56.2 - 75.3%	64.0 - 70.1%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.6 - 4.6%	5.0 - 5.5%
During the six months ended October 31, 2024 and 2023, the Company recognized $2.3 million and $3.1 million, respectively, of stock-based compensation expense related to 2020 ESPP. As of October 31, 2024, there was $8.2 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Cost of subscription	$7,827	$8,514	$15,521	$16,570
Cost of professional services	484	479	1,198	939
Sales and marketing	20,802	18,226	39,635	35,005
Research and development	17,999	16,685	36,430	33,718
General and administrative	9,926	9,265	18,937	17,817
Total stock-based compensation expense	$57,038	$53,169	$111,721	$104,049
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the six months ended October 31, 2024, the Company recognized $25.8 million of stock-based compensation expense associated with these programs. As of October 31, 2024, $27.8 million and $10.5 million were reflected under accrued compensation and employee benefits and other long-term liabilities, respectively, in the consolidated balance sheets. Upon settlement, this amount will be reflected under common stock and additional paid-in capital in the condensed consolidated statements of stockholders’ equity.
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
The Company recorded income tax expense of $0.3 million and $0.2 million for the three months ended October 31, 2024 and 2023, and $0.5 million and $0.4 million for the six months ended October 31, 2024 and 2023, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.

10.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three and six months ended October 31, 2024 and 2023. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders	$(65,972)	$(69,780)	$(128,799)	$(134,138)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	127,870	118,656	126,434	117,125
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares	$(0.52)	$(0.59)	$(1.02)	$(1.15)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	As of October 31,
	2024	2023
Stock options	30,938	32,001
RSUs	20,479	22,460
ESPP	1,075	1,223
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
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $10.6 million during the six months ended October 31, 2023. The Company recognized professional services revenue from Baker Hughes of $5.8 million during the six months ended October 31, 2023.
The Company recognized sales and marketing expenses related to Baker Hughes of $0.8 million (inclusive of amortization of $0.8 million of deferred commissions) during the six months ended October 31, 2023.

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
In addition to the products and services that the company offered since its inception, C3 AI again expanded its product offerings that now include over 100 AI production applications for the utility, oil & gas, state and local governments, financial services, manufacturing, health, and communications industries, and U.S. defense and intelligence sectors. Across industries, we introduced a number of AI application products that serve all vertical markets including C3 AI Ex Machina to address the needs of the growing citizen data science market, C3 AI CRM, C3 AI Data Vision, C3 AI ESG, and C3 Generative AI.
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
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 86% and 91% of our total revenue in the three months ended October 31, 2024 and 2023, respectively, and 85% and 88% of our total revenue in the six months ended October 31, 2024 and 2023, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment.

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
We also generate revenue from professional services, which primarily include service fees and prioritized engineering services. Professional services revenue represented 14% and 9% of our total revenue for the three months ended October 31, 2024 and 2023, respectively, and 15% and 12% of our total revenue in the six months ended October 31, 2024 and 2023, respectively. Service fees include revenue from services such as consulting, training, and paid implementation services. For service fees, revenue is typically recognized over time as the services are performed.
Prioritized engineering services are undertaken when a customer requests that we accelerate the design, development, and delivery of software features and functions that are planned in our future product roadmap. When we agree to this, we negotiate an agreed upon fee to accelerate the development of the software as well as other terms, such as relevant specifications. When the software feature is delivered, it becomes integrated to our core product offering, is available to all subscribers of the underlying software product, and enhances the operation of that product going forward. Such prioritized engineering services result in production-level computer software – compiled code that enhances the functionality of our production products – which is available for our customers to use over the life of their software licenses. Prioritized engineering services revenue is recognized as professional services over the period in which the software development is completed. Prioritized engineering services revenue accounted for 73% and 72% of total professional services revenue for the three months ended October 31, 2024 and 2023, respectively, and 75% and 74% of total professional services revenue for the six months ended October 31, 2024 and 2023, respectively.
Our total revenue was $94.3 million and $181.6 million for the three and six months ended October 31, 2024, representing a 29% and 25% increase, compared to the same period last year. Our subscription revenue grew to $81.2 million and $154.6 million for the three and six months ended October 31, 2024, representing a 22% and 21% increase, compared to the same period last year.
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
As shown below, revenue growth initially decreased and then increased as the consumption-based pricing model went into effect. Remaining performance obligations, or RPO, have generally decreased over the last two years.

	January 31, 2023	April 30, 2023	July 31, 2023	October 31, 2023	January 31, 2024	April 30, 2024	July 31, 2024	October 31, 2024
Total revenue (in thousands)	$66,669	$72,410	$72,362	$73,229	$78,401	$86,590	$87,213	$94,338
% growth year-over-year	(4)%	—%	11%	17%	18%	20%	21%	29%

RPO (in thousands)	$403,159	$381,437	$334,560	$303,552	$286,867	$244,304	$204,470	$260,520

Subscription Revenue % growth year-over-year	—%	1%	8%	12%	23%	41%	20%	22%
Remaining Performance Obligations
As it relates to our legacy subscription-based pricing agreements, we monitor remaining performance obligations, or RPO. RPO is not necessarily indicative of future revenue growth because it is not applicable to pay-as-you-go consumption pricing agreements. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $260.5 million as of October 31, 2024, which includes $87.8 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. RPO was $244.3 million as of April 30, 2024.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of October 31, 2024 is comprised of $35.8 million related to deferred revenue and $224.7 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2024 was comprised of $39.0 million related to deferred revenue and $205.3 million of commitments from non-cancellable contracts.
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
A consumption-based pricing model begins with a paid “Pilot” phase of generally up-to six months that may include developer access to the C3 AI Platform, one C3 AI Application or C3 Generative AI and COE support services. Trials are limited period agreements where a defined business problem or use case is addressed with C3 AI software and the customer is presented with the resulting insights and a working application showcasing the utility, benefit and economic value to be gained from a production deployment. Following the pilot and trial periods, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges.
We consider the Pilot and trial count as a key business metric, as it reflects trends in market penetration and customer acquisition.
We count an agreement as a pilot or trial when an agreement meeting the characteristics of a pilot or trial as described above is executed with the customer.
We executed 36 and 36 pilots and trials during the quarter ended October 31, 2024 and 2023, respectively.

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
We expect that we will continue to attract new customers who prefer to subscribe to the C3 AI Platform and C3 AI Applications with our consumption-based pricing model. For further discussion, see the section titled “Overview—Go-to-Market Strategy” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
C3 Generative AI
Investing in generative AI positions us as leaders in the Enterprise AI space. By offering innovative generative AI solutions that improve operational efficiency for verticals, we enable more enterprises across industries to benefit from technology advancements as we address a broader market with our Enterprise AI applications.
As the AI landscape continues to evolve, we remain at the forefront of generative AI technologies. This is clear in the product innovations we continue to roll out. In early fiscal year 2024, we launched the C3 Generative AI, with 28 domain-specific generative AI offerings that addressed needs unique to industries, business processes, and enterprise systems.
C3 Generative AI is a vehicle that allows us to diversify our customer base and market reach. Aiming to develop technology that serves high impact, under-served verticals, we launched the C3 Generative AI for Government Programs application. This application was built to help government agencies and the residents they serve navigate public benefits programs more efficiently and effectively. With C3 Generative AI for Government Programs, federal, state, or local government agencies can eliminate service delays, reduce wait times, make contact centers more effective, and improve the citizen experience.

The value of our innovations is evident in the benefits customers are realizing as adoption grows. In fiscal year 2025, we continue to have strong customer demand and adoption in diverse use cases, including operator assistance, intelligence analysis, complex documentation drafting, and customer service.
To help customers get started with C3 Generative AI faster and allow enterprises to truly understand the value of our technology, we launched C3 Generative AI Accelerator Program. This program is a three-day workshop designed to help organizations implement generative AI solutions effectively. The in-person program emphasizes a hands-on approach with participating teams engaged in unstructured and structured data integration, accuracy tuning, and application configuration using C3 Generative AI and the C3 AI Platform. At the end of the Accelerator, participating teams have working prototype applications that they can showcase within their organizations. Participants also work with C3 AI experts to develop customized AI scale-out and value capture plans that are tailored to each organization’s specific requirements.
Our intellectual property advancements in generative AI highlight our power as a pioneer in Enterprise AI. In October 2024, we were awarded a foundational U.S. patent (US 12,111,859) for our generative AI agentic technology. The patent details a sophisticated system and method for orchestrating multiple AI agents using multimodal foundation models. This patent reinforces C3 AI’s commitment to innovation and its leadership in generative AI. Key patented technologies include:
•AI Orchestrator: The C3 AI orchestrator coordinates multiple AI agents, invokes specialized machine-learning models or mathematical tools as necessary and handles all data types and tasks.
•Autonomy: Meaning the AI agents can operate independently to perform tasks across various business functions like sales, service, marketing, and commerce. AI agents can be fully customized to fit the specific needs of any industry or business process, using tools that are already familiar to programmers and data scientists.
•Multimodal Model Integration: The system integrates advanced multimodal models to break down inputs into a series of instructions for a multiplicity of AI agents.
•Natural Language Summarization: The technology generates comprehensive summaries from varied data sources, significantly improving decision making.
C3 Generative AI is a highly differentiated product offering that provides customers with safe, secure, fast, and reliable insights from data across the enterprise. A key priority for us is not just to meet but anticipate the needs of the Enterprise AI market. In many ways, generative AI is accelerating our strategic initiatives to achieve this goal. We expect to continue to invest heavily in generative AI, leveraging these advanced technologies not only to enhance our existing offerings, but also to create new, innovative applications that expand our impact in Enterprise AI.
Technology Innovation
We intend to continue to invest in our research and development capabilities to extend our C3 AI Software, to expand within existing accounts, and to gain new customers. Our investments in research and development drive core technology innovation and bring new products to market. Our model-driven architecture and generative AI agents framework enables us and our customers to rapidly address new use cases by building new applications and extending and enhancing the features and functionality of current C3 AI Software. By investing to make it easier to develop applications on our C3 AI Platform, our customers have become active developers. With our support, our customers have developed and deployed almost two-thirds of the applications currently in production and running on the C3 AI Platform. Research and development spending has fueled enhancements to our existing C3 AI Platform.
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
We announced a new global alliance agreement with Microsoft — focused on sales, marketing, and solution delivery across all geographies and all industries — to accelerate the adoption of Enterprise AI. The agreement establishes us as a preferred AI application software provider on Microsoft Azure. The collaboration includes joint sales, joint go-to-market strategies, and immediate availability of all C3 Enterprise AI solutions through Azure sales channels, including the Microsoft Commercial Cloud, technical integration, and aligned product development. We plan to invest aggressively to support this distribution channel.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 13% and 17% of our total revenue for the three months ended October 31, 2024 and 2023, respectively, and from 13% and 16% of our total revenue for the six months ended October 31, 2024 and 2023, respectively, from international customers.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue
Subscription	$81,162	$66,449	$154,618	$127,801
Professional services	13,176	6,780	26,933	17,790
Total revenue	94,338	73,229	181,551	145,591
Cost of revenue
Subscription (1)	35,038	30,937	68,330	61,371
Professional services (1)	1,460	1,179	3,215	2,558
Total cost of revenue	36,498	32,116	71,545	63,929
Gross profit	57,840	41,113	110,006	81,662
Operating expenses
Sales and marketing (1)	55,643	49,895	107,768	93,780
Research and development (1)	55,715	50,399	108,642	101,267
General and administrative (1)	21,770	20,215	41,470	40,104
Total operating expenses	133,128	120,509	257,880	235,151
Loss from operations	(75,288)	(79,396)	(147,874)	(153,489)
Interest income	9,560	10,480	19,563	20,602
Other income (expense), net	13	(638)	41	(877)
Loss before provision for income taxes	(65,715)	(69,554)	(128,270)	(133,764)
Provision for income taxes	257	226	529	374
Net loss	$(65,972)	$(69,780)	$(128,799)	$(134,138)
________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of subscription	$7,827	$8,514	$15,521	$16,570
Cost of professional services	484	479	1,198	939
Sales and marketing	20,802	18,226	39,635	35,005
Research and development	17,999	16,685	36,430	33,718
General and administrative	9,926	9,265	18,937	17,817
Total stock-based compensation expense	$57,038	$53,169	$111,721	$104,049

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

Revenue
Subscription	86%	91%	85%	88%
Professional services	14	9	15	12
Total revenue	100	100	100	100
Cost of revenue
Subscription	37	42	38	42
Professional services	2	2	2	2
Total cost of revenue	39	44	39	44
Gross profit	61	56	61	56
Operating expenses
Sales and marketing	59	68	59	64
Research and development	59	69	60	70
General and administrative	23	28	23	28
Total operating expenses	141	165	143	163
Loss from operations	(80)	(108)	(82)	(106)
Interest income	10	14	11	14
Other income (expense), net	—	(1)	—	(1)
Loss before provision for income taxes	(70)	(95)	(72)	(93)
Provision for income taxes	—	—	—	—
Net loss	(70)%	(95)%	(72)%	(93)%
Comparison of the Three and Six Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Revenue
Subscription	$81,162	$66,449	$14,713	22%	$154,618	$127,801	$26,817	21%
Professional services	13,176	6,780	6,396	94%	26,933	17,790	9,143	51%
Total revenue	$94,338	$73,229	$21,109	29%	$181,551	$145,591	$35,960	25%
Subscription revenue accounted for 86% and 91% of our total revenue for the three months ended October 31, 2024 and 2023, respectively. Subscription revenue increased by $14.7 million, or 22%, for the three months ended October 31, 2024, compared to the same period last year. Approximately 24% and 24%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 76% and 76%, respectively, was attributable to revenue from existing customers for the three months ended October 31, 2024 and 2023, respectively.
Subscription revenue accounted for 85% and 88% of our total revenue for the six months ended October 31, 2024 and 2023, respectively. Subscription revenue increased by $26.8 million, or 21%, for the six months ended October 31, 2024, compared to the same period last year. Approximately 19% and 18%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 81% and 82%, respectively, was attributable to revenue from existing customers for the six months ended October 31, 2024 and 2023, respectively.

Professional services revenue increased by $6.4 million, or 94%, for the three months ended October 31, 2024, compared to the same period last year, predominantly due to an increase in prioritized engineering services of $4.8 million and an increase in professional services of $1.6 million as a result of an increase in the number of service projects for C3 AI Platform and C3 AI Application customers.
Professional services revenue increased by $9.1 million, or 51%, for the six months ended October 31, 2024, compared to the same period last year, predominantly due to an increase in prioritized engineering services of $7.2 million and an increase in professional services of $1.9 million as a result of an increase in the number of service projects for C3 AI Platform and C3 AI Application customers.
Cost of Revenue

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Cost of revenue
Subscription	$35,038	$30,937	$4,101	13%	$68,330	$61,371	$6,959	11%
Professional services	1,460	1,179	281	24%	3,215	2,558	657	26%
Total cost of revenue	$36,498	$32,116	$4,382	14%	$71,545	$63,929	$7,616	12%
The increase in cost of subscription revenue for the three months ended October 31, 2024 compared to the same period last year was primarily due to higher third-party outsourcing costs of $5.2 million, and higher data center costs of $1.5 million, partially offset by lower personnel-related costs of $2.6 million.
The increase in cost of subscription revenue for the six months ended October 31, 2024 compared to the same period last year was primarily due to higher third-party outsourcing costs of $9.1 million and higher data center costs of $3.0 million, partially offset by lower personnel-related costs of $5.1 million.
The increase in cost of professional services revenue for the three months ended October 31, 2024 compared to the same period last year was primarily due to higher third-party outsourcing costs of $0.2 million.
The increase in cost of professional services revenue for the six months ended October 31, 2024 compared to the same period last year was primarily due to higher third-party outsourcing costs of $0.3 million and higher other service costs of $0.2 million.
Gross Profit and Gross Margin

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Gross profit	$57,840	$41,113	$16,727	41%	$110,006	$81,662	$28,344	35%
Gross margin
Subscription	57%	53%			56%	52%
Professional services	89%	83%			88%	86%
Total gross margin	61%	56%			61%	56%
The increase in total gross margins for the three months ended October 31, 2024 compared to the same period last year was driven by an increase in both subscription margin and professional services margin. The subscription margin for the three months ended October 31, 2024 increased due to lower personnel-related costs, compared to the same period last year. The professional service margin was increased for the three months ended October 31, 2024 due to an increase in prioritized engineering services revenue, which generally have higher margins, compared to the same period last year.

The increase in total gross margins for the six months ended October 31, 2024 compared to the same period last year was driven by an increase in both subscription margin and professional services margin. The subscription margin for the six months ended October 31, 2024 increased due to lower personnel-related costs, compared to the same period last year. The professional service margin for the six months ended October 31, 2024 increased primarily due to an increase in prioritized engineering services revenue, which generally have higher margins, compared to the same period last year.
Operating Expenses

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Operating expenses
Sales and marketing	$55,643	$49,895	$5,748	12%	$107,768	$93,780	$13,988	15%
Research and development	55,715	50,399	5,316	11%	108,642	101,267	7,375	7%
General and administrative	21,770	20,215	1,555	8%	41,470	40,104	1,366	3%
Total operating expenses	$133,128	$120,509	$12,619	10%	$257,880	$235,151	$22,729	10%
Sales and Marketing. The increase in sales and marketing expense for the three months ended October 31, 2024 compared to the same period last year was primarily due to higher personnel-related costs of $3.8 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher advertising spend of $3.0 million, higher recruiting expenses of $0.5 million, higher marketing event costs of $0.5 million, higher travel and entertainment expense of $0.5 million, higher professional services costs of $0.4 million and higher data center costs of $0.3 million, partially offset by lower marketing costs of $3.8 million.
The increase in sales and marketing expense for the six months ended October 31, 2024 compared to the same period last year was primarily due to higher advertising spend of $8.7 million, higher personnel-related costs of $7.6 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher recruiting expenses of $1.2 million, higher data center costs of $0.8 million, higher professional services of $0.8 million, higher travel and entertainment expenses of $0.7 million and higher marketing event costs of $0.5 million, partially offset by lower marketing costs of $7.2 million.
Research and Development. The increase in research and development expense for the three months ended October 31, 2024 compared to the same period last year was primarily due to higher professional services costs of $6.8 million, higher facilities costs of $0.3 million, partially offset by lower personnel-related costs of $0.7 million and lower data center costs of $1.0 million.
The increase in research and development expense for the six months ended October 31, 2024 compared to the same period last year was primarily due to higher professional services costs of $11.4, partially offset by lower personnel-related costs of $2.6 million and lower data center costs of $1.1 million.
General and Administrative. The increase in general and administrative expense for the three months ended October 31, 2024 compared to the same period last year was primarily due to higher personnel-related costs of $0.8 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees and higher professional services costs of $0.6 million.
The increase in general and administrative expense for the six months ended October 31, 2024 compared to the same period last year was primarily due to higher personnel-related costs of $1.2 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees and higher facilities costs of $1.1 million, partially offset by lower corporate insurance costs of $0.9 million.

Interest Income

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Interest income	$9,560	$10,480	$(920)	(9)%	$19,563	$20,602	$(1,039)	(5)%
The decrease in interest income for the three months ended October 31, 2024 compared to the same period last year was primarily due to higher prevailing interest rates on our marketable securities portfolio in the three months ended October 31, 2023, partially offset by an increase in volume of investments.
The decrease in interest income for the six months ended October 31, 2024 compared to the same period last year due to higher prevailing interest rates on our marketable securities portfolio in the six months ended October 31, 2023, partially offset by an increase in volume of investments.
Other Income (Expense), Net

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Other income (expense), net	$13	$(638)	$651	102%	$41	$(877)	$918	(105)%
The increase in other income (expense), net for the three months ended October 31, 2024 compared to the same period last year was primarily due to higher foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances, in the three months ended October 31, 2023.
The increase in other income (expense), net for the six months ended October 31, 2024 compared to the same period last year was primarily due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances, in the six months ended October 31, 2023.
Provision for Income Taxes

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2024	2023			2024	2023
	(in thousands)				(in thousands)
Provision for income taxes	$257	$226	$31	14%	$529	$374	$155	41%
The change in provision for income taxes for the three and six months ended October 31, 2024 compared with the same period last year was primarily related to foreign and state tax expense.
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

	Six Months Ended October 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(30,651)	$(44,654)
Less:
Purchases of property and equipment	(1,739)	(16,631)
Capitalized software development costs	—	(2,750)
Free cash flow	$(32,390)	$(64,035)
Net cash used in investing activities	$(18,915)	$(96,698)
Net cash provided by financing activities	$3,694	$5,532
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of October 31, 2024 and April 30, 2024, we had $121.3 million and $167.1 million of cash and cash equivalents and $609.1 million and $583.2 million of marketable securities, respectively, which are available for use in current operations. Our marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $1.2 billion as of October 31, 2024. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
We believe that existing cash, cash equivalents and marketable securities alone will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We also believe we will meet expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. Our principal uses of cash in recent periods have been funding our operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, expenses associated with our international expansion, the introduction of C3 AI Software enhancements, and the continuing market adoption of our C3 AI Software. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(30,651)	$(44,654)
Net cash used in investing activities	$(18,915)	$(96,698)
Net cash provided by financing activities	$3,694	$5,532
Net decrease in cash, cash equivalents, and restricted cash	$(45,872)	$(135,820)
Operating Activities. Net cash used by operating activities of $30.7 million for the six months ended October 31, 2024 was due to our net loss of $128.8 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $111.7 million, accretion of discounts on marketable securities of $7.6 million, depreciation and amortization of $6.1 million, and $12.7 million of cash outflows related to changes in operating assets and liabilities. The $12.7 million of cash outflows related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $30.1 million, a decrease in accrued compensation of $4.8 million, a decrease to deferred revenue of $3.2 million, an increase in prepaid expenses, other current assets of $2.0 million and a decrease in lease liabilities of $1.2 million. This was partially offset by cash inflows related to an increase in other liabilities of $19.3 million and an increase in accounts payable of $9.3 million.

Net cash used in operating activities of $44.7 million for the six months ended October 31, 2023 was due to net loss of $134.1 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $104.0 million, depreciation and amortization of $6.2 million, and $12.5 million cash outflows related to changes in operating assets and liabilities. The $12.5 million cash outflows related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $8.6 million, a decrease to deferred revenue of $7.3 million, a decrease in accounts payable of $2.9 million, a decrease in accrued compensation and employee benefits of $2.6 million. This was partially offset by cash inflows related to an increase in lease liabilities of $7.8 million and an increase in other liabilities of $1.7 million.
Investing Activities. Net cash used in investing activities of $18.9 million for the six months ended October 31, 2024 was attributable to purchases of marketable securities of $365.9 million and capital expenditures of $1.7 million mainly related to the leasehold improvements associated with the new leased space, offset by maturities and sales of marketable securities of $348.8 million.
Net cash used in investing activities of $96.7 million for the six months ended October 31, 2023 was primarily attributable to purchases of investments of $489.9 million and capital expenditures of $19.4 million mainly related to the leasehold improvements associated with the new leased space, partially offset by maturities and sales of investments of $412.6 million.
Financing Activities. Net cash provided by financing activities of $3.7 million during the six months ended October 31, 2024 was due to $5.0 million of proceeds from issuance of Class A common stock under the 2020 ESPP and $4.5 million of proceeds from the exercise of stock options for Class A common stock, partially offset by $5.8 million of taxes paid related to net share settlement of equity awards.
Net cash provided by financing activities of $5.5 million during the six months ended October 31, 2023 was due to $10.2 million of proceeds from the exercise of stock options for Class A common stock and $5.1 million of proceeds from issuance of Class A common stock under the 2020 ESPP, offset by $9.7 million of taxes paid related to net share settlement of equity awards.
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
Critical Accounting Estimates
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
Interest Rate Risk
As of October 31, 2024, we had cash, cash equivalents, and marketable securities of $730.4 million. As of April 30, 2024, we had cash, cash equivalents, and marketable securities of $750.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of October 31, 2024, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the three months ended October 31, 2024 and 2023, approximately 4% and 5%, respectively, and for the six months ended October 31, 2024 and 2023, approximately 5% and 5%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts to hedge a portion of our forecasted foreign currency denominated expenses. These foreign currency forward contracts are intended to reduce foreign exchange impact on our forecasted expenses.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $66.0 million and $69.8 million for the three months ended October 31, 2024 and 2023, respectively, and $128.8 million and $134.1 million for the six months ended October 31, 2024 and 2023, respectively. As a result, we had an accumulated deficit of $1.2 billion as of October 31, 2024. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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

Our performance metrics and certain other operational data in this report are subject to assumptions and limitations and may not provide an accurate indication of our future or expected results.
Our performance metrics and other operational data may involve judgment and therefore may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. Our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. We regularly review and may adjust our processes for calculating our metrics to improve their accuracy. If our metrics are not accurate representations of our business; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended October 31, 2024 and 2023, 7% and 5% of our revenue, respectively, and for the six months ended October 31, 2024 and 2023, 7% and 5% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended October 31, 2024 and 2023, 5% and 5% of our expenses, respectively, and for the six months ended October 31, 2024 and 2023, 5% and 5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
We have Customer-Entities in more than 15 countries, and 11% of our revenue for the six months ended October 31, 2024 was generated from customers outside of North America. As of October 31, 2024, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
As of October 31, 2024, our technology is protected by a broad patent portfolio, with 26 issued patents in the United States, 17 issued counterpart patents in a number of international jurisdictions, over 50 patent applications pending in the United States, and 100 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Our patents, copyrights, trademarks, or other intellectual property rights could be challenged or invalidated by others through administrative processes or litigation. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights with risks of possible counterclaims from suspected infringers. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to replicate our C3 AI Software more effectively. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of October 31, 2024, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 21.6% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 53.9% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
As of October 31, 2024, there were outstanding options to purchase an aggregate of approximately 30,938,000 shares of our Class A common stock, and approximately 20,479,000 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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

Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Thomas M. Siebel*** Chairman and Chief Executive Officer	Adoption	September 20, 2024	X		12,783,602	—	December 17, 2026
Hitesh Lath Senior Vice President and Chief Financial Officer	Adoption	September 27, 2024	X		39,963	—	June 30, 2025
Merel Witteveen Senior Vice President, Operations	Adoption	September 27, 2024	X		71,437	—	June 30, 2025
Stephen M. Ward Jr. Director	Adoption	September 27, 2024	X		150,000	—	June 30, 2025
Richard C. Levin Director	Adoption	September 29, 2024	X		72,000	—	June 30, 2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Under the terms of this plan, which commences in January 2025, the maximum number of shares that Mr. Siebel may sell in any month is approximately 2% of the then fully-diluted equity of the Company held by him and his affiliates. As a result, after each sale, approximately 98% of his fully-diluted equity holdings will remain.

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
C3.ai, Inc.

Date: December 9, 2024	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2024	By:	/s/ Hitesh Lath
Hitesh Lath
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)