Form 10-Q
period 2025-01-31
C3.ai, Inc.
filed 2025-03-07
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of February 20, 2025, the registrant had outstanding 129,238,730 shares of Class A common stock and 3,499,992 shares of Class B common stock.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	January 31, 2025	April 30, 2024
Assets
Current assets
Cash and cash equivalents	$125,094	$167,146
Marketable securities	599,233	583,221
Accounts receivable, net of allowance of $642 and $359 as of January 31, 2025 and April 30, 2024, respectively	180,357	130,064
Prepaid expenses and other current assets	26,219	23,963
Total current assets	930,903	904,394
Property and equipment, net	81,910	88,631
Goodwill	625	625
Other assets, non-current	41,703	44,575
Total assets	$1,055,141	$1,038,225
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$28,737	$11,316
Accrued compensation and employee benefits	48,727	44,263
Deferred revenue, current	32,955	37,230
Accrued and other current liabilities	27,628	9,526
Total current liabilities	138,047	102,335
Deferred revenue, non-current	—	1,732
Other long-term liabilities	56,917	60,805
Total liabilities	194,964	164,872
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock	129	120
Class B common stock	3	3
Additional paid-in capital	2,158,686	1,963,726
Accumulated other comprehensive income (loss)	292	(563)
Accumulated deficit	(1,298,933)	(1,089,933)
Total stockholders’ equity	860,177	873,353
Total liabilities and stockholders’ equity	$1,055,141	$1,038,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Revenue
Subscription(1)	$85,679	$70,400	$240,297	$198,201
Professional services(2)	13,103	8,001	40,036	25,791
Total revenue	98,782	78,401	280,333	223,992
Cost of revenue
Subscription	37,799	32,273	106,129	93,644
Professional services	2,636	841	5,851	3,399
Total cost of revenue	40,435	33,114	111,980	97,043
Gross profit	58,347	45,287	168,353	126,949
Operating expenses
Sales and marketing(3)	61,201	57,140	168,969	150,920
Research and development	59,356	49,480	167,998	150,747
General and administrative	25,375	21,213	66,845	61,317
Total operating expenses	145,932	127,833	403,812	362,984
Loss from operations	(87,585)	(82,546)	(235,459)	(236,035)
Interest income	8,677	9,995	28,240	30,597
Other (expense) income, net	(957)	409	(916)	(468)
Loss before provision for income taxes	(79,865)	(72,142)	(208,135)	(205,906)
Provision for income taxes	336	489	865	863
Net loss	$(80,201)	$(72,631)	$(209,000)	$(206,769)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.62)	$(0.60)	$(1.64)	$(1.75)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	130,382	120,486	127,752	118,259
(1)    Including related party revenue of $10,581 for the nine months ended January 31, 2024.
(2)    Including related party revenue of $5,804 for the nine months ended January 31, 2024.
(3)    Including related party sales and marketing expense of $810 for the nine months ended January 31, 2024.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Net loss	$(80,201)	$(72,631)	$(209,000)	$(206,769)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(229)	1,205	855	815
Comprehensive loss	$(80,430)	$(71,426)	$(208,145)	$(205,954)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended January 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2024	128,781	$128	$2,077,044	$521	$(1,218,732)	$858,961
Issuance of Class A common stock upon exercise of stock options, net of repurchases	2,107	2	15,173	—	—	15,175
Vesting of early exercised Class A common stock options	—	—	35	—	—	35
Shares withheld related to net share settlement of equity awards	(56)	—	(1,709)	—	—	(1,709)
Vesting of restricted stock units	1,523	2	17,210	—	—	17,212
Stock-based compensation expense	—	—	50,933	—	—	50,933
Other comprehensive loss	—	—	—	(229)	—	(229)
Net loss	—	—	—	—	(80,201)	(80,201)
Balance as of January 31, 2025	132,355	$132	$2,158,686	$292	$(1,298,933)	$860,177

	Nine Months Ended January 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	123,706	$123	$1,963,726	$(563)	$(1,089,933)	$873,353
Issuance of Class A common stock upon exercise of stock options, net of repurchases	3,171	3	19,639	—	—	19,642
Vesting of early exercised Class A common stock options	—	—	251	—	—	251
Shares withheld related to net share settlement of equity awards	(281)	—	(7,496)	—	—	(7,496)
Vesting of restricted stock units	5,381	6	40,739	—	—	40,745
Issuance of Class A common stock under employee stock purchase plan	378	—	5,009	—	—	5,009
Stock-based compensation expense	—	—	136,818	—	—	136,818
Other comprehensive income	—	—	—	855	—	855
Net loss	—	—	—	—	(209,000)	(209,000)
Balance as of January 31, 2025	132,355	$132	$2,158,686	$292	$(1,298,933)	$860,177

	Three Months Ended January, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2023	119,653	$119	$1,856,307	$(775)	$(944,375)	$911,276
Issuance of Class A common stock upon exercise of stock options, net of repurchases	283	—	1,209	—	—	1,209
Vesting of early exercised Class A common stock options	—	—	112	—	—	112
Shares withheld related to net share settlement of equity awards	(30)	—	(720)	—	—	(720)
Vesting of restricted stock units	1,721	2	13,004	—	—	13,006
Stock-based compensation expense	—	—	44,538	—	—	44,538
Other comprehensive income	—	—	—	1,205	—	1,205
Net loss	—	—	—	—	(72,631)	(72,631)
Balance as of January 31, 2024	121,627	$121	$1,914,450	$430	$(1,017,006)	$897,995

	Nine Months Ended January 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	113,943	$113	$1,740,174	$(385)	$(810,237)	$929,665
Issuance of Class A common stock upon exercise of stock options, net of repurchases	2,534	2	11,317	—	—	11,319
Vesting of early exercised Class A common stock options	—	—	406	—	—	406
Shares withheld related to net share settlement of equity awards	(283)	—	(10,485)	—	—	(10,485)
Vesting of restricted stock units	5,004	5	34,470	—	—	34,475
Issuance of Class A common stock under employee stock purchase plan	429	1	5,054	—	—	5,055
Stock-based compensation expense	—	—	133,514	—	—	133,514
Other comprehensive income	—	—	—	815	—	815
Net loss	—	—	—	—	(206,769)	(206,769)
Balance as of January 31, 2024	121,627	$121	$1,914,450	$430	$(1,017,006)	$897,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(209,000)	$(206,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,215	9,469
Non-cash operating lease cost	270	656
Stock-based compensation expense	174,373	159,032
Accretion of discounts on marketable securities	(10,715)	(13,238)
Other	2,158	110
Changes in operating assets and liabilities
Accounts receivable(1)	(52,017)	(38,892)
Prepaid expenses, other current assets and other assets(2)	587	(3,379)
Accounts payable(3)	16,916	(4,945)
Accrued compensation and employee benefits	7,648	171
Operating lease liabilities	1,439	14,330
Other liabilities(4)	12,462	6,296
Deferred revenue(5)	(6,007)	(6,546)
Net cash used in operating activities	(52,671)	(83,705)
Cash flows from investing activities:
Purchases of property and equipment	(2,101)	(22,718)
Capitalized software development costs	—	(2,750)
Purchases of marketable securities	(518,806)	(657,431)
Maturities and sales of marketable securities	514,365	590,299
Net cash used in investing activities	(6,542)	(92,600)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock under employee stock purchase plan	5,009	5,055
Proceeds from exercise of Class A common stock options	19,648	11,379
Taxes paid related to net share settlement of equity awards	(7,496)	(10,397)
Net cash provided by financing activities	17,161	6,037
Net decrease in cash, cash equivalents and restricted cash	(42,052)	(170,268)
Cash, cash equivalents and restricted cash at beginning of period	179,712	297,395
Cash, cash equivalents and restricted cash at end of period	$137,660	$127,127
Cash and cash equivalents	$125,094	$114,561
Restricted cash included in other assets, non-current	12,566	12,566
Total cash, cash equivalents and restricted cash	$137,660	$127,127
Supplemental disclosure of cash flow information—cash paid for income taxes	$743	$760
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$527	$2,475
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$1,016	$1,858
Vesting of early exercised stock options	$251	$406
(1)Including changes in related party balances of $12,444 for the nine months ended January 31, 2024.
(2)Including changes in related party balances of $(810) for the nine months ended January 31, 2024.
(3)Including changes in related party balances of $248 for the nine months ended January 31, 2024.
(4)Including changes in related party balances of $(2,448) for the nine months ended January 31, 2024.
(5)Including changes in related party balances of $(46) for the nine months ended January 31, 2024.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. (including its subsidiaries, “C3 AI” or “the Company”) is an enterprise artificial intelligence (“AI”) software provider. The Company delivers a family of fully integrated products including the C3 AI Platform, an end-to-end platform for developing, deploying, and operating enterprise AI applications, C3 AI applications, a portfolio of industry-specific SaaS enterprise AI applications that enable the digital transformation of organizations globally, and C3 Generative AI, a suite of domain-specific generative AI offerings for the enterprise. The Company supports customers in the United States, Europe, and other parts of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2025 and the results of operations for the three and nine months ended January 31, 2025, and cash flows for the nine months ended January 31, 2025. The results of operations for the three and nine months ended January 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2024, which was filed with the SEC on June 18, 2024. There have been no significant changes to these policies during the three and nine months ended January 31, 2025.
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
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
North America (1)	$87,289	$68,356	$248,838	$191,247
Europe, the Middle East and Africa (1)	11,085	9,040	29,978	29,205
Asia Pacific (1)	13	952	274	2,877
Rest of World (1)	395	53	1,243	663
Total revenue	$98,782	$78,401	$280,333	$223,992
__________________
(1)The United States comprised 86% and 86% of the Company’s revenue for the three months ended January 31, 2025 and 2024, respectively, and 87% and 85% of the Company’s revenue for the nine months ended January 31, 2025 and 2024, respectively. No other country comprised 10% or greater of the Company’s revenue for the three and nine months ended January 31, 2025 or 2024.
Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single performance obligation within the context of the contract and are generally satisfied over time. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer. Revenue from such software licenses was $28.6 million and $8.4 million during the three months ended January 31, 2025 and 2024, respectively, and $60.4 million and $15.4 million during the nine months ended January 31, 2025 and 2024, respectively.

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

Total professional services revenue comprised of (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Prioritized engineering services	$5,698	$7,125	$26,008	$20,225
Service fees	7,405	876	14,028	5,566
Total professional services revenue	$13,103	$8,001	$40,036	$25,791
Deferred Revenue
As of January 31, 2025 and April 30, 2024, the Company’s deferred revenue balances were $33.0 million and $39.0 million, respectively. Revenue of $37.8 million and $46.3 million was recognized during the nine months ended January 31, 2025 and 2024, respectively, that was included in the deferred revenue balances as of April 30, 2024 and 2023, respectively.
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
Revenue expected to be recognized from remaining performance obligations was approximately $208.2 million as of January 31, 2025, which includes $74.6 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. Approximately $124.0 million is expected to be recognized over the next 12 months and a majority of the remaining amount is expected to be recognized over the next 13 to 48 months.
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. Two separate Customer-Entities accounted for 15% and 10%, respectively, of revenue for the three months ended January 31, 2025. Two separate Customer-Entities accounted for 25% and 12%, respectively, of revenue for the three months ended January 31, 2024. One Customer-Entity accounted for 18% of revenue for the nine months ended January 31, 2025. Two separate Customer-Entities accounted for 27% and 13%, respectively, of revenue for the nine months ended January 31, 2024. Four Customer-Entities accounted for 14%, 14%, 13% and 11%, respectively, of accounts receivable at January 31, 2025. Two separate Customer-Entities accounted for 25% and 16%, respectively, of accounts receivable at April 30, 2024.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts receivable by considering various factors, including the age of each outstanding invoice, customer type, the collection history of each customer, historical write-off experience, current and near-term macroeconomic conditions and uncertainties. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. Accounts receivable included unbilled receivables as of January 31, 2025 and April 30, 2024 of $89.8 million and $62.3 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of January 31, 2025				As of April 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$77,902	$—	$—	$77,902	$82,564	$—	$—	$82,564
Commercial paper	—	6,971	—	6,971	—	18,769	—	18,769
U.S. treasury securities	—	—	—	—	—	5,888	—	5,888
Certificates of deposit	—	3,960	—	3,960	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	14,395	—	14,395	—	2,497	—	2,497
Certificates of deposit	—	84,645	—	84,645	—	62,017	—	62,017
U.S. government agencies securities	—	60,457	—	60,457	—	46,428	—	46,428
Commercial paper	—	108,045	—	108,045	—	162,183	—	162,183
Corporate debt securities	—	331,691	—	331,691	—	310,095	—	310,095
Total cash equivalents and available-for-sale marketable securities	$77,902	$610,164	$—	$688,066	$82,564	$607,877	$—	$690,441
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of January 31, 2025				As of April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$77,902	$—	$—	$77,902	$82,564	$—	$—	$82,564
Commercial paper	6,971	—	—	6,971	18,769	—	—	18,769
U.S. treasury securities	—	—	—	—	5,888	—	—	5,888
Certificates of deposit	3,960	—	—	3,960	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	14,382	13	—	14,395	2,497	—	—	2,497
Certificates of deposit	84,645	—	—	84,645	62,017	—	—	62,017
U.S. government agencies securities	60,536	76	(155)	60,457	46,527	5	(104)	46,428
Commercial paper	108,045	—	—	108,045	162,183	—	—	162,183
Corporate debt securities	331,331	679	(319)	331,691	310,557	64	(526)	310,095
Total cash equivalents and available-for-sale marketable securities	$687,772	$768	$(474)	$688,066	$691,002	$69	$(630)	$690,441
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of January 31, 2025		As of April 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$494,233	$494,937	$514,747	$514,484
After one year through five years	104,706	104,296	69,034	68,736
Total	$598,939	$599,233	$583,781	$583,220

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	As of January 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government agencies securities	$(155)	$18,817	$—	$—	$(155)	$18,817
Commercial paper	—	3,517	—	—	—	3,517
Corporate debt securities	(319)	37,727	—	—	(319)	37,727
Total	$(474)	$60,061	$—	$—	$(474)	$60,061

	As of April 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$2,497	$—	$—	$—	$2,497
U.S. government agencies securities	(99)	33,890	(6)	7,749	(105)	41,639
Commercial paper	—	4,058	—	—	—	4,058
Corporate debt securities	(491)	196,907	(34)	27,658	(525)	224,565
Total	$(590)	$237,352	$(40)	$35,407	$(630)	$272,759
As of January 31, 2025, the Company had 43 marketable securities in an unrealized loss position. As of April 30, 2024, the Company had 219 marketable securities that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The decline in fair value below amortized cost basis was not considered other-than-temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no significant credit-related impairment losses were recorded as of January 31, 2025.
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at January 31, 2025 and April 30, 2024 (in thousands):

	Useful Life	As of January 31,	As of April 30,
	(in months)	2025	2024
Leasehold improvements	*	$82,507	$71,867
Computer equipment	36	6,702	4,936
Office furniture and equipment	60	15,517	14,479
Capital work-in-progress	NA	811	12,122
Property and equipment, gross		105,537	103,404
Less: accumulated depreciation and amortization		(23,627)	(14,773)
Property and equipment, net		$81,910	$88,631
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
Depreciation and amortization expense related to property and equipment was $3.1 million and $2.9 million for the three months ended January 31, 2025 and 2024, respectively, and $8.9 million and $8.5 million for the nine months ended January 31, 2025 and 2024, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at January 31, 2025 and April 30, 2024 (in thousands):

	As of January 31,	As of April 30,
	2025	2024
Accrued bonus	$32,875	$31,530
Accrued vacation	3,918	4,317
Accrued payroll taxes and benefits	1,959	3,636
Accrued commissions	5,116	2,826
ESPP contributions	4,596	1,409
Other	263	545
Accrued compensation and employee benefits	$48,727	$44,263
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at January 31, 2025 and April 30, 2024 (in thousands):

	As of January 31,	As of April 30,
	2025	2024
Accrued general expenses	3,678	2,783
Operating lease liabilities, current	4,490	3,226
Accrued professional services	7,008	2,082
Accrued cloud hosting services	6,687	643
Accrued taxes payable	2,744	621
Other	3,021	171
Accrued and other current liabilities	$27,628	$9,526
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties. As of January 31, 2025, the Company had remaining purchase commitments of $438.1 million related to cloud hosting and associated services and $93.2 million related to professional services due over the next one to five years. The Company incurred costs totaling $31.9 million and $8.6 million during the three months ended January 31, 2025 and 2024, respectively, and $76.7 million and $24.9 million during the nine months ended January 31, 2025 and 2024, respectively, under these arrangements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
C3.ai Digital Transformation Institute Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. The grants shall be paid by the Company over five years in the form of cash, publicly traded securities, or other property of equivalent net value. As of January 31, 2025 and April 30, 2024, the total potential remaining contributions are $31.6 million and $31.6 million, respectively. The future grant payments are conditional in nature and subject to execution of the program in line with specific requirements.
Leases
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. The lease commencement date of the first two phases was determined to have occurred in the quarter ended January 31, 2022, when the landlord delivered the leased space to the Company. The lease commencement date of the third phase was determined to have occurred in the quarter ended October 31, 2022, when the landlord delivered the leased space to the Company. The lease commencement date of the fourth phase was determined to have occurred in the quarter ended April 30, 2023, when the landlord delivered the leased space to the Company. The lease commencement date of the fifth phase was determined to have occurred in the quarter ended July 31, 2023, when the landlord delivered the leased space to the Company. The lease commencement date of the sixth phase was determined to have occurred in the quarter ended January 31, 2024, when the landlord delivered the leased space to the Company. The lease commencement date of the seventh and final phase was determined to have occurred in the quarter ended July 31, 2024, when the landlord delivered the applicable leased space to the Company. During the quarter ended January 31, 2025, there was a remeasurement of right-of-use assets and lease liabilities related to phases one, two and six of the lease due to changes in the timing of receipt of lease incentives. As a result, the lease liability for these phases was reduced to $41.3 million and the right-of-use asset correspondingly was reduced to $4.4 million.
Legal Proceedings
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint names as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleges that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleges that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, interest, fees and costs. All defendants moved to dismiss Plaintiffs’ amended complaint on May 1, 2023. On June 30, 2023, Plaintiffs voluntarily dismissed the underwriter defendants. On February 22, 2024, the court granted the motion to dismiss on all claims except for portions of the alleged violations of Section 11 and Section 15. Plaintiffs filed a second amended complaint on April 4, 2024. Defendants filed motions to dismiss on May 17, 2024. Plaintiffs filed an opposition brief on July 15, 2024. While the motions were pending, Plaintiffs filed a motion to amend their second amended complaint on September 27, 2024 to add new factual allegations. The parties have thus stayed the briefing on the motion to dismiss until the motion to amend is resolved. Defendants filed an opposition to the motion to amend on November 12, 2024. On February 13, 2025, the Court granted Plaintiffs’ motion to amend, and the Plaintiffs filed their Third amended complaint on February 14, 2025. Briefing for the revised motion to dismiss is expected to be complete in June 2025.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six putative shareholder derivative actions have been filed: (1) Suri v. Siebel et al. (22-cv-03031) filed on May 23, 2022 in the U.S. District Court for the Northern District of California; (2) Rabasca v. Siebel et al. (23-cv-1566) filed on April 3, 2023 in the U.S. District Court for the Northern District of California; and (3) Vo v. Siebel et al. (23-cv-428) filed on April 19, 2023 in the U.S. District Court for the District of Delaware; and (4) Lanfair v. Siebel et al. (24-cv-01869) filed on March 26, 2024 in the U.S. District Court for the Northern District of California; (5) Pankow v. Siebel et al. (2024-0530-NAC) on May 15, 2024 in the Chancery Court of Delaware; and (6) Rosenfeld v. Siebel et al. (2024-0698) on June 28, 2024 in the Chancery Court of Delaware. In these cases, the plaintiffs assert claims on the Company’s behalf against certain of the Company’s current and former officers and directors for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, gross mismanagement, corporate waste, abuse of control, unjust enrichment, and violations of the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. In all six cases, the Company is named as a nominal defendant. The derivative complaints seek unspecified damages, disgorgement of profits from board member stock sales, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, Suri was stayed pending resolution of the Reckstin case. On August 3, 2023, Vo was transferred to the U.S. District Court for the Northern District of California (3:23-cv-03895), and on August 31, 2023, the Vo action was stayed on the same terms as the Suri action. On December 4, 2023, the parties in Rabasca filed a stipulation to consolidate the Rabasca action with the Suri action, and to stay the Rabasca action on the same terms as the Suri action. On July 3, 2024, Lanfair was consolidated with Suri and stayed on the same terms. The Pankow and Rosenfeld actions have not been consolidated with the Suri action but were stayed on November 13, 2024 and January 15, 2025 respectively. The Company has not yet been required to answer the complaints in any of the derivative actions.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of January 31, 2025, there were no shares of Preferred Stock issued or outstanding.

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
A summary of the Company’s option activity during the nine months ended January 31, 2025 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2024	31,328	$13.97	5.68	$268,167
Options granted	1,187	23.43
Options exercised	(3,169)	33.66
Options cancelled	(540)	26.53
Balance as of January 31, 2025	28,806	$15.09	5.23	$468,385
Vested and exercisable as of January 31, 2025	23,724	$12.17	4.78	$455,027
Vested and expected to vest as of January 31, 2025	28,806	$15.09	5.23	$468,385
As of January 31, 2025, there was $65.4 million of unrecognized compensation cost related to stock options which is expected to be recognized over an estimated weighted-average period of 2.1 years.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The grant-date fair value of the options issued for the nine months ended January 31, 2025 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Nine Months Ended January 31,
	2025	2024
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	66.2%	63.5%
Expected term (years)	6.1	6.0
Risk-free interest rate	3.6%	3.9%
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
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the nine months ended January 31, 2025, the Company recorded stock-based compensation expense of $3.1 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s RSU activity during the nine months ended January 31, 2025 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2024	19,283	$24.26
RSUs granted	12,676	29.51
RSUs vested	(5,381)	27.54
RSUs forfeited	(2,999)	27.46
Unvested Balance as of January 31, 2025	23,579	$26.41
As of January 31, 2025, there was $579.8 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.8 years.
In fiscal year 2025 and 2024, the Compensation Committee approved the payment of fiscal year 2024 and 2023 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 751,927 and 532,842 shares of Class A common stock pursuant to this program in the nine months ended January 31, 2025 and 2024, respectively.
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
Except for the initial offering period under the 2020 ESPP, which commenced on October 16, 2022 and ended on September 15, 2024, the 2020 ESPP provides for 24-month offering periods beginning September 15 and March 15 of each year, with each offering period consisting of four six-month purchase periods. The 2020 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock, subject to purchase limits of 2,500 shares during each six-month period or $25,000 worth of stock for each calendar year, through payroll deductions at price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. If the price per share of the Company’s Class A common stock on any purchase date in the offering period is lower than the price per share of the Company’s Class A common stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new 24-month offering period.
The Company uses a Black-Scholes-Merton option pricing model to determine the fair value of employee stock purchase rights granted under the 2020 ESPP.
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended January 31,
	2025	2024
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	56.2 - 75.3%	64.0 - 70.1%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.6 - 4.6%	5.0 - 5.5%
During the nine months ended January 31, 2025 and 2024, the Company recognized $4.4 million and $4.3 million, respectively, of stock-based compensation expense related to 2020 ESPP. As of January 31, 2025, there was $5.7 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Cost of subscription	$8,563	$8,674	$24,084	$25,244
Cost of professional services	941	309	2,139	1,248
Sales and marketing	21,860	17,528	61,495	52,533
Research and development	19,896	18,757	56,326	52,475
General and administrative	11,392	9,715	30,329	27,532
Total stock-based compensation expense	$62,652	$54,983	$174,373	$159,032
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the nine months ended January 31, 2025, the Company recognized $37.6 million of stock-based compensation expense associated with these programs. As of January 31, 2025, $32.9 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets. Upon settlement, this amount will be reflected under common stock and additional paid-in capital in the condensed consolidated statements of stockholders’ equity.
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
The Company recorded income tax expense of $0.3 million and $0.5 million for the three months ended January 31, 2025 and 2024, and $0.9 million and $0.9 million for the nine months ended January 31, 2025 and 2024, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.

10.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three and nine months ended January 31, 2025 and 2024. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Numerator
Net loss attributable to common stockholders	$(80,201)	$(72,631)	$(209,000)	$(206,769)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	130,382	120,486	127,752	118,259
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares	$(0.62)	$(0.60)	$(1.64)	$(1.75)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	As of January 31,
	2025	2024
Stock options	28,806	32,103
RSUs	23,579	20,908
ESPP	975	1,102
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
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $10.6 million during the nine months ended January 31, 2024. The Company recognized professional services revenue from Baker Hughes of $5.8 million during the nine months ended January 31, 2024.
The Company recognized sales and marketing expenses related to Baker Hughes of $0.8 million (inclusive of amortization of $0.8 million of deferred commissions) during the nine months ended January 31, 2024.

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
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 87% and 90% of our total revenue in the three months ended January 31, 2025 and 2024, respectively, and 86% and 88% of our total revenue in the nine months ended January 31, 2025 and 2024, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment.

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
We also generate revenue from professional services, which primarily include service fees and prioritized engineering services. Professional services revenue represented 13% and 10% of our total revenue for the three months ended January 31, 2025 and 2024, respectively, and 14% and 12% of our total revenue in the nine months ended January 31, 2025 and 2024, respectively. Service fees include revenue from services such as consulting, training, and paid implementation services. For service fees, revenue is typically recognized over time as the services are performed.
Prioritized engineering services are undertaken when a customer requests that we accelerate the design, development, and delivery of software features and functions that are planned in our future product roadmap. When we agree to this, we negotiate an agreed upon fee to accelerate the development of the software as well as other terms, such as relevant specifications. When the software feature is delivered, it becomes integrated to our core product offering, is available to all subscribers of the underlying software product, and enhances the operation of that product going forward. Such prioritized engineering services result in production-level computer software – compiled code that enhances the functionality of our production products – which is available for our customers to use over the life of their software licenses. Prioritized engineering services revenue is recognized as professional services over the period in which the software development is completed. Prioritized engineering services revenue accounted for 43% and 89% of total professional services revenue for the three months ended January 31, 2025 and 2024, respectively, and 65% and 78% of total professional services revenue for the nine months ended January 31, 2025 and 2024, respectively.
Our total revenue was $98.8 million and $280.3 million for the three and nine months ended January 31, 2025, representing a 26% and 25% increase, compared to the same period last year. Our subscription revenue grew to $85.7 million and $240.3 million for the three and nine months ended January 31, 2025, representing a 22% and 21% increase, compared to the same period last year.
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

The table below shows the trends in revenue and remaining performance obligations, or RPO, over the last two years.

	April 30, 2023	July 31, 2023	October 31, 2023	January 31, 2024	April 30, 2024	July 31, 2024	October 31, 2024	January 31, 2025
Total revenue (in thousands)	$72,410	$72,362	$73,229	$78,401	$86,590	$87,213	$94,338	$98,782
% growth year-over-year	—%	11%	17%	18%	20%	21%	29%	26%

RPO (in thousands)	$381,437	$334,560	$303,552	$286,867	$244,304	$204,470	$260,520	$208,165

Subscription Revenue % growth year-over-year	1%	8%	12%	23%	41%	20%	22%	22%
Remaining Performance Obligations
As it relates to our legacy subscription-based pricing agreements, we monitor remaining performance obligations, or RPO. RPO is not necessarily indicative of future revenue growth because it is not applicable to pay-as-you-go consumption pricing agreements. Moreover, RPO is influenced by several factors, including the timing of renewals, the timing of purchases of additional capacity, average contract terms, and seasonality. Due to these factors, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q. RPO was $208.2 million as of January 31, 2025, which includes $74.6 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. RPO was $244.3 million as of April 30, 2024.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of January 31, 2025 is comprised of $33.0 million related to deferred revenue and $175.2 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2024 was comprised of $39.0 million related to deferred revenue and $205.3 million of commitments from non-cancellable contracts.
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
We executed 50 and 29 pilots and trials during the quarter ended January 31, 2025 and 2024, respectively.
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
We also announced a new strategic alliance with McKinsey & Company, a global management consulting firm, to help clients and prospects across industries and geographies accelerate Enterprise AI transformations at scale. The alliance combines the deep technical expertise of McKinsey’s AI practice, QuantumBlack, and its track record of deploying and scaling AI solutions across industries with our cutting-edge Enterprise AI software applications to help clients unlock the power of Enterprise AI and agentic AI to realize significant operational improvements and unlock new growth opportunities.

International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 14% and 14% of our total revenue for the three months ended January 31, 2025 and 2024, respectively, and from 13% and 15% of our total revenue for the nine months ended January 31, 2025 and 2024, respectively, from international customers.
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
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, pilots and trials of our C3 AI Applications or Generative AI, and hosting charges. Sales of our software licenses grant our customers the right to use our software, either on their own cloud instances or their internal hardware infrastructures, during the contractual term. We also offer a premium stand ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software during the contract term. In addition, customers pay a usage-based runtime fee for our C3 AI Software for specified levels of guaranteed minimum consumption. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. For a significant majority of our offerings, our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We also sell software licenses that do not require maintenance and support services. We currently have a small number of customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
Professional Services Revenue. Our professional services revenue primarily includes consulting, training, paid implementation services and prioritized engineering services. We offer a complete range of professional service support both onsite and remotely, including training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and are typically a fixed-fee engagement with defined deliverables and a duration of less than 12 months. In certain cases, customers seeking increased utility from their C3 AI Platform or C3 AI Application subscriptions can procure prioritized engineering services to develop and modify software features, which are typically part of our product roadmap, but on an accelerated basis.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue
Subscription	$85,679	$70,400	$240,297	$198,201
Professional services	13,103	8,001	40,036	25,791
Total revenue	98,782	78,401	280,333	223,992
Cost of revenue
Subscription (1)	37,799	32,273	106,129	93,644
Professional services (1)	2,636	841	5,851	3,399
Total cost of revenue	40,435	33,114	111,980	97,043
Gross profit	58,347	45,287	168,353	126,949
Operating expenses
Sales and marketing (1)	61,201	57,140	168,969	150,920
Research and development (1)	59,356	49,480	167,998	150,747
General and administrative (1)	25,375	21,213	66,845	61,317
Total operating expenses	145,932	127,833	403,812	362,984
Loss from operations	(87,585)	(82,546)	(235,459)	(236,035)
Interest income	8,677	9,995	28,240	30,597
Other (expense) income, net	(957)	409	(916)	(468)
Loss before provision for income taxes	(79,865)	(72,142)	(208,135)	(205,906)
Provision for income taxes	336	489	865	863
Net loss	$(80,201)	$(72,631)	$(209,000)	$(206,769)

________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of subscription	$8,563	$8,674	$24,084	$25,244
Cost of professional services	941	309	2,139	1,248
Sales and marketing	21,860	17,528	61,495	52,533
Research and development	19,896	18,757	56,326	52,475
General and administrative	11,392	9,715	30,329	27,532
Total stock-based compensation expense	$62,652	$54,983	$174,373	$159,032

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

Revenue
Subscription	87%	90%	86%	88%
Professional services	13	10	14	12
Total revenue	100	100	100	100
Cost of revenue
Subscription	38	41	38	42
Professional services	3	1	2	2
Total cost of revenue	41	42	40	43
Gross profit	59	58	60	57
Operating expenses
Sales and marketing	62	73	60	67
Research and development	60	63	60	67
General and administrative	26	27	24	27
Total operating expenses	148	163	145	163
Loss from operations	(89)	(105)	(85)	(106)
Interest income	9	13	10	14
Other (expense) income, net	(1)	1	—	—
Loss before provision for income taxes	(81)	(92)	(75)	(93)
Provision for income taxes	—	1	—	—
Net loss	(81)%	(93)%	(76)%	(93)%

Comparison of the Three and Nine Months Ended January 31, 2025 and 2024
Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Revenue
Subscription	$85,679	$70,400	$15,279	22%	$240,297	$198,201	$42,096	21%
Professional services	13,103	8,001	5,102	64%	40,036	25,791	14,245	55%
Total revenue	$98,782	$78,401	$20,381	26%	$280,333	$223,992	$56,341	25%
Subscription revenue accounted for 87% and 90% of our total revenue for the three months ended January 31, 2025 and 2024, respectively. Subscription revenue increased by $15.3 million, or 22%, for the three months ended January 31, 2025, compared to the same period last year. Approximately 22% and 29%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 78% and 71%, respectively, was attributable to revenue from existing customers for the three months ended January 31, 2025 and 2024, respectively.
Subscription revenue accounted for 86% and 88% of our total revenue for the nine months ended January 31, 2025 and 2024, respectively. Subscription revenue increased by $42.1 million, or 21%, for the nine months ended January 31, 2025, compared to the same period last year. Approximately 15% and 19%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 85% and 81%, respectively, was attributable to revenue from existing customers for the nine months ended January 31, 2025 and 2024, respectively.
Professional services revenue increased by $5.1 million, or 64%, for the three months ended January 31, 2025, compared to the same period last year, predominantly due to an increase in professional services of $6.5 million as a result of an increase in the number of consulting projects for C3 AI Platform and C3 AI Application customers, offset by a decrease in prioritized engineering services of $1.4 million.
Professional services revenue increased by $14.2 million, or 55%, for the nine months ended January 31, 2025, compared to the same period last year, predominantly due to an increase in professional services of $8.5 million as a result of an increase in the number of service, consulting, and training projects for C3 AI Platform and C3 AI Application customers and an increase in prioritized engineering services of $5.8 million.
Cost of Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Cost of revenue
Subscription	$37,799	$32,273	$5,526	17%	$106,129	$93,644	$12,485	13%
Professional services	2,636	841	1,795	213%	5,851	3,399	2,452	72%
Total cost of revenue	$40,435	$33,114	$7,321	22%	$111,980	$97,043	$14,937	15%
The increase in cost of subscription revenue for the three months ended January 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $4.1 million, higher data center costs of $0.7 million, and higher software amortization costs of $0.5 million.
The increase in cost of subscription revenue for the nine months ended January 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $7.4 million, higher data center costs of $3.7 million, and higher software amortization costs of $1.2 million.
The increase in cost of professional services revenue for the three months ended January 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $1.6 million.

The increase in cost of professional services revenue for the nine months ended January 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $2.0 million, and higher other service costs of $0.2 million.
Gross Profit and Gross Margin

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Gross profit	$58,347	$45,287	$13,060	29%	$168,353	$126,949	$41,404	33%
Gross margin
Subscription	56%	54%			56%	53%
Professional services	80%	89%			85%	87%
Total gross margin	59%	58%			60%	57%
The increase in total gross margins for the three months ended January 31, 2025 compared to the same period last year was driven by an increase in subscription margin, offset by a decrease in professional services margin. The subscription margin for the three months ended January 31, 2025 increased as a result of the growth of subscription revenue slightly outpacing the cost of subscription revenue growth and higher mix of revenue from demonstration licenses. The professional service margin decreased for the three months ended January 31, 2025 due to higher personnel-related costs as a result of an increase in the number of service projects for C3 AI Platform and C3 AI Application customers, compared to the same period last year.
The increase in total gross margins for the nine months ended January 31, 2025 compared to the same period last year was driven by an increase in subscription margin, offset by a decrease in professional services margin. The subscription margin for the nine months ended January 31, 2025 increased as a result of the growth of subscription revenue slightly outpacing the cost of subscription revenue growth and higher mix of revenue from demonstration licenses. The professional service margin for the nine months ended January 31, 2025 decreased primarily due to higher personnel-related costs as a result of an increase in the number of service projects for C3 AI Platform and C3 AI Application customers, offset an increase in prioritized engineering services revenue, compared to the same period last year.
Operating Expenses

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Operating expenses
Sales and marketing	$61,201	$57,140	$4,061	7%	$168,969	$150,920	$18,049	12%
Research and development	59,356	49,480	9,876	20%	167,998	150,747	17,251	11%
General and administrative	25,375	21,213	4,162	20%	66,845	61,317	5,528	9%
Total operating expenses	$145,932	$127,833	$18,099	14%	$403,812	$362,984	$40,828	11%
Sales and Marketing. The increase in sales and marketing expense for the three months ended January 31, 2025 compared to the same period last year was primarily due to higher payroll costs of $6.3 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher marketing event costs of $1.4 million, higher recruiting expenses of $0.6 million, and higher professional services costs of $0.4 million, partially offset by lower marketing costs of $4.4 million.
The increase in sales and marketing expense for the nine months ended January 31, 2025 compared to the same period last year was primarily due to higher payroll costs of $13.9 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher advertising spend of $8.4 million, higher marketing event costs of $1.9 million, higher professional services of $1.2 million, higher travel and entertainment expenses of $1.0 million, and higher data center costs of $0.8 million, partially offset by lower marketing costs of $11.7 million.

Research and Development. The increase in research and development expense for the three months ended January 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $8.2 million, and higher data center costs of $1.0 million.
The increase in research and development expense for the nine months ended January 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $16.9 million.
General and Administrative. The increase in general and administrative expense for the three months ended January 31, 2025 compared to the same period last year was primarily due to higher payroll costs of $2.4 million as a result of additional headcount and overall costs to support the growth in our business and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher professional services costs of $0.2 million and higher other general and administrative costs.
The increase in general and administrative expense for the nine months ended January 31, 2025 compared to the same period last year was primarily due to higher payroll costs of $3.7 million as a result of increased headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees and higher other general and administrative costs, partially offset by lower corporate insurance costs of $1.3 million.
Interest Income

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Interest income	$8,677	$9,995	$(1,318)	(13)%	$28,240	$30,597	$(2,357)	(8)%
The decrease in interest income for the three months ended January 31, 2025 compared to the same period last year was primarily due to higher prevailing interest rates on our marketable securities portfolio and higher volume of investments in the three months ended January 31, 2024.
The decrease in interest income for the nine months ended January 31, 2025 compared to the same period last year due to higher prevailing interest rates on our marketable securities portfolio and higher volume of investments in the nine months ended January 31, 2024.
Other (Expense) Income, Net

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Other (expense) income, net	$(957)	$409	$(1,366)	(334)%	$(916)	$(468)	$(448)	(96)%
The decrease in other (expense) income, net for the three months ended January 31, 2025 compared to the same period last year was primarily due to higher foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances, in the three months ended January 31, 2025.
The increase in other (expense) income, net for the nine months ended January 31, 2025 compared to the same period last year was primarily due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances, in the nine months ended January 31, 2025.

Provision for Income Taxes

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Provision for income taxes	$336	$489	$(153)	(31)%	$865	$863	$2	—%
The change in provision for income taxes for the three and nine months ended January 31, 2025 compared with the same period last year was primarily related to foreign and state tax expense.
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

	Nine Months Ended January 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(52,671)	$(83,705)
Less:
Purchases of property and equipment	(2,101)	(22,718)
Capitalized software development costs	—	(2,750)
Free cash flow	$(54,772)	$(109,173)
Net cash used in investing activities	$(6,542)	$(92,600)
Net cash provided by financing activities	$17,161	$6,037
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of January 31, 2025 and April 30, 2024, we had $125.1 million and $167.1 million of cash and cash equivalents and $599.2 million and $583.2 million of marketable securities, respectively, which are available for use in current operations. Our marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $1.3 billion as of January 31, 2025. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.

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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(52,671)	$(83,705)
Net cash used in investing activities	$(6,542)	$(92,600)
Net cash provided by financing activities	$17,161	$6,037
Net decrease in cash, cash equivalents, and restricted cash	$(42,052)	$(170,268)
Operating Activities. Net cash used in operating activities of $52.7 million for the nine months ended January 31, 2025 was due to our net loss of $209.0 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $174.4 million, cash outflows related to changes in operating assets and liabilities of $19.0 million, accretion of discounts on marketable securities of $10.7 million, and depreciation and amortization of $9.2 million. The $19.0 million of cash outflows related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $52.0 million and a decrease to deferred revenue of $6.0 million. This was partially offset by an increase in accounts payable of $16.9 million, an increase in other liabilities of $12.5 million, an increase in accrued compensation of $7.6 million, an increase in lease liabilities of $1.4 million, and a decrease in prepaid expenses, other current assets and other assets of $0.6 million.
Net cash used in operating activities of $83.7 million for the nine months ended January 31, 2024 was due to net loss of $206.8 million adjusted for certain non-cash items, primarily consisting of stock-based compensation of $159.0 million, cash outflows related to changes in operating assets and liabilities of $33.0 million, accretion of discounts on marketable securities of $13.2 million, and depreciation and amortization of $9.5 million. The $33.0 million of cash outflows related to changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable of $38.9 million, a decrease to deferred revenue of $6.5 million, a decrease in accounts payable of $4.9 million, and an increase in prepaid expenses, other current assets and other assets of $3.4 million. This was partially offset by cash inflows related to an increase in lease liabilities of $14.3 million, and an increase in other liabilities of $6.3 million.
Investing Activities. Net cash used in investing activities of $6.5 million for the nine months ended January 31, 2025 was attributable to purchases of marketable securities of $518.8 million and capital expenditures of $2.1 million mainly related to the computer equipment and servers, offset by maturities and sales of marketable securities of $514.4 million.
Net cash used in investing activities of $92.6 million for the nine months ended January 31, 2024 was attributable to purchases of marketable securities of $657.4 million and capital expenditures of $25.5 million mainly related to the leasehold improvements associated with the new leased space, offset by maturities and sales of marketable securities of $590.3 million.
Financing Activities. Net cash provided by financing activities of $17.2 million during the nine months ended January 31, 2025 was due to $19.6 million of proceeds from the exercise of stock options for Class A common stock, $5.0 million of proceeds from issuance of Class A common stock under the 2020 ESPP, partially offset by $7.5 million of taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities of $6.0 million during the nine months ended January 31, 2024 was due to $11.4 million of proceeds from the exercise of stock options for Class A common stock and $5.1 million of proceeds from the issuance of Class A common stock under the ESPP, offset by $10.4 million of taxes paid related to net share settlement of equity awards.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancellable purchase commitments related to third-party cloud hosting and professional services.
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
Interest Rate Risk
As of January 31, 2025, we had cash, cash equivalents, and marketable securities of $724.3 million. As of April 30, 2024, we had cash, cash equivalents, and marketable securities of $750.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of January 31, 2025, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the three months ended January 31, 2025 and 2024, approximately 4% and 4%, respectively, and for the nine months ended January 31, 2025 and 2024, approximately 4% and 5%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed consolidated financial statements. To mitigate our risks associated with fluctuations in foreign currency exchange rates, we enter into foreign currency forward contracts to hedge a portion of our forecasted foreign currency denominated expenses. These foreign currency forward contracts are intended to reduce foreign exchange impact on our forecasted expenses.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Except as disclosed in Note 6. Commitments and Contingencies—Legal Proceedings in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we are not presently a party to any other such litigation the outcome of which, we believe, if determined adversely to us, would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $80.2 million and $72.6 million for the three months ended January 31, 2025 and 2024, respectively, and $209.0 million and $206.8 million for the nine months ended January 31, 2025 and 2024, respectively. As a result, we had an accumulated deficit of $1.3 billion as of January 31, 2025. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder and CEO, Thomas M. Siebel, is critical to our overall management, sales strategy, culture, strategic direction, engineering, and operations. In addition, Mr. Siebel is a recognized leader in information technology and is critical to the continued development of our C3 AI Software. On February 18, 2025, Mr. Siebel informed the Company that he had contracted an autoimmune disease and was experiencing significant vision impairment. In that communication, Mr. Siebel also stated that this health setback was not impacting his ability to manage the business in a hands-on manner, and that Jim H. Snabe, a member of our Board of Directors, had assumed the interim role of Special Advisor to the CEO to assist where and as needed. In addition, all of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team could make it more difficult to execute our business strategy and, therefore, harm our business.
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
In addition to experiencing a security incident, we may experience negative consequences from our use of AI/ML within our company and in our products and services. Our or our customers’ sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits, including exposure to reputational and competitive harm, customer loss, and legal liability.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended January 31, 2025 and 2024, 5% and 8% of our revenue, respectively, and for the nine months ended January 31, 2025 and 2024, 6% and 6% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended January 31, 2025 and 2024, 9% and 8% of our expenses, respectively, and for the nine months ended January 31, 2025 and 2024, 6% and 6% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
We have Customer-Entities in more than 15 countries, and 11% of our revenue for the nine months ended January 31, 2025 was generated from customers outside of North America. As of January 31, 2025, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
As of January 31, 2025, our technology is protected by a broad patent portfolio, with 30 issued patents in the United States, 21 issued counterpart patents in a number of international jurisdictions, over 60 patent applications pending in the United States, and 100 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Our patents, copyrights, trademarks, or other intellectual property rights could be challenged or invalidated by others through administrative processes or litigation. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights with risks of possible counterclaims from suspected infringers. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to replicate our C3 AI Software more effectively. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of January 31, 2025, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 20.8% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 53.3% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
As of January 31, 2025, there were outstanding options to purchase an aggregate of approximately 28,806,000 shares of our Class A common stock, and approximately 23,579,000 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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
C3.ai, Inc.

Date: March 6, 2025	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2025	By:	/s/ Hitesh Lath
Hitesh Lath
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)