Form 10-K
period 2025-04-30
C3.ai, Inc.
filed 2025-06-23
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on October 31, 2024 (the last business day of the registrant’s fiscal second quarter), based on the closing price of $24.63 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $1.5 billion.
As of June 2, 2025, the registrant had outstanding 130,885,934 shares of Class A common stock and 3,499,992 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including statements relating to the portion of our remaining performance obligations that we expect to be recognized as revenue in future periods;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our C3 AI Software, which includes our C3 Agentic AI Platform, C3 AI Applications and C3 Generative AI;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
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
•Historically, a limited number of customers have accounted for a substantial portion of our revenue. If existing customers do not renew their contracts with us, or if our relationships with our largest customers are impaired or terminated, our revenue and remaining performance obligations could decline, and our results of operations would be adversely impacted.
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
•We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, as well as potential fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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
•Issues raised by the use of artificial intelligence, or AI, including machine learning, or ML, in our C3 Agentic AI Platform may result in reputational harm or liability or otherwise adversely affect our business, financial condition and results of operations.

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

PART I
ITEM 1. BUSINESS
Overview
C3 AI is the Enterprise AI application software company. C3 AI delivers a family of fully integrated products including the C3 Agentic AI Platform, an end-to-end platform for developing, deploying, and operating Enterprise AI applications; C3 AI Applications, a portfolio of industry-specific Enterprise AI applications that enable the digital transformation of organizations globally; and C3 Generative AI — library of agentic AI applications to retrieve data, analyze information, surface insights, and orchestrate workflows to drive business value.
The C3 Agentic AI Platform and C3 AI Applications — built with our patented model-driven architecture — enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. Our C3 AI software platform also enables developers to rapidly build applications without having to write complex, lengthy, structured programming code to define, control, and integrate the many requisite data and microservices components to work together; we significantly reduce the effort and complexity of the Enterprise AI software engineering problem.
Powered by C3 AI’s patented agent orchestration technology, C3 Generative AI enables autonomous agents to reflect, collaborate, and execute complex workflows — retrieving data, analyzing information, and delivering precise, actionable insights for high-value enterprise use cases across industries. C3 Generative AI delivers high-accuracy, domain-specific insights, and advanced reasoning across disparate enterprise and external data sources. C3 Generative AI is built natively into the C3 Agentic AI Platform and available with every C3 AI Application.
C3 Generative AI is also available as a standalone capability deployable against customer datasets and software applications enabling customers to leverage large language models (LLMs) and domain-specific agents to retrieve data, analyze information, surface insights, and orchestrate workflows to drive business value.
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
We offer three primary families of software solutions, which we collectively refer to as our “C3 AI software”:
•The C3 Agentic AI Platform, our core technology, is a comprehensive, end-to-end application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications. The C3 Agentic AI Platform enables the creation of enterprise-grade AI agents that can autonomously perceive data, reason over complex systems, and take action to achieve defined business goals. These agents operate within secure, governed workflows and integrate seamlessly across the enterprise, delivering trusted, high-impact outcomes at scale.
•C3 AI Applications, built using the C3 Agentic AI Platform, is a portfolio of pre-built, extensible, industry-specific and application-specific SaaS Enterprise AI applications that can be rapidly installed and deployed.
•C3 Generative AI, combines the utility of LLMs, agentic AI, generative AI, reinforcement learning, natural language processing, and the C3 Agentic AI Platform to reflect, collaborate, and execute complex workflows.

C3 Agentic AI Platform
We believe the C3 Agentic AI Platform offers the only end-to-end platform-as-a-service that allows customers to rapidly design, develop, provision, and operate Enterprise AI applications at scale. Our customers can use the C3 Agentic AI Platform to build and operate their own custom Enterprise AI applications and to customize, operate, and manage C3 AI Applications.
The C3 Agentic AI Platform uses a patented model-driven architecture to accelerate delivery and reduce the complexities of developing Enterprise AI applications. The C3 AI model-driven architecture provides an “abstraction layer,” that allows developers to build Enterprise AI applications by using conceptual models of all the elements an application requires, instead of writing lengthy code. This provides significant benefits, including:
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
The C3 Agentic AI Platform enables us and our customers to develop Enterprise AI applications by using conceptual models of all the elements required by the application — including data objects (e.g., customer, order, contract), computing resources (e.g., database, storage, messaging), data processing services (e.g., stream processing, batch processing), AI and ML services (e.g., model training, model pipeline management) — instead of having to write complex, lengthy code. This approach vastly reduces technical complexity for developers and the amount of code they need to write. The C3 Agentic AI Platform provides comprehensive capabilities to rapidly develop, deploy, and operate Enterprise AI applications at scale, including:
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
C3 AI Asset Performance Suite
The C3 AI Asset Performance Suite drives enterprise asset performance, reduces downtime, and improves process efficiency. C3 AI customers use the C3 AI Asset Performance Suite to identify and predict asset performance risks, intervene before downtime occurs, and maximize asset performance.
The C3 AI Asset Performance Suite offers a flexible and scalable AI approach with better precision than alternatives. C3 AI’s value proposition within reliability emphasizes its (1) complementary approach to existing asset management and data historian systems, (2) detailed asset hierarchy modeling, including asset templates and failure mode libraries, (3) flexible AI pipelines that leverage best-in-class ML frameworks with AI explainability, and (4) comprehensive user workflows to action AI recommendations, with bidirectional integrations to work management and operations systems.

Three discrete applications comprise the C3 AI Asset Performance Suite:
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
Four core applications comprise the C3 AI Defense & Intelligence Suite:
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
•C3 AI Contested Logistics ensures supply network resilience and availability in contested environments with extensive planning tools, near real-time monitoring and mission support, and AI assisted risk mitigation and contingency planning.
C3 AI State and Local Government Suite
The C3 AI State and Local Government Suite brings the power of Enterprise AI to state and local governments and law enforcement agencies, helping maximize tax revenues by providing highly precise property appraisals and enhancing public safety with AI-powered intelligence analysis.
For state, county and municipal law enforcement agencies:
•C3 Law Enforcement provides a single view for all relevant systems (e.g., jail records, license plate readers, record management, historical investigations), a natural language search interface to query for keywords across those sources, and an investigative visual graph network to explore connections, lowering the cost and time of criminal investigation.
For county property assessors and appraisers:
•C3 AI Residential Property Appraisal and C3 AI Commercial Property Appraisal provide data unification across numerous disparate systems and creates highly defensible property valuations, reducing the cost and time of real property appraisal.
For federal, state, and local governments:
•C3 Generative AI for Government Programs enables federal, state, and local government programs to help constituents retrieve immediate, accurate answers to any question across unique fields such as healthcare, transportation, benefits, public safety, legislature, and more.
•C3 Generative AI for Constituent Services accelerates response times from government offices to constituent inquiries by generating immediate and accurate responses. The application understands incoming inquiries and reviews the entire corpus of relevant data including benefit programs, government regulations, legislation, and federal grant websites to generate relevant and accurate responses in the tone and voice of each congressperson.
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
C3 AI Health Suite
The C3 AI Health Suite helps to accelerate healthcare innovation, streamline drug development, boost manufacturing reliability and supply chain efficiency, enhance patient and provider experiences, simplify payment and reimbursement processes, and support data-driven commercial engagement.
•C3 AI Life Sciences Applications use AI at scale to provide actionable insights for critical challenges facing the industry. These applications drive efficiency by leveraging diverse data sets and applying a range of tuned ML models. These applications include: Research Analysis, Clinical Trial Management, Drug Development, Trial Protocol Design, Clinical Trial Management, Demand Forecasting, Marketing Claim and Collateral, Portfolio Optimization, Inventory Optimization, Regulatory Submissions, Patient Relationship Engagement, among others.
•C3 AI Applications for Healthcare leverages AI to improve health delivery efficiency by aggregating, validating, and communicating information broadly. These applications include: Clinical Trial Patient Matching, Early Chronic Disease Detection, Hospital Clinical Documentation, Clinical Workforce and Operating Room Optimization, Hospital Equipment Reliability, Patient Services Facilitation, Revenue Cycle Management Optimization, Payment Integrity, among others.
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

The C3 Agentic AI Platform unifies omni-modal data — text, images telemetry, structured tables, etc. and offers all of the platform services necessary and sufficient for enterprise-class generative AI applications, including the services and pipelines to run, train, and host, and manage transformer AI models (or invoke externally managed models), and associated retriever models and other agents, tools, and pipelines.
C3 Generative AI helps users orchestrate AI agents to retrieve data, analyze information, surface insights, and initiate workflows for demanding, high value enterprise use cases that require accurate and reliable performance. C3 AI provides over 60 Generative AI applications across industries, business, and enterprise systems.
C3 Generative AI is a unified knowledge source that enables enterprise users to rapidly locate, retrieve, and act on enterprise data and insights through an intuitive search and chat interface. By combining state-of-the-art foundational large language models (LLMs), deep learning retrieval models, and the C3 Agentic AI Platform, C3 Generative AI provides deep domain support for information retrieval and reasoning across disparate datasets to improve decision making.
C3 Generative AI is built to support demanding enterprise requirements. By separating the LLM from enterprise data and leveraging retriever models together with enterprise-class AI agents and tools, C3 Generative AI provides deterministic responses with full traceability to the exact source, supports granular enterprise access control requirements, minimizes the risk of hallucination, reduces the risk of LLM-caused information leakage, and supports multiple LLM/foundation models.
C3 Generative AI is available with all C3 AI Applications to transform the human-computer interaction model between an end user and the underlying data and insights.
Customers also can use C3 Generative AI standalone, applied to their existing enterprise data sources, lakes, data warehouses, applications, and relevant external datasets. C3 Generative AI can be extended using the capabilities of the C3 Agentic AI Platform to meet complex enterprise requirements, allowing for the use of the natural language to perform tasks like invoking external APIs, running smaller AI/ML models, and initiating complex workflows.
We believe C3 Generative AI is unique in the market, offering:
•Omni-Modal Parsing, extracts high-quality content and metadata from wide array of unstructured formats — including presentations, spreadsheets, rich text, audio, and video — transforming them into a structured knowledge graph.
•Dynamic Planning Agent with Multi-Agent Collaboration allows the C3 AI’s planning agent to perform multi-step reasoning across all data types, coordinate with other agents to solve complex tasks and workflows.
•Easy Agent and Tool Authoring streamlines developer experience, enables users to rapidly create or enhance agents by integrating new tools in minutes, without the need for system upgrades.
•On-the-Fly Custom Visualizations generates context specific visualizations from natural language queries.
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

•Improved C3 Generative AI co-pilot LLM to accelerate the productivity of developers and data scientists on the C3 Agentic AI Platform.
•Full extensibility to meet the unique requirement of the enterprise.
Lighthouse Customers
Historically, our market-entry strategy has been to establish high-value customer engagements with large global early adopters, or lighthouse customers, in Europe, Asia, and the United States across a range of industries. These lighthouse customers served as proof points for other potential customers in their particular industries. We have established intimate strategic relationships with our customers, including a number of large multinational corporations and government entities. We commonly enter into enterprise-wide agreements with entities that include multiple operating units or divisions. The core of this strategy has been to rapidly deliver high-value outcomes at large scale, across multiple industries, including financial services, manufacturing, defense, oil and gas, utilities, healthcare, and life sciences. We then use these use cases and outcomes to initiate discussions at numerous leading companies in each sector.
Consumption Pricing Model
In the first quarter of fiscal year 2023, we introduced a consumption-based pricing model to adapt to more challenging macro-economic conditions, and better meet the needs of customers. This has become common for enterprise software companies and is aligned with the models of some of our biggest partners, such as Google Cloud, Microsoft Azure, Amazon Web Services, or AWS, and Baker Hughes. With the consumption-based pricing model, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges.
High-Value Outcomes
We are enabling the digital transformation of many of the world’s leading organizations and, in the process, helping them to attain short time-to-value and exceptionally high economic returns. At some companies, based on feedback and other information provided from our customers, we estimate our solutions have helped return billions of dollars in economic benefit.
Rapid Time to Value
The key to our market success and our primary competitive differentiator is our ability to leverage the C3 Agentic AI Platform and C3 AI Applications to bring high-value Enterprise AI applications into production use rapidly. We have deployed Enterprise AI applications into production use in as little as four weeks.
C3 AI Sales Cycle
Our typical sales cycle begins with one or more product and technical presentations about C3 AI, leading to a mapping of our capabilities to customer use cases. After mapping our capabilities to customer use cases, we typically sign a paid initial production deployment agreement (formerly referred to as “Pilots”) for the C3 Agentic AI Platform, a C3 AI Application, and C3 AI Center of Excellence (COE) including support services that lasts up to six months. During that period, we work with the customer to deploy a production-level C3 AI Application. After completing a successful initial production deployment, our customers will commonly continue to license the C3 AI Application and the C3 Agentic AI Platform for a consumption-based fee or enter into a time-certain multi-period commitment that may include consumption charges. Over time, our customers typically expand usage by adding users, expanding their use of the initial application to another use cases, purchasing additional C3 AI Applications for a subscription fee and by developing their own AI applications on the C3 Agentic AI Platform, which increases consumption-based fees as usage scales. Additionally, C3 AI can continue to support our customers as needed with our software and COE support services.
Partner Ecosystem
C3 AI’s Enterprise AI expertise and technology combined with our partners’ deep domain expertise enhances our solutions to joint customers. In fiscal year 2025, we made significant progress establishing and extending productive partnerships. Our partner ecosystem is increasingly effective at opening new doors with new customers and expanding product offerings with existing customers. In fiscal year 2025, we closed 192 agreements with and through our partner network, which includes Microsoft Azure, AWS, Google Cloud, McKinsey & Company, Baker Hughes, Booz Allen, and others.

C3 AI and Microsoft first partnered in 2018 to co-develop products and services for enterprise customers running on the Azure Infrastructure. The companies have collaborated to conduct co-marketing and co-selling strategies that rapidly scale distribution globally for their joint customers. For example, in the third quarter of fiscal year 2023, the companies collaborated to work with a global U.S. Energy company and a European technology company serving the construction and mining sectors and delivered a highly successful initial production deployment engagement to a large U.S. Defense Agency.
In September 2024, C3 AI and Microsoft Azure signed a new, multi-year global alliance agreement to accelerate growth in Enterprise AI. The renewed partnership deepens collaboration and joint investments across product innovation and integration, marketing and sales, and customer success initiatives, with a shared goal to accelerate the adoption of Enterprise AI on Azure across critical industries such as manufacturing, healthcare, energy, and defense.
C3 AI and Microsoft have aligned their global sales teams and field organizations to streamline enterprise engagements and quickly expand adoption, with the ability to transact C3 AI orders under Microsoft’s terms. This alignment enables joint account planning, co-selling, and coordinated industry outreach. C3 AI products are now integrated into Microsoft’s commercial marketplace incentive programs, allowing Azure sellers to receive quota retirement and compensation when transacting C3 AI solutions. All C3 AI Applications are available in the Azure Marketplace.
C3 AI and AWS first partnered in 2016, and during the third quarter of fiscal year 2023, we expanded and renewed our go-to-market partnership. In the third quarter of fiscal year 2023, AWS funded C3 AI to enhance C3 Law Enforcement optimized for AWS, integrating Amazon OpenSearch and AWS ML services to enhance the speed and quality of analysis for state and local agencies using the application on AWS.
In November 2023, C3 AI expanded its strategic collaboration agreement with AWS to deliver artificial intelligence solutions designed to solve customers’ critical business challenges across a variety of industries. In January 2025, C3 AI and AWS entered into a new multi-year strategic collaboration agreement with AWS to accelerate solution delivery and enhance go-to-market efforts.
C3 AI and Google Cloud initially partnered with C3 AI in 2021, and we expanded the partnership agreement in September 2022. The three-year agreement expands global joint selling activities and provides tighter integrations between C3 AI Applications and Google Cloud services. Under the terms of the partnership, the two companies are scaling their joint go-to-market strategy and expanding their joint customer initial production deployment programs with Fortune 2000 companies. Through this partnership, the team has identified a significant number of opportunities in the commercial and public sectors. All C3 AI Applications have been optimized to run in the Google Cloud Platform environment and are available in the Google Cloud Marketplace.
C3 AI and McKinsey & Company entered into a strategic collaboration agreement in January 2025 to accelerate Enterprise AI transformations at scale. The alliance combines the deep technical expertise of McKinsey’s AI practice, QuantumBlack, and its track record of deploying and scaling AI solutions across industries with C3 AI’s cutting-edge Enterprise AI software applications to help clients unlock the power of Enterprise AI and agentic AI to realize significant operational improvements and unlock new growth opportunities.
C3 AI and Booz Allen established a strategic partnership in fiscal year 2023 focused on providing strategic solutions into the government, defense, and intelligence sectors. C3 AI and Booz Allen are jointly going to market with the C3 Agentic AI Platform and suite of pre-built C3 AI Applications. Together the companies have trained employees on the C3 Agentic AI Platform and have closed multiple deals with the DoD’s Chief Digital and Artificial Intelligence Office and other organizations.

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
In April 2025, the companies renewed and expanded their strategic partnership through a multi-year agreement, reinforcing their joint commitment to delivering enterprise-scale AI solutions across the energy sector. This collaboration focuses on deepening co-selling efforts, co-investment in AI solutions, and scaling deployments of joint solutions that are proven to improve production efficiency, reduce downtime, and increase operational visibility across assets in the world’s largest oil and gas companies.
As a result of our partnership with Baker Hughes, joint selling, and the credibility it has brought us in the market, C3 AI has closed several deals in the oil and gas and chemical industry, including LyondellBasell, Shell, ExxonMobil, Petronas, ENI, Aramco, LNG, ADNOC, PTTGC, Yokogawa, Braskem, and others.
C3 AI and Fractal first partnered in 2019, through the now-acquired Neal Analytics, and during the second quarter of fiscal year 2023, we significantly expanded our services and go-to-market partnership. The companies have collaborated to support customer service engagements, co-marketing campaigns, and co-selling activities. Fractal has committed to building a C3 AI practice deployment of C3 AI–trained engineers and data scientists. The companies have already collaborated on several successful customer engagements including implementing advanced metering infrastructure (AMI) at a Fortune 500 Utilities provider. In April 2025, C3 AI and Fractal expanded their agreement, continuing work with customers to implement, extend, and scale C3 AI solutions.
C3 AI and Paradyme first partnered in 2021, expanding the partnership during the third quarter of fiscal year 2024, and again in early 2025. The companies have collaborated to accelerate the delivery of AI applications for the U.S. Intelligence Community. The new agreements continue to expand the number of dedicated Paradyme staff to accelerate joint selling and delivery efforts.
C3 AI and Capgemini extended their partnership in November 2024 to advance Enterprise AI for business transformation. Capgemini will establish a dedicated global C3 AI practice to deliver scalable, rapid Enterprise AI solutions for joint clients across industries.
C3 AI and PwC entered into a strategic alliance in March 2025 to deploy AI-powered business transformation at enterprise-scale across industries. The alliance brings together PwC’s consulting and implementation capabilities with C3 AI’s prebuilt AI applications to help organizations in sectors like manufacturing, energy, and financial services rapidly deploy AI solutions.
C3 AI and Cognizant entered into a strategic alliance in April 2025 to deploy and scale Enterprise AI across industries, with an initial focus on healthcare and financial services.
Sales Model
Our sales organization is organized both geographically and in vertical market sales units that cooperate to sell to and service customers. We have a highly leveraged go-to-market model comprised of a global field sales force combined with significant alliance partnerships. Each of our strategic partners — including Microsoft, AWS, Google Cloud, McKinsey & Company, and Baker Hughes — has a large installed customer base with strong, established relationships, and a large global sales force that vastly extends our market coverage. We form specific sales targets and goals with each partner, enabling us to quickly and efficiently engage in customer accounts.

Early on, we focused on the oil and gas, federal, aerospace and defense, energy and utilities, manufacturing, and financial services sectors, as those industries were early adopters in Enterprise AI. We have since expanded into state and local governments, agriculture, food processing and consumer packaged goods, professional services, telecommunications, and hospitals and healthcare and are seeing increased industry diversity in our sales pipeline and initial production deployment engagements. Our goal is to rapidly move down-market in the coming years to serve the small and medium business segments of each industry.
Revenue Model
Our revenue consists of software subscription and professional services revenue. The substantial majority of our revenue is generated from subscriptions to our software.
Subscriptions
Our subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, initial production deployments of our C3 AI Applications or Generative AI, and runtime and hosting fees. Licensing of our software grants our customers the right to use our software, either on their own cloud instance or their internal hardware infrastructure, over the contractual term. We offer a premium stand-ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software over the contractual term. Customers pay a usage-based runtime fee for our C3 AI Software for specified levels of capacity. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. We also provide software licenses that do not require maintenance and support services, for which revenue is recognized when the control of the software is transferred to the customer.
Within subscription revenue, we include revenue from contracts with customers that are based on our consumption-based pricing model. This model typically begins with a paid “Initial Production Deployment” phase of generally up-to six months that may include developer access to the C3 Agentic AI Platform, one or more C3 AI Applications or C3 Generative AI and COE support services with typically unlimited runtime. Following the initial production deployment period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges. We also charge the customer any hosting fees incurred by us for hosting in our own cloud instance.
Professional Services
Our professional services primarily include prioritized engineering services, paid implementation services, consulting and training. We maintain a professional services organization that offers resources, methodologies, and experience to help customers develop and deploy enterprise-scale AI applications. Our services are complemented by those of our partners. Our professional services strategy is to quickly train our customers to develop, customize, and deploy applications independently of us, rapidly making them self-sufficient.
Prioritized engineering services are undertaken at the request of customers to accelerate the development of software features in C3 AI Software products.
C3 AI consulting and implementation services help ensure successful customer outcomes throughout the application development and deployment phases, including setup and configuration, ML model development and tuning, and integration of multiple complex source systems.
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
Rich Human Capital
Our strongest asset is unquestionably the human capital that we have been able to attract, retain, and motivate. We have won the Glassdoor Best Place to Work award, were named a Battery Ventures/Glassdoor Highest-Rated Cloud Companies to Work For. We attract exceptionally talented, highly educated, experienced, motivated employees.
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
As of April 30, 2025, we had 1,181 full-time employees, with 933 based in the United States and 248 in our international locations.
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
Recognized Enterprise AI Industry Leadership
We believe we are broadly recognized as a leader in Enterprise AI with many other industry recognitions, including Fortune 50 AI Innovators (2023), CNBC Disruptor 50 (2020, 2019, 2018), BloombergNEF Pioneer (2020), Forbes Cloud 100 (2020, 2019, 2018, 2017), The Financial Times’ The Americas’ Fastest Growing Companies (2025, 2024, 2023, 2022, 2021), Deloitte Technology Fast 500 (2019), and EY Entrepreneur of the Year (2018, 2017) and have been named to the Constellation ShortListTM for Cloud-Based Data Science & Machine Learning Platforms (2025), the Constellation ShortListTM for Cloud-Based Data Science & Machine Learning Platforms (2024), Constellation ShortList™ for Artificial Intelligence & Machine Learning Cloud Platforms (2024, 2023, 2022, 2020), Constellation ShortList™ for Artificial Intelligence & Machine Learning best-of-Breed Platforms (2024), a Leader in the Forrester WaveTM: AI/ML Platforms (Q3 2024 and Q3 2022), and Forrester Wave: Industrial IoT Software Platforms (2019, 2018), and IDC MarketScape: Solutions for Industrial Platforms and Applications in Energy (2021).
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
•The San Mateo County Sheriff’s Office was named a winner in the IDC Government Insights’ sixth annual Smart Cities North America Awards (2023) in the category of data-driven policing for implementing C3 Law Enforcement for analytics-powered public safety.
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
AI applications developed with the C3 Agentic AI Platform can leverage any open-source software solutions and all of the cloud services of AWS, Microsoft Azure, Google Cloud, and can operate on any of these cloud platforms, on-premises, or in a hybrid cloud.
Compared to the structured programming approach that most organizations typically attempt, our model-driven architecture with declarative programming accelerates development by a factor of 26, while reducing the amount of code that must be written by up to 99%.
The big data and application demands of enterprise-scale AI applications require numerous underlying interdependent elements. These include enterprise data, extraprise data, sensor data, data persistence services, data streaming services, messaging services, analytics services, ML services, security services, data visualization, application development services, application monitoring services, and scores to hundreds more. With a traditional structured programming approach, developers spend significant time and effort to write extensive code to define, manage, connect, and control each element. This often results in overwhelming complexity and highly brittle applications that can break any time an underlying element is changed or updated — we believe this is a primary reason why the vast majority of AI efforts have not been deployed into production at enterprise scale.

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
Strategic Competitive IP Advantage
We enjoy a rich patent portfolio that is a substantial competitive advantage, both offensive and defensive, in the Enterprise AI market - most notably, U.S. patents (No. 10,817,530, No. 10,824,634 and No. 11,954,112) which were granted for systems and methods for data processing and enterprise AI applications. C3 AI was also awarded a foundational U.S. patent (US 12,111,859) for generative AI agents. Key patented technologies include AI Orchestrator, Autonomy, Multimodal Model Integration, Natural Language Summarization, and Traceability and Security.
Our patent portfolio covers the key capabilities of our model-driven architecture that are the foundation of our highly differentiated technology. This includes methods, systems, and devices for data aggregation and unification, times-series data processing, data abstraction, ML implementation, generative AI and much more.
As of April 30, 2025, our technology is protected by a broad patent portfolio, with 35 issued patents in the United States, 30 issued counterpart patents in a number of international jurisdictions, over 60 patent applications pending in the United States, and 104 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
The C3 Agentic AI Platform — built with model-driven architecture — has been refined, tested, and proven in some of the most demanding industries and production environments from electric utilities and manufacturing to oil and gas and defense, comprising petabyte-scale datasets from thousands of vastly disparate source systems, massive volumes of high-frequency time series data from millions of devices, and hundreds of thousands of ML models.

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

The C3 Agentic AI Platform: Model-Driven Architecture
The notion of a model-driven architecture was developed at the beginning of the 21st century in response to the growing complexity of enterprise application development requirements. Although structured programming remains the state of the art for many applications today, it breaks down with the complexity and scale required for modern Enterprise AI and IoT applications, resulting in a Gordian knot. Model-driven architecture provides the knife to cut the Gordian knot of structured programming for highly complex problems. The C3 Agentic AI Platform is designed and built with a model-driven architecture.
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
Using the C3 Agentic AI Platform and its model-driven architecture, virtually anything can be represented as a model - even, for example, applications, including databases, natural language processing engines, and image recognition systems. Models also support a concept called inheritance. An AI application built with the C3 Agentic AI Platform might include a model called relational database, that in turn serves as a placeholder that might incorporate any relational database system like Oracle, Postgres, Aurora, Spanner, or SQL Server. A key-value store model might contain Cassandra, HBase, Cosmos DB, or DynamoDB.
The C3 Agentic AI Platform and its application components deliver rich, workflow-enabled AI solutions built on a robust application platform featuring advanced data fusion, governance, and scalable AI/ML operations. Unlike legacy stacks that bolt on AI capabilities, the C3 Agentic AI Platform has been purpose-built and refined over 15 years to rapidly develop and deploy enterprise-grade AI applications. We leverage the full AI technology stack—including silicon, cloud infrastructure services, and foundation models—to ensure performance and flexibility.
C3 AI Reduces Complexity, Simplifies Development
With its model-driven architecture, the C3 Agentic AI Platform provides an abstraction layer and semantics to represent the application. This frees the programmer from having to worry about data mapping, API syntax, and the mechanics of myriad computational processes including ETL, queuing, pipeline management, and encryption.
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
Another important capability of the C3 Agentic AI Platform enabled by its model-driven architecture is that the applications developed on the platform are future-proofed: due to the modular nature of the model-driven architecture, new, upgraded, or enhanced services can be easily integrated with the C3 Agentic AI Platform. This enables organizations to immediately and easily take advantage of new and improved product offerings as they become available.
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
Multi-cloud deployment is therefore an additional requirement of a modern model-driven software platform that is fully supported by the C3 Agentic AI Platform. Applications developed with the C3 Agentic AI Platform can run without modification on any cloud and on bare metal behind the firewall in a hybrid cloud environment.

A requirement for the new AI technology stack — that the C3 Agentic AI Platform delivers — is polyglot cloud deployment capability: the ability to mix various services from multiple cloud providers and to easily swap and replace those services. The cloud vendors provide the market a great service by enabling instant access to virtually unlimited horizontally scalable computing capacity and effectively infinite storage capacity at exceptionally low cost. As the cloud vendors aggressively compete with one another on price, the cost of cloud computing and storage is consistently decreasing.
C3 Agentic AI Platform: A Tested, Proven, and Patented AI Suite
The model-driven approach to developing Enterprise AI applications using the C3 Agentic AI Platform has been tested and proven in dozens of large-scale, real-world deployments at some of the world’s largest organizations.
C3 AI provides a powerful platform enabling these and other leading organizations to develop and operate Enterprise AI applications at scale, with a fraction of the effort and resources required by other approaches. Applications built with the C3 Agentic AI Platform are flexible, easily upgraded, and can be ported across different cloud platforms with little or no modification, providing a solution that future-proofs customers’ investment in Enterprise AI and IoT application development.
C3 AI was the first to file and receive a core patent for Agentic AI and its orchestration in enterprise applications. Our platform supports high-accuracy, omni-model agentic capabilities for retrieval, reasoning, and decision-making. A key innovation is our Dynamic Planning Agent, which enables multi-step data retrieval, reasoning, visualization, and the execution of actions across diverse data types. This agentic orchestration is powered by C3 AI’s metadata-based Object Models, which provide semantic understanding of enterprise data. Once data are integrated into C3 AI Objects, customers can utilize pre-built agents and tools to interact with the data, reason over it, and take informed action, or they can integrate their own agents and tools within our framework.
The platform is LLM-agnostic and seamlessly supports both commercial and open-source large language models (LLMs), offering customers the flexibility to choose models that best meet their needs.
Competition
Our main sources of current and potential competition fall into several categories:
•corporate IT organizations that attempt to develop internal solutions for their enterprises;
•commercial enterprise and point solution software providers;
•open-source software providers with data management, ML, and analytics offerings;
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

We are unaware of any end-to-end Enterprise AI development platforms that are directly competitive with the C3 Agentic AI Platform. The commercial product offerings that were formerly positioned as functionally equivalent to C3 AI were GE Predix and IBM Watson, both multibillion-dollar software engineering efforts backed by massive promotional campaigns; we no longer encounter them in competitive situations.
Growth Strategy
We are investing in the expansion of our direct enterprise sales and service organization both geographically and across vertical markets to expand the use of C3 AI solutions within existing customers and establish new customer relationships.
The consumption-based pricing model helps us better meet the needs of our customers by making it easier and less costly to adopt our products and services. With the consumption-based pricing model, customers start with initial production deployments which are subscription for developers access to the C3 Agentic AI Platform and/or C3 AI Application or C3 Generative AI and COE support services of up to six-months. After completing a successful initial production deployment, our customers may continue to license the C3 AI Application and the C3 Agentic AI Platform for a consumption-based fee or enter into a time-certain multi-period commitment that may include consumption charges.
After we help our customers solve their initial use cases, they frequently identify incremental opportunities within their operations and expand their use of our products. The increased engagement is measured by a combination of increased vCPU/vGPU usage, increased C3 AI Software subscriptions and subscriptions to the C3 Agentic AI Platform for in-house AI application development.
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
When we founded C3 AI, we believed the market for elastic cloud computing, IoT, big data, and predictive analytics software was destined to be large. That proved true. However, in 2009 the market was nascent, and the specific applications and markets were unknown. Based on Forrester’s report on the Public Cloud Market Outlook, in 2008, the global public cloud market was less than $20 billion; in 2023, it was expected to approach $500 billion. In 2008, there were less than 1 billion IoT devices worldwide;1 in 2023, that number was expected to exceed 55 billion based on the IDC report published in 2023. In 2008, AI software - as we think about it today - did not exist. This year the AI software market is expected to exceed $450 billion based on the IDC report. We believe that by any standard that constitutes explosive growth.
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
1 https://www.statista.com/statistics/764026/number-of-iot-devices-in-use-worldwide/

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
2 Unaudited

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
In addition to the products and services that the company offered since its inception, C3 AI again expanded its product offerings that now include over 165 AI production applications for the utility, oil & gas, state and local governments, financial services, manufacturing, health, and communications industries, and U.S. defense and intelligence sectors. Across industries, we introduced a number of AI application products that serve all vertical markets including C3 AI Ex Machina to address the needs of the growing citizen data science market, C3 AI CRM, C3 AI Data Vision, C3 AI ESG, and C3 Generative AI.
Again, this market expansion proved successful, enabling C3 AI to book2 over $1.8 billion in additional contracts and recognize $1.7 billion in revenue from 2019 – 2025.
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
ITEM 1A. RISK FACTORS
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, C3 AI Software (which includes our C3 Agentic AI Platform, C3 AI Applications and C3 Generative AI), reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Our Industry
We have a history of losses, we anticipate our operating expenses will continue to increase in the future, and we may not be able to achieve or maintain profitability in the future.
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $288.7 million, $279.7 million, and $268.8 million for the fiscal years ended April 30, 2025, 2024, and 2023 respectively. As a result, we had an accumulated deficit of $1.4 billion as of April 30, 2025. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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
Historically, a limited number of customers have accounted for a substantial portion of our revenue. If existing customers do not renew their contracts with us, or if our relationships with our largest customers are impaired or terminated, our revenue and remaining performance obligations could decline, and our results of operations would be adversely impacted.
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
Our customers generally have no obligation to renew, upgrade, or expand their subscriptions with us after the terms of their existing subscriptions expire. In addition, our customers may opt to decrease their usage of our C3 AI Software. As a result, we cannot provide assurance that our customers will renew, upgrade, or expand their subscriptions with us, if they renew at all. If one or more of our customers elect not to renew their subscriptions with us, or if our customers renew their subscriptions with us for shorter time periods, or if our customers decrease their usage of our C3 AI Software, or if our customers otherwise seek to renegotiate terms of their existing agreements on terms less favorable to us, our business and results of operations would be adversely affected and our revenue and remaining performance obligations could decline. This adverse impact would be even more pronounced for customers that represent a material portion of our revenue or business operations.
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

In addition, our future success depends on our ability to sell additional subscriptions for our C3 AI Software to our existing customers, and our customers renewing their subscriptions when the contract term expires. Our customers generally have no contractual obligation to renew, upgrade, or expand their subscriptions after the terms of their existing subscriptions expire. Similarly, after completing an initial production deployment, customers do not have an obligation to continue to license our products, and we may not be able to convert initial production deployment customers into customers purchasing ongoing subscriptions or continue with a monthly consumption-based fee. In addition, our customers may opt to decrease their usage of our C3 AI Software. Given our limited experience with customer renewals of our AI products and services, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and expansion commitments may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our C3 AI Software and our customer support, the frequency and severity of software and implementation errors or other reliability issues, the pricing of our subscriptions or competing solutions, changes in their IT budget, the effects of global economic conditions, and our customers’ financial circumstances, including their ability to maintain or expand their spending levels. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. If our customers do not purchase additional subscriptions, increase their usage of our software, or renew their subscriptions with us, our business, financial condition, and results of operations may be harmed.
We have limited historical experience with supporting or selling to smaller, non-enterprise customers. We intend to grow our customer base and further contribute to our overall growth by introducing product offerings with a lower entry price point. However, by broadening our customer base to include smaller or mid-size customers, we will be faced with risks that may not be present or that are present to a lesser extent with respect to sales to large organizations. Because of our limited experience in supporting or selling to smaller, non-enterprise customers, we may be unsuccessful in our efforts to get future smaller customers to renew or expand their subscriptions to our offerings. If such customers do not renew their agreements or renew on less favorable terms or for less usage, our revenue may grow more slowly than expected or decline, and our business, financial condition, and results of operations may be harmed.
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
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operates as the exclusive channel partner and reseller of our C3 AI Software in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was most recently revised in January 2023 and again in April 30, 2025. Baker Hughes is no longer C3 AI’s exclusive reseller. We also have strategic relationships with AWS, FIS, Google Cloud, Microsoft, and Raytheon.
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
Our performance metrics and other operational data may involve judgment and therefore may not reflect our actual performance, and investors should consider these metrics in light of the assumptions used in calculating such metrics and limitations as a result thereof. Our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we report. In addition, investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. We regularly review and may adjust our processes for calculating our metrics to improve their accuracy. If our metrics are not accurate representations of our business; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation, interest rate fluctuations, bank failures, monetary supply shifts, and the imposition of tariffs or other impacts on trade relations, as well as recession risks, which may continue for an extended period and which could result in our customer prospects and our existing customers experiencing slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Software, lengthening of sales cycles, loss of customers, and difficulties in collections. Our vendors and suppliers may experience, or may continue to experience, disruptions in their supply chains, which may result in service interruptions or additional operating expenses, and may increase the price at which our vendors and suppliers are willing to sell their products to us.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, as well as potential fines and penalties, disruptions of our business operations, reputational harm; loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. In the past few years, numerous U.S. states - including California, Virginia, Colorado, Connecticut, and Utah - have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose strict requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA), applies to personal data of consumers, business representatives and employees who are California residents, and imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and honoring requests of such individuals to exercise certain privacy rights related to their personal data. The CCPA provides for statutory fines for noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states and at the federal level and local levels, and we expect more states to pass similar laws in the future, reflecting a trend toward more stringent privacy legislation in the United States. These new laws could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws, as well as Canada’s Anti-Spam Legislation, or CASL, may apply to our operations. We also target customers in Asia and have operations in Japan and Singapore and may be subject to new and emerging data privacy regimes in Asia, including Japan’s Act on the Protection of Personal Information and Singapore’s Personal Data Protection Act. In the European Economic Area, or EEA, we are subject to the European General Data Protection Regulation, or GDPR, and in the United Kingdom, or UK, we are subject to the UK data protection regime, or UK GDPR (EU GDPR and UK GDPR, collectively GDPR). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, with violations potentially resulting in an order prohibiting the processing of personal data and/or fines of up to the greater of €20 million or 4% of the annual global revenues of the noncompliant company in the European Union, and up to the greater of GBP 17.5 million or 4% of the annual global revenues in the UK; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
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
As such, we, or our vendors, may be unable to implement measures sufficient to lawfully transfer personal data in a manner necessary to provide our services in certain regions without incurring significant cost, or at all. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face significant adverse consequences, including the interruption or degradation of our operations, increased exposure to regulatory actions, substantial fines and penalties, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data outside of the EEA and UK to other jurisdictions, particularly the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups. Some European regulators have significantly restricted some companies’ data processing activities, including ordering certain companies to suspend or permanently cease the transfer of certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations, which has materially impacted companies’ operations revenues. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.

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
Our use of artificial intelligence, or AI, and machine learning, or ML, technologies, collectively, AI/ML technologies, may also subject us to certain privacy and data security laws, as well as increasing regulation and scrutiny. There is increasing U.S. and foreign activity in the regulation of AI and other similar uses of technology. In Europe, the EU AI Act entered into force on August 1, 2024 and will become fully applicable on August 2, 2026, with some provisions already applying from February 2025. We do not engage in developing or providing AI systems or general-purpose AI models that would qualify as “prohibited AI practices”. However, if we or our customers are classified as developing or using "high-risk" AI systems, or general-purpose AI models, including general-purpose AI models with systemic risk, the EU AI Act could impose more restrictions and obligations. This could increase the costs and burdens to us and our customers, delay or halt deployment of new products and services, and may reduce the number of new customers, negatively impacting our business and financial results. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Moreover, in the United Kingdom, the government has confirmed its position that existing regulators are to implement certain specific principles (safety, security and robustness; transparency and explainability; fairness; accountability and governance; contestability and redress), within those regulators’ existing remits, to guide and inform the responsible development and use of AI / ML within their relevant sectors / competences. We expect other jurisdictions will adopt similar laws. In the United States, several states and localities have enacted measures related to the use of AI and ML in products and services. We may have to change our business practices to comply with such obligations. For example, our employees and personnel use generative AI technologies to perform their work. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We also use AI and ML technologies in our products and services. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. Depending on how these AI laws and regulations are interpreted, we may have to make changes to our business practices and products, including our C3 AI Software, to comply with such obligations. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us retrain our AI/ML, or prevent or limit our use of AI/ML. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. Further, under privacy and data security laws as well as other obligations, we may be required to obtain certain consents to process personal data and our inability or failure to do so could result in adverse consequences. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information, or our technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our platform. Any actual or potential security breach of our C3 AI Software, our operational systems, our physical facilities, or the systems or facilities of our partners, or the perception that one has occurred, could result in material adverse consequences, such as litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own supply chain. For example, we have contractual and legal obligations, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data, and implement other requirements, such as providing credit monitoring and identifying theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to material adverse consequences. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems or those of subcontractors processing customer or partner data on our behalf. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach and may cause us to breach customer contracts. Our agreements with certain customers require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations.
While we and a number of our vendors and business partners have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect and remediate vulnerabilities in our information security systems (such as our hardware and/ or software, including that of third parties with whom we work), and ensure the security, privacy, integrity, confidentiality, availability, and authenticity of our information technology networks and systems, processing and information, but we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats or detect, mitigate and remediate all vulnerabilities on a timely basis. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches and vulnerabilities, or those of our vendors and business partners, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of the third parties with whom we work, has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our C3 AI Software, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Unremediated high risk or critical vulnerabilities pose material risks to our business. It may also be costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our C3 AI Software, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our C3 AI Software capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers was disrupted, we could incur significant liability, or our C3 AI Software, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
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
Our business depends on our C3 AI Software to be available without disruption. We and the third parties with whom we work have experienced, or may in the future experience, disruptions, outages, defects, and other performance and quality problems related to our C3 AI Software. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our C3 AI Software relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities, coding errors, software defects, and defects in proprietary and open source software, human error or misconduct, capacity constraints, design limitations, as well as from internal and external security breaches, malware and viruses, ransomware, cyber events, denial or degradation of service attacks or other security-related incidents.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended April 30, 2025 and 2024, 6% and 6% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the fiscal years ended April 30, 2025 and 2024, 7% and 7% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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

Issues raised by the use of AI, including ML, in our C3 Agentic AI Platform may result in reputational harm or liability or otherwise adversely affect our business, financial condition and results of operations.
AI is enabled by or integrated into some of the C3 Agentic AI Platform, including C3 Generative AI, and is a significant and growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, or reflect unwanted forms of bias. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end users of our systems could impair the acceptance of AI solutions. Third-party AI capabilities that can be integrated with our platforms could also produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues, and the enablement or integration of AI into our platforms may subject us to new or heightened legal, regulatory, ethical, or other challenges.
In addition, the regulatory framework for AI and ML technology is evolving and remains uncertain. It is possible that new laws and regulations will be adopted in the United States and other jurisdictions, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our C3 Agentic AI Platform and the way in which we use AI and ML. In Europe, there is a proposed regulation related to AI that, if adopted, could impose onerous obligations related to the use of AI-related systems. Potential government regulation in the space of AI ethics may also increase the burden and cost of research and development in this area. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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
We have Customer-Entities in more than 15 countries, and 11% of our revenue for the fiscal year ended April 30, 2025 was generated from customers outside of North America. As of April 30, 2025, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
As of April 30, 2025, we had net operating loss carryforwards, or NOLs, for U.S. federal and state purposes of $764.7 million and $310.7 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2029. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the Governor of California signed into law the 2020 Budget Act which temporarily suspended the utilization of NOLs and limits the utilization of research credits to $5.0 million annually for 2020, 2021, and 2022. Similar legislation was signed on June 27, 2024 which temporarily suspends the utilization of NOLs and limits the utilization of credits to $5.0 million annually for 2024, 2025, and 2026 for certain taxpayers. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
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
As of April 30, 2025, our technology is protected by a broad patent portfolio, with 35 issued patents in the United States, 30 issued counterpart patents in a number of international jurisdictions, over 60 patent applications pending in the United States, and 104 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Our patents, copyrights, trademarks, or other intellectual property rights could be challenged or invalidated by others through administrative processes or litigation. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights with risks of possible counterclaims from suspected infringers. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to replicate our C3 AI Software more effectively. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of April 30, 2025, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 19.4% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 52.4% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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

As of April 30, 2025, there were outstanding options to purchase an aggregate of approximately 28,477,000 shares of our Class A common stock, and approximately 23,774,000 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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
There were no material cybersecurity incidents experienced by C3 AI during the fiscal year ended April 30, 2025.
ITEM 2. PROPERTIES
Our current principal executive office is located in Redwood City, California, which consists of approximately 283,015 square feet of space under a lease that expires in March 2033.
We lease 16 other offices around the world for our employees, including in Tysons, Virginia; Houston, Texas; New York City, New York; Atlanta, Georgia; Chicago, Illinois; Huntsville, Alabama; Minneapolis, Minnesota; London, UK; Sydney, Australia; Paris, France; Bengaluru, India; Singapore; Amsterdam, Netherlands; Rome, Italy; Guadalajara, Mexico; and Munich, Germany.
We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Except as disclosed in Note 7. Commitments and Contingencies - Legal Proceedings in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we are not presently a party to any other such litigation the outcome of which, we believe, if determined adversely to us, would individually, or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition.
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
Holders of Record
As of June 2, 2025, there were 106 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return to stockholders on our Class A common stock since December 9, 2020 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the S&P 500 Index and the S&P 500 Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on December 9, 2020, and its relative performance is tracked through April 30, 2025. The initial public offering price of our Class A common stock, which had a closing stock price of $92.49 on December 9, 2020, was $42.00 per share.
The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/9/2020
1/29/2021
4/30/2021
7/30/2021
10/29/2021
1/31/2022
4/29/2022
7/29/2022
10/31/2022
1/31/2023
4/28/2023
7/31/2023
10/31/2023
1/31/2024
4/30/2024
7/31/24
10/31/24
1/31/25
4/30/25
C3 AI
S&P 500 Index
S&P 500 Informatio Technology Index

Unregistered Sales of Equity Securities
None.
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
A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2025 compared to the fiscal year ended April 30, 2024 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2024 compared to the fiscal year ended April 30, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the Securities and Exchange Commission, or SEC, on June 18, 2024.
Overview
C3 AI is an Enterprise AI application software company.
We have built a family of software applications that enable our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications. Customers can deploy C3 AI solutions on major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We provide three primary families of software solutions, which we collectively refer to as our “C3 AI Software”:
•C3 Agentic AI Platform, our core technology, is a comprehensive, end-to-end application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications.
•C3 AI Applications, built using the C3 Agentic AI Platform, is a portfolio of pre-built, extensible, industry-specific and application-specific Enterprise AI applications that can be rapidly installed and deployed.
•C3 Generative AI combines the utility of large language models, or LLMs, generative AI, reinforcement learning, natural language processing, and the C3 Agentic AI Platform to rapidly locate, retrieve, and present information, disparate data stores, applications, and enterprise information systems.
These solutions, and our patented model-driven architecture, enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. We significantly reduce the effort and complexity of the AI software engineering problem.
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 84%, 90% and 86% of our total revenue in the fiscal years ended April 30, 2025, 2024 and 2023, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment.

We primarily recognize revenue from subscriptions on a ratable basis over the contract term or on a usage basis for consumption-based arrangements. We also recognize revenue upon delivery to the customer for software licenses that do not require maintenance and support services. In addition, customers typically pay a usage-based runtime fee for production use of our C3 AI Software for specified levels of capacity. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. In the first quarter of fiscal year 2023, we introduced a consumption-based pricing model, beginning with an initial production deployment phase which may include access to the C3 Agentic AI Platform, one or more C3 AI Application or C3 Generative AI, and C3 AI Center of Excellence, or COE support services. Following the initial production deployment period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI COE which is included as part of the subscription when purchased.
We also generate revenue from professional services, which primarily include prioritized engineering services and services fees. Professional services revenue represented 16%, 10% and 14% of our total revenue for the fiscal years ended April 30, 2025, 2024 and 2023, respectively.
Prioritized engineering services are undertaken when a customer requests that we accelerate the design, development, and delivery of software features and functions that are planned in our future product roadmap. When we agree to this, we negotiate an agreed upon fee to accelerate the development of the software as well as other terms, such as relevant specifications. When the software feature is delivered, it becomes integrated to our core product offering, is available to all subscribers of the underlying software product, and enhances the operation of that product going forward. Such prioritized engineering services result in production-level computer software-compiled code that enhances the functionality of our production products — which is available for our customers to use over the life of their software licenses. Prioritized engineering services revenue is recognized as professional services over the period in which the software development is completed. Prioritized engineering services accounted for 70%, 80% and 80% of total professional services revenue for the fiscal years ended April 30, 2025, 2024 and 2023, respectively.
Service fees include revenue from services such as consulting, training, and paid implementation services. For service fees, revenue is typically recognized over time as the services are performed.
Our total revenue was $389.1 million for the fiscal year ended April 30, 2025, representing a 25.3% increase compared to the prior fiscal year. Our subscription revenue grew to $327.6 million for the fiscal year ended April 30, 2025, representing a 18% increase compared to the prior fiscal year. Our professional services revenue grew to $61.4 million for the fiscal year ended April 30, 2025, representing 89% increase compared to the prior fiscal year.
Remaining Performance Obligations
As it relates to our subscription-based pricing agreements, we monitor remaining performance obligations, or RPO. While RPO provides insight into committed revenue, it may not accurately reflect future revenue growth, particularly for pay-as-you go consumption pricing agreements and due to factors such as timing of renewals, the timing of conversion of an initial production deployment into a recurring subscription contract, purchases of additional capacity, average contract terms, and seasonality. As a result, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Annual Report on Form 10-K.
RPO was $235.1 million as of April 30, 2025, which includes $66.5 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. RPO was $235.1 million and $244.3 million as of April 30, 2025 and 2024, respectively.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of April 30, 2025 is comprised of $36.6 million related to deferred revenue and $198.5 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2024 is comprised of $39.0 million related to deferred revenue and $205.3 million of commitments from non-cancellable contracts.
RPO excludes amounts related to monthly usage-based runtime and hosting charges.

Go-to-Market Strategy
Our go-to-market strategy has been historically focused on large organizations recognized as leaders in their respective industries or public sectors that are attempting to solve complicated business problems by digitally transforming their operations. These large organizations, or lighthouse customers, include companies and public agencies within the oil and gas, power and utilities, aerospace and defense, industrial products, life sciences, and financial services industries, among others. This has resulted in C3 AI powering some of the largest and most complex Enterprise AI applications. These lighthouse customers serve as proof points for other potential customers in their respective industries. As a result, we have a customer base of a relatively small number of large organizations that generate high average total subscription contract value, but we expect that, over time, as more customers adopt our technology based on the proof points provided by these lighthouse customers, the revenue represented by these lighthouse customers will decrease as a percentage of total revenue. As our C3 Agentic AI Platform and much of our other C3 AI software are industry agnostic, we also expect to expand into other industries.
In the first quarter of fiscal year 2023, we introduced a change to our go-to-market strategy including a way for new customers to subscribe for our products at smaller initial contract sizes and pay for services based on their monthly consumption of vCPU and vGPU hours. Customers generally begin with a one to two-quarter-long initial production deployment agreements which includes the necessary resources required to deploy the C3 Agentic AI Platform and/or C3 AI Applications and receive necessary training to operate and maintain the software in production use. Following the initial production deployment period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours utilized as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges.
Acquiring new customers and expanding our business with our existing customers is the purpose of our go-to-market effort and drives our growth. Making new and existing customers successful is critical to our long-term success. After we help our customers solve their initial use cases, they frequently identify incremental opportunities within their operations and expand their use of our products. The increased engagement is measured by a combination of increased vCPU/vGPU usage, increased C3 AI Software subscriptions and subscriptions to the C3 Agentic AI Platform for in-house AI application development.
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
•Industry Partners. We have developed an alliance program to partner with recognized leaders in their respective industries, such as Baker Hughes and, Booz Allen Hamilton; to develop, market, and sell solutions that are natively built on or tightly integrated with the C3 Agentic AI Platform.
•Hyperscale Cloud and Infrastructure. We have formed global strategic go-to-market alliances with hyperscale cloud providers including Microsoft Azure, Amazon Web Services, or AWS, and Google Cloud.
•Consulting and Services Partners. We partner with a number of consulting firms and system integrators specializing in Enterprise AI implementation, including McKinsey & Company, PwC, Fractal, and Paradyme.
•Independent Software Vendors. We partner with independent software vendors who develop, market, and sell application solutions that are natively built on or tightly integrated with the C3 Agentic AI Platform.
Key Business Metric
Initial Production Deployment (formerly referred to as Pilots and Trials)
Historically, our go to market strategy has focused on enterprise-wide, multi-period, large-value subscription contracts that entailed a long sales cycle, considerable sales effort and protracted negotiations. Our introduction of consumption-based pricing model for new customers helps us to better meet the needs of customers and align us with the model that is becoming common for enterprise software companies.
Our consumption-based pricing model is designed to increase the number of customers and accelerate growth by making it easier and less costly to adopt C3 AI solutions.

A consumption-based pricing model begins with a paid “Initial Production Deployment” phase (formerly known as “Pilot” phase) of generally up-to six months that may include developer access to the C3 Agentic AI Platform, one C3 AI Application or C3 Generative AI and COE support services. Following the initial production deployment period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges.
We consider the initial production deployment count as a key business metric, as it reflects trends in market penetration and customer acquisition.
We count an agreement as an initial production deployment agreement when an agreement meeting the characteristics of initial production deployment as described above is executed with the customer.
We executed 174, 123 and 49 initial production deployment agreements in the fiscal years ended April 30, 2025, 2024 and 2023, respectively.
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
We have built a high-performance, customer-focused culture and have implemented proactive programs and processes designed to drive customer success. These include a robust customer support and success function. For example, as part of our subscription offerings, we provide our customers with the ability to establish a COE utilizing our experienced and specialized resources in key technical areas like application development, data integration, and data science to accelerate and ensure our customers’ success developing applications on our C3 Agentic AI Platform. We closely monitor the health and status of every customer account through multiple activities, including real-time monitoring, daily and weekly reports to management, as well as quarterly reviews with our customers.
We intend to attract new customers across multiple industries where we have limited meaningful presence today, yet represent very large market opportunities such as telecommunications, smart cities, transportation, and healthcare, among others.
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
We expect we will continue to attract new customers who prefer to subscribe to the C3 Agentic AI Platform and C3 AI Applications with our consumption-based pricing model. For further discussion, see the section titled “Overview - Go-to-Market Strategy” included in Part II, Item 7 of this Annual Report on Form 10-K.

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
To help customers get started with C3 Generative AI faster and allow enterprises to truly understand the value of our technology, we launched C3 Generative AI Accelerator Program. This program is a three-day workshop designed to help organizations implement generative AI solutions effectively. The in-person program emphasizes a hands-on approach with participating teams engaged in unstructured and structured data integration, accuracy tuning, and application configuration using C3 Generative AI and the C3 Agentic AI Platform. At the end of the Accelerator, participating teams have working prototype applications that they can showcase within their organizations. Participants also work with C3 AI experts to develop customized AI scale-out and value capture plans that are tailored to each organization’s specific requirements.
Our intellectual property advancements in generative AI highlight our power as a pioneer in Enterprise AI. In October 2024, we were awarded a foundational U.S. patent (No. 12,111,859) for our generative AI agentic technology. The patent details a sophisticated system and method for orchestrating multiple AI agents using multimodal foundation models. This patent reinforces C3 AI’s commitment to innovation and its leadership in generative AI. Key patented technologies include:
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
•Traceability and Security: C3 Generative AI Agents provide full traceability to sources, comprehensive enterprise access controls, high security, minimal hallucinations, and are LLM agnostic.
C3 Generative AI is a highly differentiated product offering that provides customers with safe, secure, fast, and reliable insights from data across the enterprise. We differentiated C3 Generative AI from other market offerings, introducing expanded functionalities and innovative capabilities, including:
▪Omni-Modal Parsing at Scale: C3 Generative AI now extracts high-quality content and metadata from a wide array of unstructured formats — including presentations, spreadsheets, rich text, audio, and video — transforming them into a structured knowledge graph. This enables users to seamlessly search, link and analyze information across disparate systems, reducing time spent on manual information discovery.

▪Dynamic Planning Agent with Multi-Agent Collaboration: C3 AI’s planning agent performs multi-step reasoning across all data types, coordinating with other agents to solve complex tasks and workflows. This enables organizations to automate decision chains that previously required cross-functional input, from scenario planning to operational forecasting.
▪Easy Agent and Tool Authoring: C3 Generative AI offers a streamlined developer experience, enabling users to rapidly create or enhance agents by integrating new tools in minutes, without the need for system upgrades. This flexibility allows enterprises to quickly adapt AI capabilities to meet evolving needs.
▪On-the-Fly Custom Visualizations: C3 Generative AI can autonomously generate context-specific visualizations from natural language queries. This feature allows users to transition from questions to insights instantly, eliminating the need for manual charting, coding, or dashboard configuration.
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
Technology Innovation
We intend to continue to invest in our research and development capabilities to extend our C3 AI Software, to expand within existing accounts, and to gain new customers. Our investments in research and development drive core technology innovation and bring new products to market. Our model-driven architecture and generative AI agents framework enables us and our customers to rapidly address new use cases by building new applications and extending and enhancing the features and functionality of current C3 AI Software. By investing to make it easier to develop applications on our C3 Agentic AI Platform, our customers have become active developers. With our support, our customers have developed and deployed almost two-thirds of the applications currently in production and running on the C3 Agentic AI Platform. Research and development spending has fueled enhancements to our existing C3 Agentic AI Platform.
We expect to maintain high levels of investment in product innovation over the coming years as we continue to introduce new applications which address new industry use cases, and new features and functionality for the C3 AI Software. As our business scales over a longer-term horizon, we anticipate research and development spend as a percent of total revenue to decline.
Brand Awareness
We believe we are in the early stages of a large and expanding market for AI enabled digital transformation. As a result, we intend to continue to invest in brand awareness, market education, strategic paid media, and thought leadership, particularly as it relates to generative AI. We engage the market through digital, radio, outdoor, airport, and print advertising; virtual and physical events, including our C3 Transform annual user conference; and C3 AI Webinars, a series of events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, Machine Learning, or ML, and data science.
We anticipate continuing to make significant investments in marketing over the next few years. Over the long term, we expect marketing spend to decline as a percent of total revenue as we make ongoing progress establishing C3 AI’s brand and reputation and as our business scales.

Grow Our Go-to-Market and Partnership Ecosystem
In addition to the activities of our field sales organization, our success in attracting new customers will depend on our ability to expand our ecosystem of strategic partners and the number of industry verticals that they serve. Our strategic go-to-market alliances vastly extend our reach globally. Some of our most notable partners include Microsoft, Baker Hughes, AWS, and Google. Each strategic partner is a leader in its industry, with a substantial installed customer base and extensive marketing, sales, and services resources that we can leverage to engage and serve customers anywhere in the world. Using our C3 Agentic AI Platform as the development suite, we leverage our model-driven architecture to efficiently build new cross-industry and industry-specific applications based on identifying requirements across our customer base of industry leaders and through our industry partners. Our strategy with strategic partners is to establish a significant use case and prove the value of our C3 Agentic AI Platform, C3 AI Applications, and C3 Generative AI with a flagship customer in each industry in which we participate. We have done this with our strategic vertical industry partner in oil and gas, Baker Hughes, as well as with our iconic global customers, some of whom are deploying C3 AI technology to optimize thousands of critical assets globally across their upstream, midstream, and downstream operations. We establish formal sales and marketing plans with each partner, including specific sales goals and dedicated budgets, and we work closely with these partners to identify specific target accounts. We intend to grow the business we do with each partner and to add more partners as we expand the vertical markets we serve. We also offer revenue generating initial production deployments of our applications as part of our customer acquisition strategy.
In September 2024, we entered into a new global alliance agreement with Microsoft — focused on sales, marketing, and solution delivery across all geographies and all industries — to accelerate the adoption of Enterprise AI. The agreement establishes us as a preferred AI application software provider on Microsoft Azure. The collaboration includes joint sales, joint go-to-market strategies, and immediate availability of all C3 Enterprise AI solutions through Azure sales channels, including the Microsoft Commercial Cloud, technical integration, and aligned product development. We plan to invest aggressively to support this distribution channel.
In January 2025, we also entered into a new strategic alliance with McKinsey & Company, a global management consulting firm, to help clients and prospects across industries and geographies accelerate Enterprise AI transformations at scale. The alliance combines the deep technical expertise of McKinsey’s AI practice, QuantumBlack, and its track record of deploying and scaling AI solutions across industries with our cutting-edge Enterprise AI software applications to help clients unlock the power of Enterprise AI and agentic AI to realize significant operational improvements and unlock new growth opportunities.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 14%, 14% and 21% of our total revenue for the fiscal years ended April 30, 2025, 2024 and 2023, respectively, from international customers.
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
Our business and financial results may be adversely affected by macroeconomic conditions, including geopolitical instability, a potential U.S. government shutdown, delays in budget approvals, or increased tariffs or global trade tensions. These and other market risks could have unforeseen and negative impacts on our operations and performance.
We will continue to evaluate the nature and extent of the impact of general macroeconomic conditions on our business. For further discussion, see the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, initial production deployments of our C3 AI Applications or Generative AI, and hosting charges. Sales of our software licenses grant our customers the right to use our software, either on their own cloud instances or their internal hardware infrastructures, during the contractual term. We also offer a premium stand ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software during the contract term. In addition, customers pay a usage-based runtime fee for our C3 AI Software for specified levels of guaranteed minimum consumption. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. For a significant majority of our offerings, our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We also sell software licenses that do not require maintenance and support services. We currently have a small number of customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
Professional Services Revenue. Our professional services revenue primarily includes consulting, training, paid implementation services and prioritized engineering services. We offer a complete range of professional service support both onsite and remotely, including training, application design, project management, system design, data modeling, data integration, application design, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and are typically a fixed-fee engagement with defined deliverables and a duration of less than 12 months. In certain cases, customers seeking increased utility from their C3 Agentic AI Platform or C3 AI Application subscriptions can procure prioritized engineering services to develop and modify software features, which are typically part of our product roadmap, but on an accelerated basis.
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of costs related to compensation, including salaries, bonuses, benefits, stock-based compensation and other related expenses for the production environment, support and COE staff, third-party system integration partners, hosting of our C3 AI Software, including payments to outside cloud service providers, and allocated overhead and depreciation for facilities.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. We expect our operating expenses to increase as we continue to invest to grow our business.

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
We expect our sales and marketing expenses will increase in absolute dollar amounts as we to hire additional sales personnel to increase sales coverage of target industry vertical and geographic markets. Consequently, sales and marketing expense as a percent of total revenue will remain high in the near-term. As our business scales through customer expansion and market awareness, we anticipate that sales and marketing expense as a percent of total revenue will decline over time.
Research and Development. Our research and development efforts are aimed at continuing to develop and refine our solutions, including adding new features and modules, increasing functionality and speed, and enhancing the usability of C3 AI Software. Research and development expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for our employees associated with research and development related activities. Research and development expenses also include cloud infrastructure costs related to our research and development efforts, third-party system integration partners and allocated overhead and depreciation for facilities. Research and development costs are expensed as incurred.
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
General and Administrative. General and administrative expenses consists primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs associated with administrative services such as executive management and administration, legal, human resources, accounting, and finance. General and administrative expense also includes facilities costs, such as depreciation and rent expense, professional fees, and other general corporate costs, including allocated overhead and depreciation for facilities.
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
Interest Income
Interest income consists primarily of interest income earned on our cash, cash equivalents, and available-for-sale marketable securities. It also includes amortization of premiums and accretion of discount related to our available-for-sale marketable securities. Interest income varies each reporting period based on our average balance of cash, cash equivalents, and available-for-sale marketable securities during the fiscal year and market interest rates.
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
Results of Operations
The following tables set forth our consolidated statements of operations for the periods presented:

	Fiscal Year Ended April 30,
	2025	2024	2023
	(in thousands)
Revenue
Subscription	$327,630	$278,104	$230,443
Professional services	61,426	32,478	36,352
Total revenue	389,056	310,582	266,795
Cost of revenue
Subscription(1)	143,841	128,469	78,423
Professional services(1)	9,352	3,553	7,914
Total cost of revenue	153,193	132,022	86,337
Gross profit	235,863	178,560	180,458
Operating expenses
Sales and marketing(1)	239,659	214,167	183,121
Research and development(1)	226,391	201,365	210,660
General and administrative(1)	94,237	81,370	77,170
Total operating expenses	560,287	496,902	470,951
Loss from operations	(324,424)	(318,342)	(290,493)
Interest income	36,189	40,079	21,979
Other income (expense), net	509	(641)	350
Loss before provision for income taxes	(287,726)	(278,904)	(268,164)
Provision for income taxes	976	792	675
Net loss	$(288,702)	$(279,696)	$(268,839)
__________________
(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended April 30,
	2025	2024	2023
	(in thousands)
Cost of subscription	$30,480	$34,032	$21,417
Cost of professional services	3,180	1,288	2,220
Sales and marketing	83,960	71,751	71,389
Research and development	71,629	72,036	90,217
General and administrative	41,739	36,654	31,299
Total stock-based compensation expense	$230,988	$215,761	$216,542

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Fiscal Year Ended April 30,
	2025	2024	2023
Revenue
Subscription	84%	90%	86%
Professional services	16	10	14
Total revenue	100	100	100
Cost of revenue
Subscription	37	41	29
Professional services	2	1	3
Total cost of revenue	39	43	32
Gross profit	61	57	68
Operating expenses
Sales and marketing	62	69	69
Research and development	58	65	79
General and administrative	24	26	29
Total operating expenses	144	160	177
Loss from operations	(83)	(102)	(109)
Interest income	9	13	8
Other income (expense), net	—	—	—
Loss before provision for income taxes	(74)	(90)	(101)
Provision for income taxes	—	—	—
Net loss	(74)%	(90)%	(101)%
Comparison of the Fiscal Years Ended April 30, 2025 and 2024
Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2025	2024
	(in thousands)
Revenue
Subscription	$327,630	$278,104	$49,526	18%
Professional services	61,426	32,478	28,948	89%
Total revenue	$389,056	$310,582	$78,474	25%
Subscription revenue accounted for 84% and 90% of our total revenue for the fiscal years ended April 30, 2025 and 2024, respectively. Subscription revenue increased by $49.5 million, or 18%, for the fiscal year ended April 30, 2025, compared to the prior fiscal year. Approximately 16% and 13%, respectively, of the total subscription revenue for the fiscal year ended April 30, 2025 and 2024, respectively, was attributable to revenue from new customers, and the remaining 84% and 87%, respectively, was attributable to revenue from existing customers.
Professional services revenue increased by $28.9 million, or 89%, for the fiscal year ended April 30, 2025, compared to the prior fiscal year, predominantly due to an increase in prioritized engineering services of $17.1 million and an increase in professional services of $11.9 million as a result of an increase in the number of consulting and training projects.

Cost of Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2025	2024
	(in thousands)
Cost of revenue
Subscription	$143,841	$128,469	$15,372	12%
Professional services	9,352	3,553	5,799	163%
Total cost of revenue	$153,193	$132,022	$21,171	16%
The increase in cost of subscription revenue for the fiscal year ended April 30, 2025 compared to the prior fiscal year was primarily due to higher payroll and contractor costs of $10.6 million, higher data center costs of $3.5 million and higher facilities costs of $1.4 million.
The increase in cost of professional services revenue for the fiscal year ended April 30, 2025 compared to the prior fiscal year was primarily due to higher payroll and contractor costs of $4.8 million as a result of an increase in the number of prioritized engineering service projects.
Gross Profit and Gross Margin

	Fiscal Year Ended April 30,		$ Change	% Change
	2025	2024
	(in thousands)
Gross profit	$235,863	$178,560	$57,303	32%
Gross margin
Subscription	56%	54%
Professional services	85%	89%
Total gross margin	61%	57%
The increase in total gross margin in the fiscal year ended April 30, 2025 was primarily driven by an increase in subscription margin, offset by decline in professional services margin.
The subscription margin for the fiscal year ended April 30, 2025 increased primarily due to higher mix of revenue from demonstration licenses.
The professional services margin for the fiscal year ended April 30, 2025 decreased primarily due to higher payroll and contractor costs as a result of an increase in the number of prioritized engineering service projects compared to last year.
Operating Expenses

	Fiscal Year Ended April 30,		$ Change	% Change
	2025	2024
	(in thousands)
Operating expenses
Sales and marketing	$239,659	$214,167	$25,492	12%
Research and development	226,391	201,365	25,026	12%
General and administrative	94,237	81,370	12,867	16%
Total operating expenses	$560,287	$496,902	$63,385	13%

Sales and Marketing. The increase in sales and marketing expense for the fiscal year ended April 30, 2025 compared to the prior fiscal year was primarily due to higher payroll costs of $26.4 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees and higher advertising costs of $2.5 million, partially offset by lower other marketing costs.
Research and Development. The increase in research and development expense for the fiscal year ended April 30, 2025 compared to the prior fiscal year was primarily due to higher payroll and contractor costs of $22.0 million and higher data center costs of $1.9 million.
General and Administrative. The increase in general and administrative expense for the fiscal year ended April 30, 2025 compared to the prior fiscal year was primarily due to higher payroll costs of $6.5 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, and higher professional services costs of $4.0 million.
Interest Income

	Fiscal Year Ended April 30,		$ Change	% Change
	2025	2024
	(in thousands)
Interest income	$36,189	$40,079	$(3,890)	(10)%
The decrease in interest income for the fiscal year ended April 30, 2025 compared to the prior fiscal year was primarily due to higher prevailing interest rates on our marketable securities portfolio and higher volume of investments in prior fiscal year.
Other Income (Expense), Net

	Fiscal Year Ended April 30,		$ Change	% Change
	2025	2024
	(in thousands)
Other income (expense), net	$509	$(641)	$1,150	179%
The increase in other income, net for the fiscal year ended April 30, 2025 compared to the prior fiscal year was primarily due to higher foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances in the prior fiscal year.
Provision for Income Taxes

	Fiscal Year Ended April 30,		$ Change	% Change
	2025	2024
	(in thousands)
Provision for income taxes	$976	$792	$184	23%
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

	Fiscal Year Ended April 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(41,407)	$(62,362)
Less:
Purchases of property and equipment	(3,039)	(25,256)
Capitalized software development costs	—	(2,750)
Free cash flow	$(44,446)	$(90,368)
Net cash provided by (used in) investing activities	$16,396	$(66,615)
Net cash provided by financing activities	$22,223	$11,294
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of April 30, 2025 and 2024, we had $164.4 million and $167.1 million of cash and cash equivalents and $578.3 million and $583.2 million of marketable securities, respectively, which are available for use in current operations. Our marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses as reflected in our accumulated deficit of $1.4 billion as of April 30, 2025. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
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

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended April 30,
	2025	2024
	(in thousands)
Net Cash used in operating activities	$(41,407)	$(62,362)
Net Cash provided by (used in) investing activities	$16,396	$(66,615)
Net Cash provided by financing activities	$22,223	$11,294
Net decrease in cash, cash equivalents, and restricted cash	$(2,788)	$(117,683)
Operating Activities. Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for payroll and contractors costs, third-party cloud hosting costs, sales and marketing costs, and other operational costs.
During the fiscal year ended April 30, 2025, cash used in operating activities was $41.4 million, an increase of $21.0 million compared to last year. The increase was primarily attributable to an increase in cash received from customers and improved spend efficiency, partially offset by an increase in cash paid for payroll and related costs, and to vendors.
Investing Activities. Net cash provided by investing activities of $16.4 million for the fiscal year ended April 30, 2025 was primarily attributable to maturities and sales of marketable securities of $666.5 million, offset by purchases of marketable securities of $647.0 million and capital expenditures of $3.0 million mainly related to the leasehold improvements associated with leased space.
Net cash used in investing activities of $66.6 million for the fiscal year ended April 30, 2024 was primarily attributable to purchases of marketable securities of $827.9 million and capital expenditures of $28.0 million mainly related to the leasehold improvements associated with leased space, offset by maturities and sales of marketable securities of $789.3 million.
Financing Activities. Net cash provided by financing activities of $22.2 million for the fiscal year ended April 30, 2025 was due to $20.4 million of proceeds from the exercise of stock options for Class A common stock and $10.9 million of proceeds from the issuance of Class A common stock under the Employee Stock Purchase Plan, or ESPP, offset by $9.1 million of taxes paid related to net share settlement of equity awards.
Net cash provided by financing activities of $11.3 million for the fiscal year ended April 30, 2024 was due to $13.8 million of proceeds from the exercise of stock options for Class A common stock and $10.8 million of proceeds from the issuance of Class A common stock under the ESPP, offset by $13.2 million of taxes paid related to net share settlement of equity awards.
Contractual Obligations and Commitments
Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and non-cancellable purchase commitments related to third-party cloud hosting and associated services, and professional services.
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
Subscription Revenue. Our subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, initial production deployments of our C3 AI Applications or Generative AI, and consumption-based pricing. Sale of our software licenses grant customers the right to use our functional intellectual property, either on their own cloud instance or internal hardware infrastructure, over the contractual term. As part of our customer acquisition strategy, we also sell premium stand-ready COE support services, hosting services, initial production deployments of our applications, and software licenses that are demonstration versions of C3 AI Applications configured for a customer that do not require maintenance and support services. Sales of our software-as-a-service offerings include the right to use our software in a hosted environment over the contractual term. Substantially all of our subscriptions offerings include our software and our maintenance and support services. Our maintenance and support services include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. Our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer.
We generate additional runtime subscription fees for the use of our C3 Agentic AI Platform, a type of consumption billing based on computing and storage resources required to run our software. Customers may purchase blocks of runtime in advance. We typically recognize the consumption or usage-based revenue in excess of committed purchased runtime upon occurrence.
Professional Services Revenue. Professional services revenue primarily consists of consulting, training, paid implementation services and prioritized engineering services. These services are distinct from our subscription revenue.
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
Interest Rate Risk
As of April 30, 2025, we had cash, cash equivalents, and marketable securities of $742.7 million. As of April 30, 2024, we had cash, cash equivalents, and marketable securities of $750.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of April 30, 2025, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the fiscal years ended April 30, 2025, 2024 and 2023, approximately 4%, 5%, and 8% of our sales were denominated in euros, respectively, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our consolidated financial statements. These foreign currency forward contracts are intended to reduce foreign exchange impact on our forecasted expenses.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C3.ai, Inc. and subsidiaries (the “Company”) as of April 30, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended April 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
June 23, 2025
We have served as the Company’s auditor since 2018.

C3.AI, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	As of April 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$164,358	$167,146
Marketable securities	578,330	583,221
Accounts receivable, net of allowance of $877 and $359 as of April 30, 2025 and 2024, respectively	137,226	130,064
Prepaid expenses and other current assets	24,338	23,963
Total current assets	904,252	904,394
Property and equipment, net	79,298	88,631
Goodwill	625	625
Other assets, non-current	41,707	44,575
Total assets	$1,025,882	$1,038,225
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,160	$11,316
Accrued compensation and employee benefits	53,868	44,263
Deferred revenue, current	36,561	37,230
Accrued and other current liabilities	26,295	9,526
Total current liabilities	131,884	102,335
Deferred revenue, non-current	—	1,732
Other long-term liabilities	55,695	60,805
Total liabilities	$187,579	$164,872
Commitments and contingencies (note 7)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of April 30, 2025 and 2024, respectively; 130,438,499 and 120,205,931 shares issued and outstanding as of April 30, 2025 and 2024, respectively	130	120
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of April 30, 2025 and 2024, respectively; 3,499,992 and 3,499,992 shares issued and outstanding as of April 30, 2025 and 2024, respectively	3	3
Additional paid-in capital	2,216,284	1,963,726
Accumulated other comprehensive income (loss)	521	(563)
Accumulated deficit	(1,378,635)	(1,089,933)
Total stockholders’ equity	838,303	873,353
Total liabilities and stockholders’ equity	$1,025,882	$1,038,225

The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended April 30,
	2025	2024	2023
Revenue
Subscription(1)	$327,630	$278,104	$230,443
Professional services(2)	61,426	32,478	36,352
Total revenue	389,056	310,582	266,795
Cost of revenue
Subscription	143,841	128,469	78,423
Professional services	9,352	3,553	7,914
Total cost of revenue	153,193	132,022	86,337
Gross profit	235,863	178,560	180,458
Operating expenses
Sales and marketing(3)	239,659	214,167	183,121
Research and development	226,391	201,365	210,660
General and administrative	94,237	81,370	77,170
Total operating expenses	560,287	496,902	470,951
Loss from operations	(324,424)	(318,342)	(290,493)
Interest income	36,189	40,079	21,979
Other income (expense), net	509	(641)	350
Loss before provision for income taxes	(287,726)	(278,904)	(268,164)
Provision for income taxes	976	792	675
Net loss	$(288,702)	$(279,696)	$(268,839)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(2.24)	$(2.34)	$(2.45)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	129,089	119,362	109,851
(1)Including related party revenue of $10,581 and $75,452 for the fiscal years ended April 30, 2024 and 2023, respectively.
(2)Including related party revenue of $5,804 and $16,774 for the fiscal years ended April 30, 2024 and 2023, respectively.
(3)Including related party sales and marketing expense of $810 and $13,962 for the fiscal years ended April 30, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended April 30,
	2025	2024	2023
Net loss	$(288,702)	$(279,696)	$(268,839)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	1,084	(178)	1,763
Total Comprehensive loss	$(287,618)	$(279,874)	$(267,076)
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2022	106,225	$106	$1,532,917	$(2,148)	$(541,398)	$989,477
Issuance of Class A common stock upon exercise of stock options	1,309	1	4,652	—	—	4,653
Vesting of early exercised Class A common stock options	—	—	1,006	—	—	1,006
Shares withheld related to net share settlement of equity awards	(437)	(1)	(6,939)	—	—	(6,940)
Vesting of restricted stock units	6,535	7	23,923	—	—	23,930
Issuance of Class A common stock under employee stock purchase plan	311	—	3,093	—	—	3,093
Stock-based compensation expense	—	—	181,522	—	—	181,522
Other comprehensive income	—	—	—	1,763	—	1,763
Net loss	—	—	—	—	(268,839)	(268,839)
Balance as of April 30, 2023	113,943	$113	$1,740,174	$(385)	$(810,237)	$929,665
Issuance of Class A common stock upon exercise of stock options	3,028	3	13,707	—	—	13,710
Vesting of early exercised Class A common stock options	—	—	507	—	—	507
Shares withheld related to net share settlement of equity awards	(376)	—	(13,220)	—	—	(13,220)
Vesting of restricted stock units	6,248	6	34,827	—	—	34,833
Issuance of Class A common stock under employee stock purchase plan	863	1	10,763	—	—	10,764
Stock-based compensation expense	—	—	176,968	—	—	176,968
Other comprehensive loss	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(279,696)	(279,696)
Balance as of April 30, 2024	123,706	$123	$1,963,726	$(563)	$(1,089,933)	$873,353
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	123,706	$123	$1,963,726	$(563)	$(1,089,933)	$873,353
Issuance of Class A common stock upon exercise of stock options	3,425	3	20,413	—	—	20,416
Vesting of early exercised Class A common stock options	—	—	259	—	—	259
Shares withheld related to net share settlement of equity awards	(338)	—	(9,079)	—	—	(9,079)
Vesting of restricted stock units	6,448	6	40,995	—	—	41,001
Issuance of Class A common stock under employee stock purchase plan	697	1	10,879	—	—	10,880
Stock-based compensation expense	—	—	189,091	—	—	189,091
Other comprehensive income	—	—	—	1,084	—	1,084
Net loss	—	—	—	—	(288,702)	(288,702)
Balance as of April 30, 2025	133,938	$133	$2,216,284	$521	$(1,378,635)	$838,303
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended April 30,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(288,702)	$(279,696)	$(268,839)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,607	12,719	6,088
Non-cash operating lease cost	358	742	6,992
Stock-based compensation expense	230,988	215,761	216,542
Accretion of discounts on marketable securities	(13,459)	(17,214)	(4,558)
Other	2,800	98	249
Changes in operating assets and liabilities
Accounts receivable(1)	(9,120)	4,522	(54,517)
Prepaid expenses, other current assets and other assets(2)	1,909	3,208	(576)
Accounts payable(3)	3,635	(12,883)	(22,041)
Accrued compensation and employee benefits	8,705	(6,218)	3,193
Operating lease liabilities	450	17,332	13,641
Other liabilities(4)	10,823	8,155	(10,573)
Deferred revenue(5)	(2,401)	(8,888)	(1,292)
Net cash used in operating activities	(41,407)	(62,362)	(115,691)
Cash flows from investing activities:
Purchases of property and equipment	(3,039)	(25,256)	(70,518)
Capitalized software development costs	—	(2,750)	(1,000)
Purchases of investments	(647,015)	(827,901)	(745,249)
Maturities and sales of investments	666,450	789,292	876,713
Net cash provided by (used in) investing activities	16,396	(66,615)	59,946
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(9,079)	(13,220)	(6,940)
Proceeds from issuance of Class A common stock under employee stock purchase plan	10,879	10,763	3,093
Proceeds from exercise of Class A common stock options	20,423	13,751	4,468
Net cash provided by financing activities	22,223	11,294	621
Net decrease in cash, cash equivalents and restricted cash	(2,788)	(117,683)	(55,124)
Cash, cash equivalents and restricted cash at beginning of period	179,712	297,395	352,519
Cash, cash equivalents and restricted cash at end of period	$176,924	$179,712	$297,395
Cash and cash equivalents	164,358	167,146	284,829
Restricted cash included in other assets, non-current	12,566	12,566	12,566
Total cash, cash equivalents and restricted cash	$176,924	$179,712	$297,395

	Fiscal Year Ended April 30,
	2025	2024	2023
Supplemental disclosure of cash flow information - cash paid for income taxes	$920	$975	$578
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$311	$474	$13,814
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$1,016	$1,833	$(5,589)
Right-of-use assets obtained in exchange for lease obligations arising from lease modifications	$—	$—	$3,093
Unpaid liabilities related to intangible purchases	$—	$—	$1,500
Receivable from exercise of stock options included in prepaid expenses, other current assets and other assets	$—	$3	$61
Vesting of early exercised stock options	$195	$507	$1,006
(1)Including changes in related party balances of $12,444 and $38,772 for the fiscal years ended April 30, 2024 and 2023, respectively.
(2)Including changes in related party balances of $(810) and $(4,741) for the fiscal years ended April 30, 2024 and 2023, respectively.
(3)Including changes in related party balances of $248 and $(16,349) for the fiscal years ended April 30, 2024 and 2023, respectively.
(4)Including changes in related party balances of $(2,448) and $(2,510) for the fiscal years ended April 30, 2024 and 2023, respectively.
(5)Including changes in related party balances of $(46) and $117 for the fiscal years ended April 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. (including its subsidiaries, “C3 AI” or “the Company”) is an enterprise artificial intelligence (“AI”) software provider. The Company delivers a family of fully integrated products including the C3 Agentic AI Platform, an end-to-end platform for developing, deploying, and operating enterprise AI applications, C3 AI Applications, a portfolio of industry-specific SaaS enterprise AI applications that enable the digital transformation of organizations globally, and C3 Generative AI, a suite of domain-specific generative AI offerings for the enterprise. The Company supports customers in the United States, Europe, and other parts of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Such estimates include, but are not limited to, determining standalone selling price for performance obligations in contracts with customers and estimating variable consideration, the estimated expected benefit period for deferred contract acquisition costs, the useful lives of long-lived assets, the incremental borrowing rate for operating leases, assumptions used to measure stock-based compensation, and the valuation of deferred income tax assets and uncertain tax positions. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2025, 2024 and 2023 relate to the fiscal years ended April 30, 2025, 2024 and 2023, respectively.
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. The majority of the Company’s cash and cash equivalents are held by one financial institution. The Company is exposed to that financial institution to the extent that its cash balance with that financial institution is in excess of Federal Deposit Insurance Company (“FDIC”) insurance limits. The Company’s investment policy is to invest in securities with a minimum rating of P-2 by Moody’s, A-2 by Standard & Poor, F2 by Fitch or higher for short-term investments, minimum rating of BBB by Moody’s, Standard & Poor, Fitch or higher for long-term investments with maturity dates between 12 to 18 months, and minimum rating of A or higher by Standard & Poor and Fitch for long-term investments with maturity dates of 18 months or longer from the date of purchase. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers up to the amounts recorded on the consolidated balance sheets. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers financial conditions. The Company generally does not require collateral from its customers. See Note 2. Revenue for information regarding the Company’s significant customers.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents consisted of investments in money market funds, commercial paper, U.S. treasury securities and corporate debt securities as of April 30, 2025 and 2024.
Restricted Cash
The Company had restricted cash pledged as security deposits at April 30, 2025 and 2024 of $12.6 million and $12.6 million, respectively, representing a security deposit required by certain leases. The balance of restricted cash as of April 30, 2025 and 2024 was recorded in other assets, non-current on the consolidated balance sheets.
Marketable Securities
The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and are recorded at estimated fair value. The Company’s available-for-sale marketable securities comprised of U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper, and corporate debt securities, are classified as available-for-sale marketable securities. The Company considers all of its marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. Purchase premiums and discounts are amortized or accreted using the effective interest method over the life of the related security and such amortization and accretion are included in interest income in the consolidated statements of operations.
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
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. An allowance for doubtful accounts balance of $0.9 million and $0.4 million was recorded as of April 30, 2025 and 2024, respectively. Accounts receivable included unbilled receivables of as of April 30, 2025 and April 30, 2024 of $40.2 million and $62.3 million, respectively.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended April 30, 2025, 2024 and 2023.
Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its annual impairment test of goodwill as of February 1, and whenever events or circumstances indicate that the asset might be impaired. The tests did not result in an impairment to goodwill during the fiscal years ended April 30, 2025, 2024 and 2023.
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
The Company expenses the cost of purchased software that is to be sold, leased, or otherwise marketed as part of a product until the technological feasibility of the product has been established or where the software has an alternative future use. Once the technological feasibility of the product, to be externally marketed, has been established or where the software has an alternative future use, the Company capitalizes the cost of purchased software until the associated product is available for general release to customers, at which point the capitalized cost is amortized on a product-by-product basis at the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or over the remaining estimated economic life of the product.
As of April 30, 2025 and 2024, capitalized software costs of $4.3 million and $4.3 million, respectively, were included in other assets, non-current on the consolidated balance sheets. The Company amortized capitalized software costs of $0.4 million, $1.3 million and $1.1 million during the fiscal years ended April 30, 2025, 2024 and 2023, respectively, and included in cost of subscription revenue in the consolidated statements of operations.
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
Subscription Revenue
Subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, initial production deployments of our C3 AI Applications or Generative AI, and hosting charges. Software licenses grant customers the right to use C3 AI Software, either on their own cloud instances or their internal hardware infrastructures, during the contractual term. The Company also offers a premium stand ready service through our COE. Sales of our software-as-a-service offerings include a right to use C3 AI Software during the contract term. In addition, customers pay a usage-based runtime fee for C3 AI Software for specified levels of guaranteed minimum consumption. Subscriptions also include maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. For a significant majority of the Company’s offerings, software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. The Company also sells software licenses that do not require maintenance and support services. The Company currently has a small number of customers that license software offerings under a perpetual license model, and the Company expects that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•The C3 Agentic AI Platform. C3 Agentic AI Platform is a software platform that uses flexible, model-driven architecture to accelerate and reduce the complexities of developing enterprise-grade AI applications. With C3 Agentic AI Platform, organizations can integrate advanced AI capabilities seamlessly and deliver AI-enabled applications faster than alternative methods to capture value quickly. The C3 Agentic AI Platform offers advanced agentic AI services and capabilities, including omni-modal data fusion, secure deployment, advanced orchestration, and a robust agent and tools framework. These features enable seamless integration and management of multiple AI models within a unified workflow, supporting a wide range of high-value, cross-industry applications and enhancing operational efficiency, security, and decision-making across sectors. Customers primarily pay for the C3 Agentic AI Platform via fixed annual fees based on the number of development users allowed to access the C3 Agentic AI Platform. The C3 Agentic AI Platform offering is primarily a term subscription and may generate additional runtime subscription fees, a form of consumption or usage-based revenue based on compute and storage resources required to run the C3 Agentic AI Platform.
•C3 AI Applications. C3 AI Applications are production applications that address a wide range of predictive analytics, reporting, visualization and Generative AI use cases. C3 AI Applications are industry-tested and proven enterprise-grade applications built on a cohesive suite architecture that is designed to integrate and process highly dynamic data sets from sensor networks and enterprise and extraprise information systems, and enable advanced ML capabilities. C3 AI Applications sold without the C3 Agentic AI Platform can be in the form of term or perpetual licenses or subscriptions and earn revenue through a fixed fee or through runtime subscription fees. This includes software licenses that are demonstration versions of C3 AI Applications configured for a customer and do not require maintenance and support services.
•C3 Generative AI. C3 Generative AI combines the utility of LLMs, generative AI, reinforcement learning, natural language processing, and the C3 Agentic AI Platform to rapidly locate, retrieve, and present information, disparate data stores, applications, and enterprise information systems.
•C3 AI Maintenance and Support Services. C3 AI Maintenance and Support Services are provided for the C3 Agentic AI Platform and the C3 AI Applications that are selected by the customer. This support includes standard monitoring, performance monitoring, database maintenance, security monitoring, upgrading, backup and restore, patching, etc. provided by the Company. The Company continuously provides updates that are critical to the continued and enhanced utility of the software.
•C3 AI COE Support Services. COE Support Services provide premium development services and support by an available pool of resources to allow the customer to utilize, extend or modify C3 AI Applications and/or to develop its own applications on the C3 Agentic AI Platform COE Support Services represent a stand-ready performance obligation comprised of a series of distinct days of service that is satisfied and recognized in revenue ratably over the term of the COE agreement. Revenue for COE Support Services is included within subscription revenue in the consolidated statements of operations.
•Initial Production Deployments. Initial production deployments are subscriptions for developers access to C3 AI Application(s) and/or C3 Agentic AI Platform or C3 Generative AI and COE support services of up to six-months. Following the initial production deployment period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charge.
•Hosting Services. For certain customers, the Company provides access to the C3 Agentic AI Platform and/or C3 AI Applications in the Company’s cloud environment. The customer consumes and receives benefit throughout the hosting period from the entity’s performance of hosting and providing access to the hosted software, which the customer would otherwise have to undertake itself or obtain another party to do. The Company recognizes hosting services over time based on the consumption patterns of the customers. Customers who choose to install the C3 Agentic AI Platform and/or C3 AI Applications in their own cloud environments do not subscribe to the Company’s hosting services. Hosting services are generally offered as part of the subscription for C3 Agentic AI Platform and/or C3 AI Application arrangements, including initial production deployments and the amount of revenue recognized on a monthly basis varies based on actual consumption by the customer.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Professional Services
The Company’s professional revenue primarily include service fees and prioritized engineering services. Service fees include revenue from services such as consulting, training, and paid implementation services. For service fees, revenue is typically recognized over time as the services are performed. Prioritized engineering services are undertaken when a customer requests that the Company accelerate the design, development, and delivery of software features and functions that are planned in future product roadmap. When the Company agrees to this, an agreed upon fee is negotiated to accelerate the development of the software as well as other terms, such as relevant specifications. When the software feature is delivered, it becomes integrated to the Company’s core product offering, is available to all subscribers of the underlying software product and enhances the operation of that product going forward. Such prioritized engineering services result in production-level computer software – compiled code that enhances the functionality of our production products – which is available for customers to use over the life of their software licenses. Prioritized engineering services revenue is recognized as professional services over the period in which the software development is completed.
Contract balances
The Company typically invoices customers for subscription fees in annual increments upon execution of the initial contract or subsequent renewal, payable within 30 to 60 days, and providing customers access to the C3 Agentic AI Platform and/or C3 AI Applications. For initial production deployments, the Company typically invoices customers upon execution of the contract. Monthly usage-based runtime and hosting charges are billed as they are delivered or in arrears. Certain government contracts are cancellable during the subscription term depending on the future fiscal funding available to the contract. The Company has not experienced any cancellation due to the funding constraint related to such contracts.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cost of Revenue
Cost of subscription revenue consists primarily of fulfillment costs related to compensation, including salaries, bonuses, benefits, stock-based compensation and other related expenses for the production environment, support and COE staff, third-party system integration partners, hosting of the Company’s AI Platform, including payments to outside cloud service providers, and allocated overhead and depreciation for facilities.
Cost of professional services revenue consists primarily of compensation, including salaries, bonuses, benefits, stock-based compensation and other related costs associated with the Company’s professional service personnel, prioritized engineering personnel, third-party system integration partners, and allocated overhead and depreciation for facilities.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Research and Development Expenses
Research and development expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for personnel involved in developing and refining platforms and applications, including adding new features and modules, increasing their functionality, and enhancing the usability of platforms and applications. Research and development expenses also include cloud infrastructure costs, third-party system integration partners, other IT-related costs, and allocated overhead and depreciation for facilities. This includes certain costs related to development of features and modules created through prioritized engineering services purchased by customers where the Company retains the related intellectual property. Research and development costs are expensed as incurred.
Advertising Expenses
Advertising expenses of $18.3 million, $15.8 million and $6.9 million incurred during the fiscal years ended April 30, 2025, 2024 and 2023, respectively, were expensed as incurred as a component of sales and marketing expenses on the consolidated statements of operations.
401(k) Plan
The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Company and are discretionary. During the fiscal years ended April 30, 2025, 2024 and 2023, the Company did not match any employee contributions.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Comprehensive Income (Loss)
Other comprehensive income (loss) during the fiscal years ended April 30, 2025, 2024 and 2023, was related to unrealized gain or losses from available-for-sale marketable securities, net of tax.
Segment Information
The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”), who manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM utilizes consolidated GAAP and non-GAAP measures of profit and loss to evaluate the Company’s financial performance, allocate resources and make key operating decisions. Further, the CODM reviews and utilizes functional expenses (GAAP and non-GAAP cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other items included in GAAP and non-GAAP consolidated net income (loss) are interest income, other (expense) income, net and the provision for income taxes, which are reflected in the consolidated statements of operations.
Accounting Standards Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company adopted this standard in fiscal 2025 using a retrospective method. The adoption of this standard did not have a material financial impact on the Company’s consolidated financial statements. For further information, refer to “Segment Information” section in this Note 1. Summary of Business and Significant Accounting Policies.
Recently Issued Accounting Standards Not Yet Adopted
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Fiscal Year Ended April 30,
	2025	2024	2023
North America(1)	$346,217	$269,895	$210,501
Europe, the Middle East and Africa(1)	40,748	35,809	47,758
Asia Pacific(1)	286	3,622	7,913
Rest of World(1)	1,805	1,256	623
Total revenue	$389,056	$310,582	$266,795
__________________
(1)The United States comprised 86%, 86% and 79% of the Company’s revenue in the fiscal years ended April 30, 2025, 2024 and 2023, respectively. No other country comprised 10% or greater of the Company’s revenue for each of the fiscal years ended April 30, 2025, 2024 and 2023.
Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single performance obligation within the context of the contract and are generally satisfied over time. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer. Revenue from such software licenses was $94.2 million, $29.6 million, and $18.0 million for the fiscal years ended April 30, 2025, 2024 and 2023, respectively.
Total professional services revenue comprised of (in thousands):

	Fiscal Year Ended April 30,
	2025	2024	2023
Prioritized engineering services	$43,032	$25,972	$29,087
Service fees	18,394	6,506	7,265
Total professional services revenue	$61,426	$32,478	$36,352
Deferred Revenue
As of April 30, 2025 and 2024, the Company’s deferred revenue balances were $36.6 million and $39.0 million, respectively. Revenue of $38.5 million and $47.8 million was recognized during the fiscal years ended April 30, 2025 and 2024, respectively, that was included in the deferred revenue balances as of April 30, 2024 and 2023, respectively.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue expected to be recognized from remaining performance obligations was approximately $235.1 million as of April 30, 2025, which includes $66.5 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. Approximately $129.2 million is expected to be recognized over the next 12 months and a majority of the remaining amount is expected to be recognized over the next 13 to 48 months.
Costs to Obtain a Contract
As of April 30, 2025 and 2024, the amount of costs to obtain a contract included in prepaid expenses and other current assets was $7.1 million and $7.0 million, respectively. The amount of costs to obtain a contract included in other assets, non-current as of April 30, 2025 and 2024 were $7.9 million and $11.0 million, respectively. Expenses recognized for costs to obtain a contract for the years ended April 30, 2025, 2024 and 2023 were $13.5 million, $7.2 million and $5.9 million, respectively, and are included in sales and marketing expenses on the consolidated statements of operations. The Company recognized immaterial impairment costs related to costs to obtain or fulfill a contract for the fiscal years ended April 30, 2025, 2024 and 2023, respectively.
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. Two separate Customer-Entities accounted for 19% and 12% of revenue for the fiscal year ended April 30, 2025. Two separate Customer-Entities accounted for 27% and 14% of revenue for the fiscal year ended April 30, 2024. One Customer-Entity accounted for 35% of revenue for the year ended April 30, 2023. Three separate Customer-Entities accounted for 15%, 14%, and 12% of accounts receivable at April 30, 2025. Two separate Customer-Entities accounted for 25% and 16% of accounts receivable at April 30, 2024.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of April 30, 2025				As of April 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$87,872	$—	$—	$87,872	$82,564	$—	$—	$82,564
Commercial paper	—	29,122	—	29,122	—	18,769	—	18,769
U.S. treasury securities	—	—	—	—	—	5,888	—	5,888
Corporate debt securities	—	1,015	—	1,015	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	15,482	—	15,482	—	2,497	—	2,497
Certificates of deposit	—	76,518	—	76,518	—	62,017	—	62,017
U.S. government agencies securities	—	57,138	—	57,138	—	46,428	—	46,428
Commercial paper	—	113,787	—	113,787	—	162,183	—	162,183
Corporate debt securities	—	315,405	—	315,405	—	310,095	—	310,095
Total cash equivalents and available-for-sale marketable securities	$87,872	$608,467	$—	$696,339	$82,564	$607,877	$—	$690,441
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of April 30, 2025				As of April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$87,872	$—	$—	$87,872	$82,564	$—	$—	$82,564
Commercial paper	29,122	—	—	29,122	18,769	—	—	18,769
U.S. treasury securities	—	—	—	—	5,888	—	—	5,888
Corporate debt securities	1,015	—	—	1,015	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	15,478	4	—	15,482	2,497	—	—	2,497
Certificates of deposit	76,518	—	—	76,518	62,017	—	—	62,017
U.S. government agencies securities	56,990	157	(9)	57,138	46,527	5	(104)	46,428
Commercial paper	113,787	—	—	113,787	162,183	—	—	162,183
Corporate debt securities	315,034	502	(131)	315,405	310,557	64	(526)	310,095
Total cash equivalents and available-for-sale marketable securities	$695,816	$663	$(140)	$696,339	$691,002	$69	$(630)	$690,441
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of April 30, 2025		As of April 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$455,613	$455,956	$514,747	$514,485
After one year through five years	122,194	122,374	69,034	68,736
Total	$577,807	$578,330	$583,781	$583,221

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of April 30, 2025 and 2024 (in thousands):

	As of April 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$2,468	$—	$—	$—	$2,468
U.S. government agencies securities	(9)	7,973	—	—	$(9)	$7,973
Commercial paper	—	1,823	—	—	$—	$1,823
Corporate debt securities	(129)	62,899	(2)	9,847	$(131)	$72,746
Total	$(138)	$75,163	$(2)	$9,847	$(140)	$85,010

	As of April 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$2,497	$—	$—	$—	$2,497
U.S. government agencies securities	(99)	33,890	(6)	7,749	(105)	41,639
Commercial paper	—	4,058	—	—	—	4,058
Corporate debt securities	(491)	196,907	(34)	27,658	(525)	224,565
Total	$(590)	$237,352	$(40)	$35,407	$(630)	$272,759
As of April 30, 2025, the Company had 88 marketable securities in an unrealized loss positions. As of April 30, 2024, the Company had 219 investment positions in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The decline in fair value below amortized cost basis was not considered other-than-temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no significant credit-related impairment losses were recorded as of April 30, 2025 and 2024.
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	Useful Life	As of April 30,
	(in months)	2025	2024
Leasehold improvements	*	$82,510	$71,867
Computer equipment	36	6,065	4,936
Office furniture and equipment	60	15,520	14,479
Capital work-in progress	NA	960	12,122
Property and equipment-gross		105,055	103,404
Less accumulated depreciation		(25,757)	(14,773)
Property and equipment—net		$79,298	$88,631
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NA = Not Applicable
Capital work-in progress primarily consisted of costs related to various leasehold improvements in connection with leased space that is not considered available for use and has not yet been placed into service.
Depreciation and amortization expense related to property and equipment was $12.2 million, $11.5 million, and $5.0 million for the fiscal years ended April 30, 2025, 2024 and 2023, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following (in thousands):

	As of April 30,
	2025	2024
Accrued bonus	$37,468	$31,530
Accrued vacation	4,950	4,317
Accrued payroll taxes and benefits	2,033	3,636
Accrued commission	7,244	2,826
ESPP contributions	1,593	1,409
Other	580	545
Accrued compensation and employee benefits	$53,868	$44,263

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	As of April 30,
	2025	2024
Accrued general expenses	$3,785	$2,140
Operating lease liabilities, current	4,795	3,226
Accrued professional services	7,323	2,082
Accrued cloud hosting services	4,718	643
Accrued taxes payable	3,258	621
Other	2,416	814
Accrued and other current liabilities	$26,295	$9,526

6.Leases
The Company leases its facilities for office space under non-cancellable operating leases with various expiration dates through the fiscal year ending April 30, 2033. Certain lease agreements include options to renew or terminate the applicable lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. The lease commencement date was determined as the date when the landlord delivered the leased space to the Company. Accordingly, the first two phases of the lease commenced in the quarter ended January 31, 2022, the third phase of the lease commenced in the quarter ended October 31, 2022, the fourth phase of the lease commenced in the quarter ended April 30, 2023, the fifth phase of the lease commenced in the quarter ended July 31, 2023, the sixth phase of the lease commenced in the quarter ended January 31, 2024, and the seventh and final phase of the lease commenced in the quarter ended July 31, 2024. The Company recorded $1.3 million of lease liability in other long-term liabilities and corresponding right-of-use asset in other assets, non-current in the consolidated balance sheets related to the seventh phase of the lease.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of total lease costs, including variable lease costs, for the fiscal years ended April 30, 2025, 2024 and 2023 were as follows (in thousands):

	Fiscal Year Ended April 30,
Lease Costs	2025	2024	2022
Operating lease costs	$5,555	$4,995	$8,359
Short term lease costs	1,691	1,537	1,624
Variable lease costs	4,623	3,959	3,494
Sublease income	(108)	(105)	(26)
Total lease costs, net	$11,761	$10,387	$13,451
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

	Fiscal Year Ended April 30,
	2025	2024	2023
Cash payments included in the measurement of operating lease liabilities – operating cash flows	$8,174	$6,136	$5,250
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$1,016	$1,833	$(5,589)
Right-of-use assets obtained in exchange for lease obligations arising from lease modifications	$—	$—	$3,093
The following table presents the lease balances within the consolidated balance sheets, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases (in thousands):

		As of April 30,
Operating leases		2025	2024
Right-of-use assets	Other assets, non-current	$19,321	$18,664
Lease liabilities, current	Other current liabilities	4,795	3,226
Lease liabilities, non-current	Other long-term liabilities	55,495	55,599
Total operating lease liabilities		$60,290	$58,825

	As of April 30,
Operating leases	2025	2024
Weighted average remaining lease term (in years)	7.9	8.9
Weighted average discount rate	8.6%	8.0%

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum payments under lease obligations as of April 30, 2025 were as follows (in thousands):

As of April 30, 2025
Fiscal 2026	$9,833
Fiscal 2027	10,387
Fiscal 2028	10,706
Fiscal 2029	11,012
Fiscal 2030 and thereafter	46,415
Total future minimum lease payments	88,353
Less: Tenant improvement allowance	(3,176)
Less: Imputed interest	(24,887)
Total operating lease liabilities	$60,290
7. Commitments and Contingencies
Non-cancellable Commitments
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties. As of April 30, 2025, the Company had remaining purchase commitments of $427.5 million related to cloud hosting and associated services and $111.5 million related to professional services due over the next one to five years. The Company incurred costs totaling $117.1 million, $43.1 million, and $8.3 million during the fiscal years ended April 30, 2025, 2024, and 2023 respectively, under these arrangements.
C3.ai DTI Grants
In February 2020, the Company entered into an agreement establishing the C3.ai Digital Transformation Institute (“C3.ai DTI”), a program established to attract many of the world’s leading research institutions to join in a coordinated and innovative effort to advance the digital transformation of business, government, and society. As part of the agreement, the Company has agreed to issue grants to C3.ai DTI, which are subject to compliance with certain obligations. As of April 30, 2024, the total potential remaining contributions were $31.6 million. The Company did not make any contributions in fiscal year ended April 30, 2025. The agreement expired in February 2025, and no further contributions are owed.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Six putative shareholder derivative actions have been filed: (1) Suri v. Siebel et al. (22-cv-03031) filed on May 23, 2022 in the U.S. District Court for the Northern District of California; (2) Rabasca v. Siebel et al. (23-cv-1566) filed on April 3, 2023 in the U.S. District Court for the Northern District of California; (3) Vo v. Siebel et al. (23-cv-428) filed on April 19, 2023 in the U.S. District Court for the District of Delaware; (4) Lanfair v. Siebel et al. (24-cv-01869) filed on March 26, 2024 in the U.S. District Court for the Northern District of California; (5) Pankow v. Siebel et al. (2024-0530-NAC) on May 15, 2024 in the Chancery Court of Delaware; and (6) Rosenfeld v. Siebel et al. (2024-0698) on June 28, 2024 in the Chancery Court of Delaware. In these cases, the plaintiffs assert claims on the Company’s behalf against certain of the Company’s current and former officers and directors for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, gross mismanagement, corporate waste, abuse of control, unjust enrichment, and violations of the Securities Exchange Act of 1934 based on allegations similar to those in the securities class action. In all six cases, the Company is named as a nominal defendant. The derivative complaints seek unspecified damages, disgorgement of profits from board member stock sales, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, Suri was stayed pending resolution of the Reckstin case. On August 3, 2023, Vo was transferred to the U.S. District Court for the Northern District of California (3:23-cv-03895). On August 30, 2023, the Vo action was stayed on the same terms as the Suri action. On December 21, 2023, Rabasca was stayed on the same terms as Suri, and both Rabasca and Vo were consolidated with Suri. On July 1, 2024, Lanfair was consolidated with Suri and stayed on the same terms. The Pankow and Rosenfeld actions have not been consolidated with the Suri action but were stayed on November 13, 2024 and January 15, 2025 respectively. The Company has not yet been required to answer the complaints in any of the derivative actions.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 27, 2024, the Company filed a lawsuit in the Court of Rome, Italy against Enel Global Services S.r.l. and any involved corporate affiliates (“Enel”). The claims in the suit against Enel include misappropriation of trade secrets under Articles 98 and 99 of the Italian Industrial Property Code and breach of contract. In this action, the Company seeks compensatory damages in the amount of €2.1 billion, equitable and other relief, as well as fees and costs. The Company has also filed a report of criminal misconduct with Italian law enforcement under Article 623 of the Italian Criminal Code. The Company is evaluating other legal venues to fully redress its claims. On December 23, 2024, Enel initiated two lawsuits against the Company in Rome, claiming ownership of two of C3’s patent applications filed in the European Patent Office. The motions to stay were granted. Since any legal action is unpredictable, it is difficult to quantify the potential recoveries, associated potential costs, and timeline associated with resolution of this matter. Any gain on this matter is considered a gain contingency and will be recognized in the period in which the award is realized or realizable.
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
8. Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of April 30, 2025, there were no shares of Preferred Stock issued or outstanding.
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
As of April 30, 2025, the number of shares of Class A common stock available for issuance was 6,225,512 under the 2020 Incentive Plan. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan. There was an automatic annual increase on May 1, 2024 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to seven percent (7%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2024.

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
A summary of the Company’s option activity during the periods indicated was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2023	34,696	$12.75	6.45	$175,907
Options granted	829	30.11
Options exercised	(3,033)	33.84
Options cancelled	(1,164)	13.58
Balance as of April 30, 2024	31,328	$13.97	5.68	$268,167
Options granted	1,187	23.43
Options exercised	(3,425)	5.97
Options cancelled	(613)	23.13
Balance as of April 30, 2025	28,477	$15.13	5.01	$195,923
Vested and exercisable as of April 30, 2025	24,235	$12.60	4.60	$228,053
Vested and expected to vest as of April 30, 2025	28,477	$15.13	5.01	$195,923
The weighted average grant date fair value of options granted during the fiscal years ended April 30, 2025, 2024 and 2023 was $13.49, $16.70 and $7.88, respectively. Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised during the fiscal years ended April 30, 2025, 2024 and 2023 was $94.1 million, $89.7 million and $24.4 million, respectively. The total grant date fair value of options vested during the fiscal years ended April 30, 2025, 2024 and 2023 was $34.7 million, $34.7 million and $49.9 million, respectively.
As of April 30, 2025 and 2024, there was $56.1 million and $79.6 million, respectively, of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 2.0 years and 2.2 years, respectively.
The grant-date fair value of the options issued for the fiscal years ended April 30, 2025, 2024 and 2023 are estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Fiscal Year Ended April 30,
	2025	2024	2023
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	66.2%	63.2%	46.3%
Expected term (years)	6.1	6.1	6.5
Risk-free interest rate	3.6%	4.1%	3.9%
Restricted Stock Units
The Company’s RSUs include time-based RSUs and PRSUs.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Time-based RSUs
The time-based RSUs are typically subject to service-based vesting conditions satisfied over five years with one-fifth of the award vesting after the first-year anniversary and one-twentieth of the award vesting quarterly thereafter. The related stock-based compensation is recognized on a straight-line basis over the requisite service period. For the fiscal year ended April 30, 2025, 2024 and 2023, the Company recognized stock-based compensation expense of $142.2 million, $130.6 million and $134.8 million, respectively, associated with such time-based RSUs.
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
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the fiscal years ended April 30, 2025, 2024 and 2023, the Company recorded stock-based compensation expense of $3.8 million, $5.4 million and $2.1 million, respectively, related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.
A summary of the Company’s RSU activities and related information is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2023	21,146	$21.32
RSUs granted	8,422	33.40
RSUs vested	(6,248)	24.94
RSUs forfeited	(4,037)	26.85
Unvested Balance as of April 30, 2024	19,283	$24.26
RSUs granted	14,731	28.43
RSUs vested	(6,478)	27.39
RSUs forfeited	(3,762)	27.33
Unvested Balance as of April 30, 2025	23,774	$25.99
As of April 30, 2025 and 2024, there was $562.9 million and $422.6 million, respectively, of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.7 years and 3.7 years, respectively.
In fiscal year 2025 and 2024, the Compensation Committee approved the payment of fiscal year 2024 and 2023 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 751,927 and 532,842 shares of Class A common stock pursuant to this program during the fiscal years ended April 30, 2025 and 2024, respectively.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

Fiscal Year Ended April 30,
	2025	2024	2023
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	56.2 - 79.8%	54.5 - 73.3%	47.8 - 61.4%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.40 - 2.0
Risk-free interest rate	3.56 - 4.6%	4.7 - 5.5%	4.1 - 4.9%

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal years ended April 30, 2025, 2024 and 2023, the Company recognized $6.9 million, $5.4 million and $3.7 million, respectively, of stock-based compensation expense related to the 2020 ESPP. During the fiscal years ended April 30, 2025, 2024 and 2023, the Company’s employees purchased 697,498, 863,412 and 310,784, respectively, shares of its Class A common stock under the 2020 ESPP. As of April 30, 2025 and 2024, there was $11.2 million and $2.7 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods. As of April 30, 2025 and 2024, 5,588,711 and 5,049,150, respectively, shares of Class A common stock were available for future issuance under the 2020 ESPP.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s consolidated statements of operations (in thousands):

	Fiscal Year Ended April 30,
	2025	2024	2023
Cost of subscription	$30,480	$34,032	$21,417
Cost of professional services	3,180	1,288	2,220
Sales and marketing	83,960	71,751	71,389
Research and development	71,629	72,036	90,217
General and administrative	41,739	36,654	31,299
Total stock-based compensation expense	$230,988	$215,761	$216,542
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the fiscal years ended April 30, 2025 and 2024, the Company recognized $41.9 million and $38.8 million respectively, of stock-based compensation expense associated with these programs, of which $37.5 million and $31.2 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets as of April 30, 2025 and 2024, respectively. Upon settlement, this amount will be reflected under common stock and additional paid-in capital in the consolidated statements of stockholders’ equity.
10. Income Taxes
The components of the Company’s net loss before provision for income taxes for the fiscal years ended April 30, 2025, 2024 and 2023 were as follows (in thousands):

	Fiscal Year Ended April 30,
	2025	2024	2023
Domestic	$(291,153)	$(282,036)	$(270,280)
Foreign	3,427	3,132	2,116
Net loss before provision for income taxes	$(287,726)	$(278,904)	$(268,164)

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company’s provision for income taxes for the fiscal years ended April 30, 2025, 2024 and 2023 were as follows (in thousands):

	Fiscal Year Ended April 30,
	2025	2024	2023
Current expense
Federal	$—	$—	$—
State	273	293	306
Foreign	670	499	369
Total	943	792	675
Deferred expense
Federal	—	—	—
State	—	—	—
Foreign	33	—	—
Total	33	—	—
Total provision for income taxes	$976	$792	$675
The reconciliation of U.S. federal statutory rate to the Company’s effective tax rate was follows (in thousands):

	Fiscal Year Ended April 30,
	2025	2024	2023
Expected benefit at federal statutory rate	$(60,422)	$(58,570)	$(56,314)
State tax expense—net of federal benefit	272	292	306
Impact of foreign operations	(156)	(158)	(75)
Federal research and development credit	(3,562)	(3,087)	(2,489)
Change in valuation allowance	64,770	66,556	32,481
Stock-based compensation	(1,072)	(5,001)	25,806
Meals and entertainment	228	207	95
Other permanent items	918	553	865
Total provision for income taxes	$976	$792	$675
The difference in the Company’s effective tax rate and the U.S. federal statutory tax rate is primarily due to recording a full valuation allowance on the Company’s U.S. deferred tax assets.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred tax assets and liabilities as of April 30, 2025 and 2024 were as follows (in thousands):

	As of April 30,
	2025	2024
Deferred tax assets
Accrued payroll	$7,483	$5,542
Other accruals & reserves	3,423	5,933
Operating lease liability	13,696	13,433
Deferred revenue	1,354	1,643
Net operating losses	179,554	141,157
R&D tax credit	20,396	15,001
Stock based compensation	15,710	13,263
Capitalized R&D expenditure	93,759	72,140
Other	362	626
Gross deferred tax assets	335,737	268,738
Valuation allowance	(320,939)	(252,682)
Total deferred tax assets	14,798	16,056
Deferred tax liabilities
Prepaid expenses	(1,774)	(1,986)
Depreciation	(8,635)	(9,808)
Operating lease right-of-use assets	(4,389)	(4,262)
Total deferred tax liabilities	(14,798)	(16,056)
Net deferred tax assets (liabilities)	$—	$—
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its net deferred tax assets, the Company considers all available evidence, including cumulative losses since inception and expected future losses and as such, management does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the U.S. and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements. The valuation allowance as of April 30, 2025 and 2024 was $320.9 million and $252.7 million, respectively. The increase of $68.2 million in the Company’s valuation allowance compared to the prior fiscal year was primarily due to an increase in deferred tax assets arising from net operating loss and capitalized R&D expenses.
As of April 30, 2025 and 2024, the Company had net operating loss carryforwards for federal income tax purposes of approximately $764.7 million and $599.3 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning in year 2029. Federal research and development tax credit carryforwards of approximately $25.9 million, will expire beginning in 2026 if not utilized. Federal charitable contribution carryforwards of approximately $14.2 million will expire beginning in 2032 if not utilized. Federal capital loss carryforwards of approximately $1.0 million will begin to expire in 2026 if not utilized.
In addition, as of April 30, 2025 and 2024, the Company had net operating loss carryforwards for state income tax purposes of approximately $310.7 million and $249.3 million, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in the year 2029. The Company had state research and development tax credit carryforwards of approximately $18.9 million. The state research and development tax credits do not expire. State capital loss carryforwards of approximately $0.4 million will begin to expire in 2026 if not utilized.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in thousands):

	As of April 30,
	2025	2024
Balance as of May 1	$16,548	$11,369
Increases for tax positions related to the prior year	70	—
Increases for tax positions related to the current year	5,943	5,179
Balance as of April 30	$22,561	$16,548
As of April 30, 2025, $0.2 million of unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2025, the Company had immaterial cumulative interest and penalties related to unrecognized tax benefits. As of April 30, 2024, the Company had no cumulative interest and penalties related to unrecognized tax benefits. The Company does not anticipate a significant change in the unrecognized tax benefits over the next 12 months.
11. Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for fiscal years ended April 30, 2025, 2024 and 2023. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Fiscal Year Ended April 30,
	2025	2024	2023
Numerator
Net loss attributable to common stockholders	$(288,702)	$(279,696)	$(268,839)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	129,089	119,362	109,851
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares	$(2.24)	$(2.34)	$(2.45)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	Fiscal Year Ended April 30,
	2025	2024	2023
Stock options	28,477	31,371	34,844
RSUs	23,774	19,283	21,146
ESPP	1,349	731	1,525

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
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $10.6 million, and $75.5 million during the fiscal years ended April 30, 2024 and 2023, respectively. The Company recognized professional services revenue from Baker Hughes of $5.8 million and $16.8 million during the during the fiscal years ended April 30, 2024 and 2023, respectively.
The Company recognized sales and marketing expenses related to Baker Hughes of $0.8 million and $14.0 million (inclusive of amortization of $0.8 million and $4.9 million, respectively, of deferred commissions) for the fiscal years ended April 30, 2024 and 2023, respectively. The Company paid sales commission of nil and $16.0 million during the fiscal years ended April 30, 2024 and 2023 respectively, related to this arrangement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of April 30, 2025 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of April 30, 2025.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which is included on the following page.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C3.ai, Inc. and subsidiaries (the “Company”) as of April 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2025, of the Company and our report dated June 23, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 23, 2025

ITEM 9B. OTHER INFORMATION
During the three months ended April 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Merel Witteveen Senior Vice President, Operations	Adoption	March 28, 2025	X		97,890	—	December 31, 2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
Appointment of Officer
On June 16, 2025, Rob Schilling was appointed as the Company’s Executive Vice President and Chief Commercial Officer, overseeing all customer-facing operations. Mr. Schilling brings decades of experience in technical enterprise sales to the Company. Most recently, he was the Senior Vice President of ERP Sales for Oracle’s North America Applications division, guiding enterprise customers in service industries towards the value of Oracle’s cloud application suite. Prior to Oracle, Mr. Schilling was CEO at SpaceTime, through its acquisition by Nokia, where he oversaw development, strategy, and sales for IoT, Analytics, and Applications as GVP of Nokia Software. Prior to that, he held Senior Vice President & General Manager roles at SAP. Mr. Schilling holds a Bachelor’s degree from the University of California, Santa Barbara.
In connection with his appointment as Executive Vice President and Chief Commercial Officer, the Company and Mr. Schilling have entered into an offer letter, pursuant to which Mr. Schilling will receive an annual base salary of $600,000 per year, and an annual target bonus opportunity of $1,400,000. In addition, subject to the approval of the Company’s Board of Directors (“Board”), Mr. Schilling will receive an award under the Company’s 2020 Equity Incentive Plan of restricted stock units (“RSUs”) having an approximate value of $25,000,000, which will vest over a five-year period.
Additionally, subject to the approval of the Board, on September 30, 2025, Mr. Schilling will be granted a number of RSUs having an approximate value on such date equivalent to 29,004 shares of Oracle Corporation (“Oracle”) common stock. These RSUs will represent the right to be issued an equivalent number of shares of Class A Common Stock of the Company upon vesting of the RSUs. This grant will immediately vest on the date of grant, subject to Mr. Schilling remaining employed by the Company through the date of grant.
There are no arrangements or understandings between Mr. Schilling and any other persons pursuant to which he was selected as Executive Vice President and Chief Commercial Officer. There are no family relationships between Mr. Schilling and any director or executive officer of the Company, and there are no transactions between Mr. Schilling and the Company that would be required to be reported under Item 404(a) of Regulation S-K.
The foregoing description is qualified in its entirety by reference to Mr. Schilling’s offer letter with the Company, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending July 31, 2025.
Section 16 Officer Transition
In connection with Mr. Schilling’s appointment, as of June 16, 2025, Mr. Schilling began supervising Alliances. In her role of managing Alliances, Merel Witteveen, our Senior Vice President, Operations, now reports to Mr. Schilling. Ms. Witteveen will continue to perform marketing responsibilities and continue to report to Mr. Siebel, our Chairman and Chief Executive Officer, with respect to these responsibilities.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, or our 2025 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended April 30, 2025, and is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference as indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-250082	3.4	November 30, 2020
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-250082	4.1	November 30, 2020
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated August 15, 2019.	S-1/A	333-250082	4.2	November 23, 2020
4.2.1	Amendment to Registration Rights Agreement and Waiver of Registration Rights and Notice by and among the Registrant and certain of its stockholders, dated December 3, 2020.	10-K	001-39744	4.2.1	June 25, 2021
4.3	Voting Agreement by and among the Registrant, Thomas M. Siebel and Patricia A. House, dated January 15, 2015.	S-1	333-250082	4.3	November 13, 2020
4.4	Description of Capital Stock of the Registrant.	10-K	001-39744	4.4	June 25, 2021
10.1+	C3.ai, Inc. 2020 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-39744	10.1	December 7, 2023
10.2+	C3.ai, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-250082	10.3	November 30, 2020
10.3+	Revised Offer Letter by and between the Registrant and Edward Y. Abbo, dated July 15, 2011.	S-1	333-250082	10.6	November 13, 2020
10.4*+	Special Advisor Agreement by and between the Registrant and Jim Hagemann Snabe, dated March 31, 2025
10.5+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-8	333-253944	10.1	March 5, 2021

10.6	Lease by and between the Registrant and Google LLC (as successor-in-interest to VII Pac Shores Investors, LLC), dated October 28, 2011.	S-1	333-250082	10.7	November 13, 2020
10.6.1	First Amendment to Lease by and between the Registrant and Google LLC, dated April 4, 2017.	S-1	333-250082	10.8	November 13, 2020
10.6.2	Second Amendment to Lease by and between the Registrant and Google LLC, dated November 7, 2017.	S-1	333-250082	10.9	November 13, 2020
10.6.3	Third Amendment to Lease by and between the Registrant and Google LLC, dated August 25, 2021.	10-Q	001-39744	10.1	December 2, 2021
10.6.4	Fourth Amendment to Lease by and between the Registrant and Google LLC, dated April 6, 2022.	10-K	001-39744	10.9.4	June 23, 2022
10.6.5	Sublease by and between the Registrant and First Virtual Group, Inc., dated February 21, 2023.	10-Q	001-39744	10.1	March 3, 2023
10.7#	Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 6, 2019.	S-1	333-250082	10.10	November 13, 2020
10.7.1#	First Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated September 26, 2019.	S-1	333-250082	10.11	November 13, 2020
10.7.2#	Second Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 1, 2020.	S-1	333-250082	10.12	November 13, 2020
10.7.3	Third Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated October 31, 2021.	10-Q	001-39744	10.4	December 2, 2021
10.8#	Office Lease by and between the Registrant and DWF IV 1400-1500 Seaport Blvd. LLC dated August 25, 2021.	10-Q	001-39744	10.2	December 2, 2021
10.9+	Offer Letter by and between the Company and Hitesh Lath, dated February 28, 2024.	10-Q	001-39744	10.1	February 29, 2024
10.10+	Offer Letter by and between the Company and Merel Witteven, dated August 8, 2024	10-Q	001-39744	10.1	September 5, 2024
19.1*	C3.ai Inc. Insider Trading Policy (as Amended and Restated February 17, 2025)
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	C3.ai, Inc. Incentive Compensation Recoupment Policy	10-K	001-39744	97.1	June 18, 2024

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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

C3.ai, Inc.

Date: June 23, 2025	By:	/s/ Thomas M. Siebel
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

Signature	Title	Date

/s/ Thomas M. Siebel
Thomas M. Siebel	Chief Executive Officer and Chairman of the Board	June 23, 2025
(Principal Executive Officer)

/s/ Hitesh Lath
Hitesh Lath	Senior Vice President and Chief Financial Officer	June 23, 2025
(Principal Financial and Accounting Officer)

/s/ Lisa A. Davis
Lisa A. Davis	Director	June 23, 2025

/s/ Richard C. Levin
Richard C. Levin	Director	June 23, 2025

/s/ Michael G. McCaffery
Michael G. McCaffery	Director	June 23, 2025

/s/ Alan Murray
Alan Murray	Director	June 23, 2025

/s/ Condoleezza Rice
Condoleezza Rice	Director	June 23, 2025

/s/ Bruce Sewell
Bruce Sewell	Director	June 23, 2025

/s/ Jim H. Snabe
Jim H. Snabe	Director	June 23, 2025

/s/ KR Sridhar
KR Sridhar	Director	June 23, 2025

/s/ Stephen M. Ward, Jr.
Stephen M. Ward, Jr.	Director	June 23, 2025

/s/ General John Hyten, Ret.
General John Hyten, Ret.	Director	June 23, 2025

/s/ Kenneth A. Goldman
Kenneth A. Goldman	Director	June 23, 2025