Form 10-Q
period 2025-07-31
C3.ai, Inc.
filed 2025-09-09
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 28, 2025, the registrant had outstanding 134,349,704 shares of Class A common stock and 3,499,992 shares of Class B common stock.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q and those elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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
We may also use our X (formerly Twitter) (@C3_AI), and LinkedIn (@C3-AI-Enterprise-AI) accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our SEC filings, our website, webcasts, press releases, and conference calls. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

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
•The transition of our CEO and our ability to retain key members of our senior management may impact the successful execution of our business strategy.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	July 31, 2025	April 30, 2025
Assets
Current assets
Cash and cash equivalents	$80,941	$164,358
Marketable securities	630,957	578,330
Accounts receivable, net of allowance of $877 and $877 as of July 31, 2025 and April 30, 2025, respectively	113,925	137,226
Prepaid expenses and other current assets	25,290	24,338
Total current assets	851,113	904,252
Property and equipment, net	76,600	79,298
Goodwill	625	625
Other assets, non-current	40,401	41,707
Total assets	$968,739	$1,025,882
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,084	$15,160
Accrued compensation and employee benefits	45,396	53,868
Deferred revenue, current	28,948	36,561
Accrued and other current liabilities	24,863	26,295
Total current liabilities	111,291	131,884
Deferred revenue, non-current	985	—
Other long-term liabilities	57,639	55,695
Total liabilities	169,915	187,579
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock	133	130
Class B common stock	3	3
Additional paid-in capital	2,294,166	2,216,284
Accumulated other comprehensive (loss) income	(74)	521
Accumulated deficit	(1,495,404)	(1,378,635)
Total stockholders’ equity	798,824	838,303
Total liabilities and stockholders’ equity	$968,739	$1,025,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2025	2024
Revenue
Subscription	$60,301	$73,456
Professional services	9,960	13,757
Total revenue	70,261	87,213
Cost of revenue
Subscription	41,481	33,292
Professional services	2,336	1,755
Total cost of revenue	43,817	35,047
Gross profit	26,444	52,166
Operating expenses
Sales and marketing	62,513	52,125
Research and development	64,651	52,927
General and administrative	24,099	19,700
Total operating expenses	151,263	124,752
Loss from operations	(124,819)	(72,586)
Interest income	8,218	10,003
Other income (expense), net	132	28
Loss before provision for income taxes	(116,469)	(62,555)
Provision for income taxes	300	272
Net loss	$(116,769)	$(62,827)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.86)	$(0.50)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	135,375	124,979
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2025	2024
Net loss	$(116,769)	$(62,827)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(595)	931
Unrealized loss on derivative instruments, net of tax	—	(87)
Comprehensive loss	$(117,364)	$(61,983)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended July 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2025	133,938	$133	$2,216,284	$521	$(1,378,635)	$838,303
Issuance of Class A common stock upon exercise of stock options, net of repurchases	266	—	1,286	—	—	1,286
Vesting of early exercised Class A common stock options	—	—	5	—	—	5
Vesting of restricted stock units	2,657	3	22,038	—	—	22,041
Stock-based compensation expense	—	—	54,553	—	—	54,553
Other comprehensive loss	—	—	—	(595)	—	(595)
Net loss	—	—	—	—	(116,769)	(116,769)
Balance as of July 31, 2025	136,861	$136	$2,294,166	$(74)	$(1,495,404)	$798,824

	Three Months Ended July, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	123,706	$123	$1,963,726	$(563)	$(1,089,933)	$873,353
Issuance of Class A common stock upon exercise of stock options, net of repurchases	430	1	3,124	—	—	3,125
Vesting of early exercised Class A common stock options	—	—	105	—	—	105
Shares withheld related to net share settlement of equity awards	(107)	—	(2,945)	—	—	(2,945)
Vesting of restricted stock units	2,176	2	22,278	—	—	22,280
Stock-based compensation expense	—	—	40,986	—	—	40,986
Other comprehensive income	—	—	—	844	—	844
Net loss	—	—	—	—	(62,827)	(62,827)
Balance as of July 31, 2024	126,205	$126	$2,027,274	$281	$(1,152,760)	$874,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(116,769)	$(62,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	3,415	3,119
Non-cash operating lease cost	88	85
Stock-based compensation expense	64,775	54,683
Accretion of discounts on marketable securities	(2,811)	(3,936)
Other	262	98
Changes in operating assets and liabilities
Accounts receivable	23,302	(10,037)
Prepaid expenses, other current assets and other assets	(230)	1,604
Accounts payable	(2,931)	20,033
Accrued compensation and employee benefits	3,343	(1,755)
Operating lease liabilities	2,187	(498)
Other liabilities	(1,538)	6,138
Deferred revenue	(6,628)	1,335
Net cash (used in) provided by operating activities	(33,535)	8,042
Cash flows from investing activities:
Purchases of property and equipment	(760)	(924)
Purchases of marketable securities	(206,492)	(230,924)
Maturities and sales of marketable securities	156,081	190,298
Net cash used in investing activities	(51,171)	(41,550)
Cash flows from financing activities:
Proceeds from exercise of Class A common stock options	1,289	3,127
Taxes paid related to net share settlement of equity awards	—	(2,945)
Net cash provided by financing activities	1,289	182
Net decrease in cash, cash equivalents and restricted cash	(83,417)	(33,326)
Cash, cash equivalents and restricted cash at beginning of period	176,924	179,712
Cash, cash equivalents and restricted cash at end of period	$93,507	$146,386
Cash and cash equivalents	$80,941	$133,820
Restricted cash included in other assets, non-current	12,566	12,566
Total cash, cash equivalents and restricted cash	$93,507	$146,386
Supplemental disclosure of cash flow information—cash paid for income taxes	$452	$292
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$201	$301
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$(166)	$1,345
Vesting of early exercised stock options	$5	$105
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
Basis of Presentation and Principles of Consolidation
The Company prepares its unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, which was filed with the SEC on June 23, 2025.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2025, the results of operations for the three months ended July 31, 2025, and cash flows for the three months ended July 31, 2025. The results of operations for the three months ended July 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Information
The Company has identified its Chief Executive Officer (“CEO”) as the chief operating decision maker (“CODM”), who manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODM utilizes consolidated GAAP and non-GAAP measures of profit and loss to evaluate the Company’s financial performance, allocate resources and make key operating decisions. Further, the CODM reviews and utilizes functional expenses (GAAP and non-GAAP cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other items included in GAAP and non-GAAP consolidated net income (loss) are interest income, other income (expense), net and the provision for income taxes, which are reflected in the consolidated statements of operations.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2025, which was filed with the SEC on June 23, 2025. There have been no significant changes to these policies during the three months ended July 31, 2025.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220) Disaggregation of Income Statement Expenses (“ASU 2024-03”), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. The Company is required to adopt the guidance in the fourth quarter of fiscal 2028, though early adoption permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) to introduce a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective beginning in the first quarter of fiscal 2027 on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended July 31,
	2025	2024
North America (1)	$64,408	$77,128
Europe, the Middle East and Africa (1)	5,619	9,390
Asia Pacific (1)	21	247
Rest of World (1)	213	448
Total revenue	$70,261	$87,213
__________________
(1)The United States comprised 91% and 87% of the Company’s revenue for the three months ended July 31, 2025 and 2024, respectively. No other country comprised 10% or greater of the Company’s revenue for the three months ended July 31, 2025 or 2024.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single performance obligation within the context of the contract and are generally satisfied over time. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer. Revenue from such software licenses was $17.9 million and $12.6 million during the three months ended July 31, 2025 and 2024, respectively.
Total professional services revenue comprised of (in thousands):

	Three Months Ended July 31,
	2025	2024
Prioritized engineering services	$8,663	$10,649
Service fees	1,297	3,108
Total professional services revenue	$9,960	$13,757
Deferred Revenue
As of July 31, 2025 and April 30, 2025, the Company’s deferred revenue balances were $29.9 million and $36.6 million, respectively. Revenue of $23.6 million and $25.2 million was recognized during the three months ended July 31, 2025 and 2024, respectively, that was included in the deferred revenue balances as of April 30, 2025 and 2024, respectively.
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
Revenue expected to be recognized from remaining performance obligations was approximately $223.2 million as of July 31, 2025, which includes $67.4 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. Approximately $121.3 million is expected to be recognized over the next 12 months and a majority of the remaining amount is expected to be recognized over the next 13 to 48 months.
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. Three separate Customer-Entities accounted for 14%, 13% and 11% of revenue for the three months ended July 31, 2025. One Customer-Entity accounted for 23% of revenue for the three months ended July 31, 2024. One Customer-Entity accounted for 15% of accounts receivable at July 31, 2025. Three separate Customer-Entities accounted for 15%, 14% and 12% of accounts receivable at April 30, 2025.
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts receivable by considering various factors, including the age of each outstanding invoice, customer type, the collection history of each customer, historical write-off experience, current and near-term macroeconomic conditions and uncertainties. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. Accounts receivable included unbilled receivables as of July 31, 2025 and April 30, 2025 of $50.6 million and $40.2 million, respectively.

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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of July 31, 2025				As of April 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$50,155	$—	$—	$50,155	$87,872	$—	$—	$87,872
Commercial paper	—	7,854	—	7,854	—	29,122	—	29,122
Corporate debt securities	—	—	—	—	—	1,015	—	1,015
Available-for-sale marketable securities:
U.S. treasury securities	—	29,776	—	29,776	—	15,482	—	15,482
Certificates of deposit	—	85,981	—	85,981	—	76,518	—	76,518
U.S. government agencies securities	—	62,038	—	62,038	—	57,138	—	57,138
Commercial paper	—	135,971	—	135,971	—	113,787	—	113,787
Corporate debt securities	—	317,191	—	317,191	—	315,405	—	315,405
Total cash equivalents and available-for-sale marketable securities	$50,155	$638,811	$—	$688,966	$87,872	$608,467	$—	$696,339
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of July 31, 2025				As of April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$50,155	$—	$—	$50,155	$87,872	$—	$—	$87,872
Commercial paper	7,854	—	—	7,854	29,122	—	—	29,122
Corporate debt securities	—	—	—	—	1,015	—	—	1,015
Available-for-sale marketable securities:
U.S. treasury securities	29,789	—	(13)	29,776	15,478	4	—	15,482
Certificates of deposit	85,981	—	—	85,981	76,518	—	—	76,518
U.S. government agencies securities	62,117	24	(103)	62,038	56,990	157	(9)	57,138
Commercial paper	135,971	—	—	135,971	113,787	—	—	113,787
Corporate debt securities	317,171	234	(214)	317,191	315,034	502	(131)	315,405
Total cash equivalents and available-for-sale marketable securities	$689,038	$258	$(330)	$688,966	$695,816	$663	$(140)	$696,339
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of July 31, 2025		As of April 30, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$481,267	$481,387	$455,613	$455,956
After one year through five years	149,762	149,570	122,194	122,374
Total	$631,029	$630,957	$577,807	$578,330

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	As of July 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$(13)	$25,780	$—	$—	$(13)	$25,780
U.S. government agencies securities	$(103)	$42,983	$—	$—	$(103)	$42,983
Commercial paper	—	930	—	—	—	930
Corporate debt securities	(214)	114,410	—	—	(214)	114,410
Total	$(330)	$184,103	$—	$—	$(330)	$184,103

	As of April 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$2,468	$—	$—	$—	$2,468
U.S. government agencies securities	(9)	7,973	—	—	(9)	7,973
Commercial paper	—	1,823	—	—	—	1,823
Corporate debt securities	(129)	62,899	(2)	9,847	(131)	72,746
Total	$(138)	$75,163	$(2)	$9,847	$(140)	$85,010
As of July 31, 2025, the Company had 146 marketable securities in an unrealized loss position. As of April 30, 2025, the Company had 88 marketable securities that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The decline in fair value below amortized cost basis was not considered other-than-temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no significant credit-related impairment losses were recorded as of July 31, 2025.
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at July 31, 2025 and April 30, 2025 (in thousands):

	Useful Life	As of July 31,	As of April 30,
	(in months)	2025	2025
Leasehold improvements	*	$82,688	$82,510
Computer equipment	36	6,334	6,065
Office furniture and equipment	60	15,772	15,520
Capital work-in-progress	NA	909	960
Property and equipment, gross		105,703	105,055
Less: accumulated depreciation and amortization		(29,103)	(25,757)
Property and equipment, net		$76,600	$79,298
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
Depreciation and amortization expense related to property and equipment was $3.4 million and $2.9 million for the three months ended July 31, 2025 and 2024, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at July 31, 2025 and April 30, 2025 (in thousands):

	As of July 31,	As of April 30,
	2025	2025
Accrued bonus	$25,277	$37,468
Accrued vacation	5,211	4,950
Accrued payroll taxes and benefits	3,631	2,033
Accrued commissions	6,529	7,244
ESPP contributions	4,106	1,593
Other	642	580
Accrued compensation and employee benefits	$45,396	$53,868
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at July 31, 2025 and April 30, 2025 (in thousands):

	As of July 31,	As of April 30,
	2025	2025
Accrued general expenses	$2,435	$3,785
Operating lease liabilities, current	4,930	4,795
Accrued professional services	8,669	7,323
Accrued cloud hosting services	4,954	4,718
Accrued taxes payable	2,437	3,258
Other	1,438	2,416
Accrued and other current liabilities	$24,863	$26,295
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties. As of July 31, 2025, the Company had remaining purchase commitments of $409.6 million related to cloud hosting and associated services and $96.9 million related to professional services due over the next one to five years. The Company incurred costs totaling $39.0 million and $19.2 million during the three months ended July 31, 2025 and 2024, respectively, under these arrangements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Leases
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. The lease commencement date was determined as the date when the landlord delivered the leased space to the Company. Accordingly, the first two phases of the lease commenced in the quarter ended January 31, 2022, the third phase of the lease commenced in the quarter ended October 31, 2022, the fourth phase of the lease commenced in the quarter ended April 30, 2023, the fifth phase of the lease commenced in the quarter ended July 31, 2023, the sixth phase of the lease commenced in the quarter ended January 31, 2024, and the seventh and final phase of the lease commenced in the quarter ended July 31, 2024. During the quarter ended July 31, 2025, there was remeasurement of right-of-use assets and liabilities related to phase three and seven of the lease due to changes in the timing of receipt of lease incentives. As a result, the lease liability for these phases was reduced to $6.3 million and the right-of-use asset correspondingly was reduced to $5.4 million.
Legal Proceedings
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint names as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleges that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleges that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleges that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. Plaintiffs seek unspecified damages, interest, fees and costs. All defendants moved to dismiss Plaintiffs’ amended complaint on May 1, 2023. On June 30, 2023, Plaintiffs voluntarily dismissed the underwriter defendants. On February 22, 2024, the court granted the motion to dismiss on all claims except for portions of the alleged violations of Section 11 and Section 15. Plaintiffs filed a second amended complaint on April 4, 2024. Defendants filed motions to dismiss on May 17, 2024. Plaintiffs filed an opposition brief on July 15, 2024. While the motions were pending, Plaintiffs filed a motion to amend their second amended complaint on September 27, 2024 to add new factual allegations. On February 13, 2025, the Court granted Plaintiffs’ motion to amend, and the Plaintiffs filed their third amended complaint on February 14, 2025. On March 25, 2025, Defendants filed a motion to dismiss the third amended complaint. On June 6, 2025, the Court took the motion under submission.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On August 22, 2025, a putative securities class action complaint (captioned John Liggett Sr. v. C3.ai, Inc. et al., Case No. 3:25-cv-7129) was filed in the U.S. District Court for the Northern District of California against the Company, Mr. Siebel, our Executive Chairman, and our chief financial officer. The complaint alleges that the defendants made false and materially misleading statements during February to July 2025, regarding the status of the health of Mr. Siebel and its impact on the Company’s business operations. The complaint asserts causes of action for violations of 1) Sections 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5, and 2) Section 20(a) of the Exchange Act. The plaintiff seeks to represent a class of investors who acquired C3.ai securities between February 26, 2025 and August 8, 2025. The complaint requests unspecified damages and other relief. The defendants have not filed a response to the complaint.
On August 29, 2025, a putative shareholder derivative complaint (captioned Dennis Jaffee v. C3.ai, Inc. et al., Case No. 3:25-cv-7334) was filed in the U.S. District Court for the Northern District of California against Mr. Siebel, our Executive Chairman, our chief financial officer, and members of our board of directors. The complaint names the Company as a nominal defendant. In the complaint, the plaintiff asserts causes of action on the Company’s behalf based on allegations similar to those in the complaint filed in John Liggett Sr. v. C3.ai, Inc. et al. The plaintiff seeks an award of unspecified damages to the Company, recovery of attorneys’ fees and other costs and expenses, corporate governance reforms, and other relief. The defendants have not filed a response to the complaint.
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
On February 27, 2024, the Company filed a lawsuit in the Court of Rome, Italy against Enel Global Services S.r.l. and any involved corporate affiliates (“Enel”). The claims in the suit against Enel include misappropriation of trade secrets under Articles 98 and 99 of the Italian Industrial Property Code and breach of contract. In this action, the Company seeks compensatory damages in the amount of €2.1 billion, equitable and other relief, as well as fees and costs. The parties have submitted briefs to the court to prepare for the pretrial conference scheduled for September 18, 2025. A final round of briefing is due on September 8, 2025. The Company has also filed a report of criminal misconduct with Italian law enforcement under Article 623 of the Italian Criminal Code. On December 23, 2024, Enel initiated two lawsuits against the Company in Rome, claiming ownership of two of C3’s patent applications filed in the European Patent Office. The motions to stay were granted. Because any legal action is unpredictable, it is difficult to quantify the potential recoveries, associated potential costs, and timeline associated with resolution of this matter. Any gain on this matter is considered a gain contingency and will be recognized in the period in which the award is realized or realizable.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of July 31, 2025, there were no shares of Preferred Stock issued or outstanding.
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
8.    Stock-Based Compensation
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other equity awards. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan. There was an automatic annual increase on May 1, 2025 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to seven percent (7%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2025.
Stock Options
Stock options generally expire 10 years from the date of grant, or earlier if services are terminated. Generally, each stock option for common stock is subject to a vesting schedule such that one fifth of the award vests after the first-year anniversary and one-sixtieth of the award vests each month thereafter over the remaining four years, subject to continuous service.
A summary of the Company’s option activity during the three months ended July 31, 2025 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2025	28,477	$15.13	5.01	$195,923
Options granted	55	24.72
Options exercised	(267)	4.85
Options cancelled	(49)	36.95
Balance as of July 31, 2025	28,216	$15.21	4.79	$235,602
Vested and exercisable as of July 31, 2025	24,619	$12.92	4.41	$261,947
Vested and expected to vest as of July 31, 2025	28,216	$15.21	4.79	$235,602
As of July 31, 2025, there was $48.0 million of unrecognized compensation cost related to stock options which is expected to be recognized over an estimated weighted-average period of 2.0 years.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The grant-date fair value of the options issued for the three months ended July 31, 2025 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions underlying the fair value estimation are provided in the following table:

	Three Months Ended July 31,
	2025	2024
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	68.5%	65.5%
Expected term (years)	6.5	6.5
Risk-free interest rate	3.9%	4.6%
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
PRSUs
In July 2022, the compensation committee of the board of directors (the “Compensation Committee”) approved the grant of a maximum of 1,700,000 performance-based restricted stock units (the “PRSU Award”) to the Executive Chairman pursuant to the 2020 Incentive Plan, subject to and conditioned upon the subsequent determination by the board of directors of performance metrics upon the achievement of which the PRSU Award would vest. In August 2022, the board of directors approved performance metrics in concept, subject to further action by the Compensation Committee. In December 2022, the Compensation Committee: (a) determined and approved the performance metrics, which are based on the achievement of certain total shareholder return results, as measured against certain stock price hurdles (the “Market Condition”); and (b) extended the vesting period of the PRSU Award through December 31, 2027. As an additional condition to vesting of each tranche of the PRSU Award, Mr. Siebel must remain in continuous service to the Company through a minimum service date that applies to such tranche or, if later, the date the applicable performance metric is achieved (the “Service Condition”). The grant date of the PRSU Award was established in December 2022.
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the three months ended July 31, 2025, the Company recorded stock-based compensation expense of $0.7 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s RSU activity during the three months ended July 31, 2025 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2025	23,774	$25.99
RSUs granted	8,255	24.37
RSUs vested	(2,657)	26.14
RSUs forfeited	(1,680)	27.71
Unvested Balance as of July 31, 2025	27,692	$25.39
As of July 31, 2025, there was $651.6 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.9 years.
In fiscal year 2026 and 2025, the Compensation Committee approved the payment of fiscal year 2025 and 2024 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 909,764 and 707,801 shares of Class A common stock pursuant to this program in the three months ended July 31, 2025 and 2024, respectively.
Shares issued in settlement of fully vested RSUs granted under this bonus program were issued from the 2020 Incentive Plan and reduced the shares available for issuance under the 2020 Incentive Plan.
Employee Stock Purchase Plan
During the three months ended July 31, 2025 and 2024, the Company recognized $2.0 million and $0.7 million, respectively, of stock-based compensation expense related to the 2020 ESPP. As of July 31, 2025, there was $7.6 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,
	2025	2024
Cost of subscription	$8,622	$7,694
Cost of professional services	668	714
Sales and marketing	24,181	18,833
Research and development	19,323	18,431
General and administrative	11,981	9,011
Total stock-based compensation expense	$64,775	$54,683
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the three months ended July 31, 2025, the Company recognized $10.2 million of stock-based compensation expense associated with these programs. As of July 31, 2025, $25.3 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets. Upon settlement, this amount will be reflected under common stock and additional paid-in capital in the condensed consolidated statements of stockholders’ equity.

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
The Company recorded income tax expense of $0.3 million and $0.3 million for the three months ended July 31, 2025 and 2024, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
10.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three months ended July 31, 2025 and 2024. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,
	2025	2024
Numerator
Net loss attributable to common stockholders	$(116,769)	$(62,827)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	135,375	124,979
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares	$(0.86)	$(0.50)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	As of July 31,
	2025	2024
Stock options	28,216	30,614
RSUs	27,692	20,464
ESPP	1,159	649

11.    Related Party Transactions
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended April 30, 2025 included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2025, which was filed with the Securities and Exchange Commission, or SEC, on June 23, 2025. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this report to “C3.ai,” “C3 AI,” the “Company”, “we,” “our,” “us,” or similar terms refer to C3.ai, Inc. and its subsidiaries.
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
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 86% and 84% of our total revenue in the three months ended July 31, 2025 and 2024, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment.

We primarily recognize revenue from subscriptions on a ratable basis over the contract term or on a usage basis for consumption-based arrangements. We also recognize revenue upon delivery to the customer for software licenses that do not require maintenance and support services. In addition, customers typically pay a usage-based runtime fee for production use of our C3 AI Software for specified levels of capacity. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. In the first quarter of fiscal year 2023, we introduced a consumption-based pricing model, beginning with an initial production deployment phase which may include access to the C3 Agentic AI Platform, one or more C3 AI Applications or C3 Generative AI, and C3 AI Center of Excellence, or COE support services. Following the initial production deployment period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI COE which is included as part of the subscription when purchased.
We also generate revenue from professional services, which primarily include prioritized engineering services and services fees. Professional services revenue represented 14% and 16% of our total revenue for the three months ended July 31, 2025 and 2024, respectively.
Prioritized engineering services are undertaken when a customer requests that we accelerate the design, development, and delivery of software features and functions that are planned in our future product roadmap. When we agree to this, we negotiate an agreed upon fee to accelerate the development of the software as well as other terms, such as relevant specifications. When the software feature is delivered, it becomes integrated to our core product offering, is available to all subscribers of the underlying software product, and enhances the operation of that product going forward. Such prioritized engineering services result in production-level computer software-compiled code that enhances the functionality of our production products — which is available for our customers to use over the life of their software licenses. Prioritized engineering services revenue is recognized as professional services over the period in which the software development is completed. Prioritized engineering services revenue accounted for 87% and 77% of total professional services revenue for the three months ended July 31, 2025 and 2024, respectively.
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
RPO was $223.2 million as of July 31, 2025, which includes $67.4 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. RPO was $235.1 million as of April 30, 2025.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of July 31, 2025 is comprised of $29.9 million related to deferred revenue and $193.3 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2025 was comprised of $36.6 million related to deferred revenue and $198.5 million of commitments from non-cancellable contracts.
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
We executed 28 and 52 initial production deployment agreements during the fiscal quarters ended July 31, 2025 and 2024, respectively.
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
Historically, we have had a relatively small number of customers with large total subscription contract values. As a result, revenue growth can vary significantly based on the timing of customer acquisition, changes in product mix, and contract durations, renewals, or terminations. We expect the number of customers to increase compared to prior fiscal years as organizations address the importance of digital transformation. The average total subscription contract value as well as the revenue represented by our lighthouse customers as a percentage of total revenue is decreasing and we expect them to continue to decrease as we have restructured our sales organization as described below and expanded our market-partner ecosystem to effectively address small, medium, and large enterprise sales opportunities.
We expect that we will continue to attract new customers who prefer to subscribe to the C3 Agentic AI Platform and C3 AI Applications with our consumption-based pricing model. For further discussion, see the section titled “Overview—Go-to-Market Strategy” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Restructuring of Sales and Services Organization
During the three months ended July 31, 2025, we restructured our sales and services organization to provide a more seamless, high-touch customer experience with a consistent focus on realizing significant economic benefit rapidly from each C3 AI customer engagement. However, the restructuring had a disruptive effect on our financial performance in the three months ended July 31, 2025. This disruptive effect, together with the impact of our Executive Chairman’s unanticipated health issues preventing him from participating in the sales process as actively as he had in the past, may have had a negative effect on our sales results in the three months ended July 31, 2025. Our future success and financial performance depends on the ability of our restructured sales and services organization to achieve desired productivity levels in a reasonable period of time. See “The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our C3 AI Software.” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Appointment of Chief Executive Officer and CEO Transition
On September 3, 2025, we announced that our Board of Directors appointed Stephen Ehikian to succeed Mr. Siebel as CEO, effective September 1, 2025. Mr. Ehikian is a recognized innovator in the enterprise software industry and most recently served as Acting Administrator of the U.S. General Services Administration, or GSA. Mr. Siebel plans to continue in the role of Executive Chairman. We will need to successfully transition the role of Chief Executive Officer to Mr. Ehikian and integrate Mr. Ehikian into the C3 AI organization in order to successfully execute on our business strategy. See “The transition of our CEO and our ability to retain key members of our senior management may impact the successful execution of our business strategy.” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 9% and 13% of our total revenue for the three months ended July 31, 2025 and 2024, respectively, from international customers.

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
We expect our sales and marketing expenses will increase in absolute dollar amounts as we continue to hire additional sales personnel to increase sales coverage of target industry vertical and geographic markets. Consequently, sales and marketing expense as a percent of total revenue will remain high in the near-term. As our business scales through customer expansion and market awareness, we anticipate that sales and marketing expense as a percent of total revenue will decline over time.
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
We expect to continue to invest in our existing and future product offerings. We may experience variations from period to period with our total research and development expense as a percentage of revenue as we develop and deploy new applications targeting new use cases and new industries. Over a longer horizon, we anticipate that research and development expense as a percent of total revenue will decline.
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
Our general and administrative expense may increase in absolute dollars as we continue to grow our business. We have incurred, and expect to continue to incur, additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services. We expect that general and administrative expense as a percent of total revenue will decline over the long-term as we benefit from the economies of scale of our overall business.

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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Revenue
Subscription	$60,301	$73,456
Professional services	9,960	13,757
Total revenue	70,261	87,213
Cost of revenue
Subscription (1)	41,481	33,292
Professional services (1)	2,336	1,755
Total cost of revenue	43,817	35,047
Gross profit	26,444	52,166
Operating expenses
Sales and marketing (1)	62,513	52,125
Research and development (1)	64,651	52,927
General and administrative (1)	24,099	19,700
Total operating expenses	151,263	124,752
Loss from operations	(124,819)	(72,586)
Interest income	8,218	10,003
Other income (expense), net	132	28
Loss before provision for income taxes	(116,469)	(62,555)
Provision for income taxes	300	272
Net loss	$(116,769)	$(62,827)

________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Cost of subscription	$8,622	$7,694
Cost of professional services	668	714
Sales and marketing	24,181	18,833
Research and development	19,323	18,431
General and administrative	11,981	9,011
Total stock-based compensation expense	$64,775	$54,683

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,
	2025	2024

Revenue
Subscription	86%	84%
Professional services	14	16
Total revenue	100	100
Cost of revenue
Subscription	59	38
Professional services	3	2
Total cost of revenue	62	40
Gross profit	38	60
Operating expenses
Sales and marketing	89	60
Research and development	92	61
General and administrative	34	23
Total operating expenses	215	143
Loss from operations	(178)	(83)
Interest income	12	11
Other income (expense), net	—	—
Loss before provision for income taxes	(166)	(72)
Provision for income taxes	—	—
Net loss	(166)%	(72)%

Comparison of the Three Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,		$ Change	% Change
	2025	2024
	(in thousands)
Revenue
Subscription	$60,301	$73,456	$(13,155)	(18)%
Professional services	9,960	13,757	(3,797)	(28)%
Total revenue	$70,261	$87,213	$(16,952)	(19)%
Subscription revenue accounted for 86% and 84% of our total revenue for the three months ended July 31, 2025 and 2024, respectively. Subscription revenue decreased by $13.2 million, or 18%, for the three months ended July 31, 2025, compared to the same period last year. Approximately 32% and 19%, respectively, of the total subscription revenue for the three months ended July 31, 2025 and 2024 was attributable to revenue from new customers, and the remaining 68% and 81%, respectively, was attributable to revenue from existing customers. Existing customers are those from whom revenue was recognized during the three months ended July 31, 2024.
Professional services revenue decreased by $3.8 million, or 28%, for the three months ended July 31, 2025, compared to the same period last year, predominantly due to a decrease in prioritized engineering services of $2.0 million and a decrease in professional services of $1.8 million as a result of a decrease in the number of implementation and training projects.
Cost of Revenue

	Three Months Ended July 31,		$ Change	% Change
	2025	2024
	(in thousands)
Cost of revenue
Subscription	$41,481	$33,292	$8,189	25%
Professional services	2,336	1,755	581	33%
Total cost of revenue	$43,817	$35,047	$8,770	25%
The increase in cost of subscription revenue for the three months ended July 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $7.1 million and higher data center costs of $0.3 million.
The increase in cost of professional services revenue for the three months ended July 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $0.5 million.
Gross Profit and Gross Margin

	Three Months Ended July 31,		$ Change	% Change
	2025	2024
	(in thousands)
Gross profit	$26,444	$52,166	$(25,722)	(49)%
Gross margin
Subscription	31%	55%
Professional services	77%	87%
Total gross margin	38%	60%
The decrease in total gross margin for the three months ended July 31, 2025 compared to the same period last year was driven by decline in both subscription and professional services margin.
The subscription margin for the three months ended July 31, 2025 decreased primarily due to decline in subscription revenue and higher payroll and contractor costs supporting initial production deployment projects.

The professional service margin decreased for the three months ended July 31, 2025 due to decline in prioritized engineering service projects compared to the same period last year.
Operating Expenses

	Three Months Ended July 31,		$ Change	% Change
	2025	2024
	(in thousands)
Operating expenses
Sales and marketing	$62,513	$52,125	$10,388	20%
Research and development	64,651	52,927	11,724	22%
General and administrative	24,099	19,700	4,399	22%
Total operating expenses	$151,263	$124,752	$26,511	21%
Sales and Marketing. The increase in sales and marketing expense for the three months ended July 31, 2025 compared to the same period last year was primarily due to higher payroll costs of $15.1 million as a result of additional headcount and overall costs to support the growth in our business, and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, partially offset by lower advertising and marketing costs of $6.0 million.
Research and Development. The increase in research and development expense for the three months ended July 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $9.4 million and higher data center costs of $1.4 million.
General and Administrative. The increase in general and administrative expense for the three months ended July 31, 2025 compared to the same period last year was primarily due to higher payroll costs of $4.0 million as a result of additional headcount and overall costs to support the growth in our business and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, and higher professional services costs of $0.7 million.
Interest Income

	Three Months Ended July 31,		$ Change	% Change
	2025	2024
	(in thousands)
Interest income	$8,218	$10,003	$(1,785)	(18)%
The decrease in interest income for the three months ended July 31, 2025 compared to the same period last year was primarily due to higher prevailing interest rates on our marketable securities portfolio and higher volume of investments in the three months ended July 31, 2024.
Other Income (Expense), Net

	Three Months Ended July 31,		$ Change	% Change
	2025	2024
	(in thousands)
Other income (expense), net	$132	$28	$104	371%
The increase in other income (expense), net for the three months ended July 31, 2025 compared to the same period last year was primarily due to higher foreign currency gains on the remeasurement of Euro-denominated cash and accounts receivable balances, in the three months ended July 31, 2025.

Provision for Income Taxes

	Three Months Ended July 31,		$ Change	% Change
	2025	2024
	(in thousands)
Provision for income taxes	$300	$272	$28	10%
The change in provision for income taxes for the three months ended July 31, 2025 compared to the same period last year was primarily related to foreign and state tax expense.
Non-GAAP Financial Measure
In addition to our financial results determined in accordance with generally accepted accounting principles in the United States, or GAAP, we believe free cash flow, a non-GAAP financial measure, is useful in evaluating liquidity and provides information to management and investors about our ability to fund future operating needs and strategic initiatives. We calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash used in operating activities. This non-GAAP financial measure may be different than similarly titled measures used by other companies. Additionally, the utility of free cash flow is further limited as it does not represent the total increase or decrease in our cash balances for a given period. The following table below provides a reconciliation of free cash flow to the GAAP measure of net cash used in operating activities for the periods presented.

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(33,535)	$8,042
Less:
Purchases of property and equipment	(760)	(924)
Free cash flow	$(34,295)	$7,118
Net cash used in investing activities	$(51,171)	$(41,550)
Net cash provided by financing activities	$1,289	$182
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of July 31, 2025 and April 30, 2025, we had $80.9 million and $164.4 million of cash and cash equivalents and $631.0 million and $578.3 million of marketable securities, respectively, which are available for use in current operations. Our marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $1.5 billion as of July 31, 2025. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(33,535)	$8,042
Net cash used in investing activities	$(51,171)	$(41,550)
Net cash provided by financing activities	$1,289	$182
Net decrease in cash, cash equivalents, and restricted cash	$(83,417)	$(33,326)
Operating Activities. Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for payroll and contractors costs, third-party cloud hosting costs, sales and marketing costs, and other operational costs.
During the three months ended July 31, 2025, cash used in operating activities was $33.5 million, an increase of $41.6 million compared to the same period last year. The increase was primarily attributable to an increase in cash paid for payroll and related costs, and to vendors, partially offset by an increase in cash received from customers.
Investing Activities. Net cash used in investing activities of $51.2 million for the three months ended July 31, 2025 was attributable to purchases of marketable securities of $206.5 million and capital expenditures of $0.8 million mainly related to computer equipment and servers, partially offset by maturities and sales of marketable securities of $156.1 million.
Net cash used in investing activities of $41.6 million for the three months ended July 31, 2024 was attributable to purchases of marketable securities of $230.9 million and capital expenditures of $0.9 million mainly related to the leasehold improvements associated with the new leased space, partially offset by maturities and sales of marketable securities of $190.3 million.
Financing Activities. Net cash provided by financing activities of $1.3 million during the three months ended July 31, 2025 was due to proceeds from the exercise of stock options for Class A common stock.
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
For additional information, refer to Note 6. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as disclosed in Note 6., there has been no other material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended April 30, 2025. See our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, which was filed with the SEC on June 23, 2025, for additional information regarding our contractual obligations.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the fiscal year ended April 30, 2025, which was filed with the SEC on June 23, 2025.

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
Interest Rate Risk
As of July 31, 2025, we had cash, cash equivalents, and marketable securities of $711.9 million. As of April 30, 2025, we had cash, cash equivalents, and marketable securities of $742.7 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of July 31, 2025, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For each of the three months ended July 31, 2025 and 2024, approximately 5% of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed financial statements.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $116.8 million and $62.8 million for the three months ended July 31, 2025 and 2024, respectively. As a result, we had an accumulated deficit of $1.5 billion as of July 31, 2025. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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

Further, in future periods, our revenue growth may be adversely impacted due to a number of factors, including a reduction in demand for our C3 AI Software, reduction in consumption of our C3 AI Software, increased competition, contraction of our overall market, our inability to accurately forecast demand for our C3 AI Software, or our failure, for any reason, to capitalize on growth opportunities. We experienced a decline in revenue and an increase in operating losses in the first quarter of fiscal year 2026, as compared to the previous quarter and as compared to one year prior. The results were attributed, in part, to disruption from a comprehensive restructuring of our global sales and services organizations and our Executive Chairman’s unanticipated health limitations during the quarter. Our results of operations may continue to be negatively impacted by our Executive Chairman’s ability to engage in oversight of our sales and marketing organization and/or our announced CEO transition. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business will be harmed.
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

In addition, our future success depends on our ability to sell additional subscriptions for our C3 AI Software to our existing customers, and our customers renewing their subscriptions when the contract term expires. Our customers generally have no contractual obligation to renew, upgrade, or expand their subscriptions after the terms of their existing subscriptions expire. Similarly, after completing an initial production deployment, customers do not have an obligation to continue to license our products, and we may not be able to convert initial production deployment or trial customers into customers purchasing ongoing subscriptions or continue with a monthly consumption-based fee. In addition, our customers may opt to decrease their usage of our C3 AI Software. Given our limited experience with customer renewals of our AI products and services, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and expansion commitments may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our C3 AI Software and our customer support, the frequency and severity of software and implementation errors or other reliability issues, the pricing of our subscriptions or competing solutions, changes in their IT budget, the effects of global economic conditions, and our customers’ financial circumstances, including their ability to maintain or expand their spending levels. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. If our customers do not purchase additional subscriptions, increase their usage of our software, or renew their subscriptions with us, our business, financial condition, and results of operations may be harmed.
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

The transition of our CEO and our ability to retain key members of our senior management may impact the successful execution of our business strategy.
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder and Executive Chairman, Thomas M. Siebel, is critical to our overall management, sales strategy, culture, strategic direction, engineering, and operations. In addition, Mr. Siebel is a recognized leader in information technology and is critical to the continued development of our C3 AI Software. On September 3, 2025, we announced that our Board of Directors had appointed Stephen Ehikian to succeed Mr. Siebel as CEO. Mr. Ehikian is a recognized innovator in the enterprise software industry and most recently served as Acting Administrator of the U.S. General Services Administration, or GSA. Mr. Siebel plans to continue in the role of Executive Chairman. Changes in our organization as a result of the CEO transition may have disruptive impact on our ability to implement our strategy. Until we integrate our new CEO, and unless he is able to succeed in his position, we may be unable to successfully manage and grow our business. In addition, all of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team, whether in connection with the CEO transition or otherwise, could make it more difficult to execute our business strategy and, therefore, harm our business.
The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our C3 AI Software.
Our ability to expand our customer base and achieve broader market acceptance of our C3 AI Software depends to a significant extent on our ability to continue to expand our marketing and sales operations and the effectiveness of those operations has been in the past and may in the future be negatively impacted by our Executive Chairman’s inability to actively participate in the sales process. Moreover, the effectiveness of our marketing and sales operations may be negatively impacted by the transition of the CEO role from Mr. Siebel to Mr. Ehikian. We plan to continue expanding our sales force and strategic partners, both domestically and internationally.
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
On August 8, 2025, we announced that we had restructured our global sales and services organization in the first quarter of fiscal 2026, including new leadership. This restructuring had a disruptive effect in the first quarter of fiscal 2026 and we may not realize the anticipated benefits of this restructuring. Moreover, this restructuring may exacerbate any of the risks set forth above. In addition, our business would be adversely affected if our marketing and sales efforts are not successful and generate increases in revenue that are smaller than anticipated. If our marketing and sales efforts are not effective, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.

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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies, self-regulatory schemes, standards and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead, to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, as well as potential fines and penalties, disruptions of our business operations, reputational harm; loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended July 31, 2025 and 2024, 6% and 8% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended July 31, 2025 and 2024, 6% and 5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
We have Customer-Entities in more than 15 countries, and 8% of our revenue for the three months ended July 31, 2025 was generated from customers outside of North America. As of July 31, 2025, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
The provision for taxes on our financial statements could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals such as the federal income tax legislation enacted on July 4, 2025, titled the One Big Beautiful Bill Act (“OBBBA”), other fundamental changes in law currently being considered by many countries and changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions.
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
As of July 31, 2025, our technology is protected by a broad patent portfolio, with 37 issued patents in the United States, 31 issued counterpart patents in a number of international jurisdictions, over 68 patent applications pending in the United States, and 113 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2045. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies which are maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect our ability to use every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Our patents, copyrights, trademarks, or other intellectual property rights could be challenged or invalidated by others through administrative processes or litigation. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights with risks of possible counterclaims from suspected infringers. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to replicate our C3 AI Software more effectively. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of July 31, 2025, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 18.0% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 51.4% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
FTSE Russell and Standard & Poor’s do not allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P Skullcap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, other stock indices may take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price and volume of our Class A common stock could be adversely affected.
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

As of July 31, 2025, there were outstanding options to purchase an aggregate of approximately 28,216,000 shares of our Class A common stock, and approximately 27,692,000 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended July 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Hitesh Lath Senior Vice President and Chief Financial Officer	Adoption	June 11, 2025	X		159,031	—	March 31, 2026
Robert Schilling Executive Vice President and Chief Commercial Officer	Adoption	June 18, 2025	X		***	—	March 31, 2026
Richard C. Levin Director	Adoption	June 18, 2025	X		72,000	—	June 30, 2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Covers a number of shares of the Company’s Class A common stock that may be released to Mr. Schilling upon the vesting of restricted stock unit awards on or prior to March 31, 2026. The number of shares of the Company’s Class A common stock that may be released to Mr. Schilling upon the vesting of such restricted stock awards on or prior to March 31, 2026 is not yet determinable. Moreover, the number of shares of the Company’s Class A common stock that may be sold under the plan is not yet determinable.

ITEM 6. EXHIBITS
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-250082	3.4	November 30, 2020
10.1*+	Offer Letter by and between the Company and Robert Schilling, dated June 5, 2025.	10-K	001-393744		June 23, 2025
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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
C3.ai, Inc.

Date: September 8, 2025	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Executive Chairman
(Authorized Signatory)

Date: September 8, 2025	By:	/s/ Hitesh Lath
Hitesh Lath
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)