Form 10-Q
period 2025-10-31
C3.ai, Inc.
filed 2025-12-09
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of November 24, 2025, the registrant had outstanding 137,253,289 shares of Class A common stock and 3,499,992 shares of Class B common stock.

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
We may also use our X (@C3_AI) and LinkedIn (@C3-AI-Enterprise-AI) accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our SEC filings, our website, webcasts, press releases, and conference calls. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on our investor relations website.

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
•Sales to government entities and highly regulated organizations are subject to a number of challenges and risks, including U.S. federal government shutdowns.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	October 31, 2025	April 30, 2025
Assets
Current assets
Cash and cash equivalents	$103,205	$164,358
Marketable securities	571,829	578,330
Accounts receivable, net of allowance of $897 and $877 as of October 31, 2025 and April 30, 2025, respectively	136,064	137,226
Prepaid expenses and other current assets	34,800	24,338
Total current assets	845,898	904,252
Property and equipment, net	73,681	79,298
Goodwill	625	625
Other assets, non-current	41,094	41,707
Total assets	$961,298	$1,025,882
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$35,936	$15,160
Accrued compensation and employee benefits	48,930	53,868
Deferred revenue, current	32,398	36,561
Accrued and other current liabilities	13,561	26,295
Total current liabilities	130,825	131,884
Deferred revenue, non-current	2,283	—
Other long-term liabilities	56,305	55,695
Total liabilities	189,413	187,579
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock	137	130
Class B common stock	3	3
Additional paid-in capital	2,371,034	2,216,284
Accumulated other comprehensive income	783	521
Accumulated deficit	(1,600,072)	(1,378,635)
Total stockholders’ equity	771,885	838,303
Total liabilities and stockholders’ equity	$961,298	$1,025,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Revenue
Subscription	$70,242	$81,162	$130,543	$154,618
Professional services	4,905	13,176	14,865	26,933
Total revenue	75,147	94,338	145,408	181,551
Cost of revenue
Subscription	42,945	35,038	84,426	68,330
Professional services	1,822	1,460	4,158	3,215
Total cost of revenue	44,767	36,498	88,584	71,545
Gross profit	30,380	57,840	56,824	110,006
Operating expenses
Sales and marketing	58,337	55,643	120,850	107,768
Research and development	58,352	55,715	123,003	108,642
General and administrative	25,804	21,770	49,903	41,470
Total operating expenses	142,493	133,128	293,756	257,880
Loss from operations	(112,113)	(75,288)	(236,932)	(147,874)
Interest income	7,539	9,560	15,757	19,563
Other income (expense), net	143	13	275	41
Loss before provision for income taxes	(104,431)	(65,715)	(220,900)	(128,270)
Provision for income taxes	237	257	537	529
Net loss	$(104,668)	$(65,972)	$(221,437)	$(128,799)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.75)	$(0.52)	$(1.62)	$(1.02)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	138,670	127,870	137,022	126,434
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(104,668)	$(65,972)	$(221,437)	$(128,799)
Other comprehensive income
Unrealized gain on available-for-sale marketable securities, net of tax	857	153	262	1,084
Unrealized gain on derivative instruments, net of tax	—	87	—	—
Comprehensive loss	$(103,811)	$(65,732)	$(221,175)	$(127,715)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended October 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2025	136,861	$137	$2,294,166	$(74)	$(1,495,404)	$798,824
Issuance of Class A common stock upon exercise of stock options, net of repurchases	177	—	1,692	—	—	1,692
Vesting of early exercised Class A common stock options	—	—	2	—	—	2
Vesting of restricted stock units	2,809	3	9,091	—	—	9,094
Issuance of Class A common stock under employee stock purchase plan	334	—	4,978	—	—	4,978
Stock-based compensation expense	—	—	61,105	—	—	61,105
Other comprehensive income	—	—	—	857	—	857
Net loss	—	—	—	—	(104,668)	(104,668)
Balance as of October 31, 2025	140,181	$140	$2,371,034	$783	$(1,600,072)	$771,885

	Six Months Ended October 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2025	133,938	$133	$2,216,284	$521	$(1,378,635)	$838,303
Issuance of Class A common stock upon exercise of stock options, net of repurchases	443	1	2,978	—	—	2,979
Vesting of early exercised Class A common stock options	—	—	7	—	—	7
Vesting of restricted stock units	5,466	6	31,129	—	—	31,135
Issuance of Class A common stock under employee stock purchase plan	334	—	4,978	—	—	4,978
Stock-based compensation expense		—	115,658	—	—	115,658
Other comprehensive income	—	—	—	262	—	262
Net loss	—	—	—	—	(221,437)	(221,437)
Balance as of October 31, 2025	140,181	$140	$2,371,034	$783	$(1,600,072)	$771,885

	Three Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2024	126,205	$126	$2,027,274	$281	$(1,152,760)	$874,921
Issuance of Class A common stock upon exercise of stock options, net of repurchases	634	—	1,342	—	—	1,342
Vesting of early exercised Class A common stock options	—	—	110	—	—	110
Shares withheld related to net share settlement of equity awards	(118)	—	(2,841)	—	—	(2,841)
Vesting of restricted stock units	1,682	2	1,250	—	—	1,252
Issuance of Class A common stock under employee stock purchase plan	378	—	5,009	—	—	5,009
Stock-based compensation expense	—	—	44,900	—	—	44,900
Other comprehensive income	—	—	—	240	—	240
Net loss	—	—	—	—	(65,972)	(65,972)
Balance as of October 31, 2024	128,781	$128	$2,077,044	$521	$(1,218,732)	$858,961

	Six Months Ended October 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	123,706	$123	$1,963,726	$(563)	$(1,089,933)	$873,353
Issuance of Class A common stock upon exercise of stock options, net of repurchases	1,064	1	4,467	—	—	4,468
Vesting of early exercised Class A common stock options	—	—	216	—	—	216
Shares withheld related to net share settlement of equity awards	(225)	—	(5,787)	—	—	(5,787)
Vesting of restricted stock units	3,858	4	23,528	—	—	23,532
Issuance of Class A common stock under employee stock purchase plan	378	—	5,009	—	—	5,009
Stock-based compensation expense	—	—	85,885	—	—	85,885
Other comprehensive income	—	—	—	1,084	—	1,084
Net loss	—	—	—	—	(128,799)	(128,799)
Balance as of October 31, 2024	128,781	$128	$2,077,044	$521	$(1,218,732)	$858,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(221,437)	$(128,799)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,815	6,092
Non-cash operating lease cost	155	203
Stock-based compensation expense	133,628	111,721
Accretion of discounts on marketable securities	(5,300)	(7,618)
Other	277	418
Changes in operating assets and liabilities
Accounts receivable	1,142	(30,051)
Prepaid expenses, other current assets and other assets	(3,412)	(1,993)
Accounts payable	20,987	9,294
Accrued compensation and employee benefits	1,070	(4,815)
Operating lease liabilities	1,074	(1,215)
Other liabilities	(13,150)	19,284
Deferred revenue	(1,880)	(3,172)
Net cash used in operating activities	(80,031)	(30,651)
Cash flows from investing activities:
Purchases of property and equipment	(1,146)	(1,739)
Purchases of marketable securities	(331,188)	(365,926)
Maturities and sales of marketable securities	343,251	348,750
Net cash provided by (used in) investing activities	10,917	(18,915)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock under employee stock purchase plan	4,978	5,009
Proceeds from exercise of Class A common stock options	2,983	4,472
Taxes paid related to net share settlement of equity awards	—	(5,787)
Net cash provided by financing activities	7,961	3,694
Net decrease in cash, cash equivalents and restricted cash	(61,153)	(45,872)
Cash, cash equivalents and restricted cash at beginning of period	176,924	179,712
Cash, cash equivalents and restricted cash at end of period	$115,771	$133,840
Cash and cash equivalents	$103,205	$121,274
Restricted cash included in other assets, non-current	12,566	12,566
Total cash, cash equivalents and restricted cash	$115,771	$133,840
Supplemental disclosure of cash flow information—cash paid for income taxes	$649	$534
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$227	$117
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$(166)	$1,345
Vesting of early exercised stock options	$7	$216
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2025, the results of operations for the three and six months ended October 31, 2025, and cash flows for the six months ended October 31, 2025. The results of operations for the three and six months ended October 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Information
The Company has identified its Chief Executive Officer (“CEO”) and Executive Chairman as the chief operating decision makers (“CODMs”), who manage the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODMs utilize consolidated GAAP and non-GAAP measures of profit and loss to evaluate the Company’s financial performance, allocate resources and make key operating decisions. Further, the CODMs review and utilize functional expenses (GAAP and non-GAAP cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other items included in GAAP and non-GAAP consolidated net income (loss) are interest income, other income (expense), net and the provision for income taxes, which are reflected in the consolidated statements of operations.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2025, which was filed with the SEC on June 23, 2025. There have been no significant changes to these policies during the three and six months ended October 31, 2025.
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
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). The amendment in this ASU modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. The amendment is effective beginning in the first quarter of fiscal 2029 on a prospective, retrospective or modified transition basis, with early adoption permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
North America (1)	$71,813	$84,343	$136,221	$161,471
Europe, the Middle East and Africa (1)	2,951	9,581	8,570	18,971
Asia Pacific (1)	—	14	21	261
Rest of World (1)	383	400	596	848
Total revenue	$75,147	$94,338	$145,408	$181,551
__________________
(1)The United States comprised 95% and 87% of the Company’s revenue for the three months ended October 31, 2025 and 2024, respectively, and 93% and 87% of the Company’s revenue for the six months ended October 31, 2025 and 2024, respectively. No other country comprised 10% or greater of the Company’s revenue for the three and six months ended October 31, 2025 or 2024.
Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single performance obligation within the context of the contract and are generally satisfied over time. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer. Revenue from such software licenses was $21.9 million and $19.2 million during the three months ended October 31, 2025 and 2024, respectively, and $39.8 million and $31.8 million during the six months ended October 31, 2025 and 2024, respectively.
Total professional services revenue comprised of (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Prioritized engineering services	$3,941	$9,661	$12,604	$20,310
Service fees	964	3,515	2,261	6,623
Total professional services revenue	$4,905	$13,176	$14,865	$26,933
Deferred Revenue
As of October 31, 2025 and April 30, 2025, the Company’s deferred revenue balances were $34.7 million and $36.6 million, respectively. Revenue of $30.8 million and $35.9 million was recognized during the six months ended October 31, 2025 and 2024, respectively, that was included in the deferred revenue balances as of April 30, 2025 and 2024, respectively.
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
Revenue expected to be recognized from remaining performance obligations was approximately $232.5 million as of October 31, 2025, which includes $56.1 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. Approximately $136.0 million is expected to be recognized over the next 12 months and a majority of the remaining amount is expected to be recognized over the next 13 to 48 months.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. One Customer-Entity accounted for 13% of revenue for the three months ended October 31, 2025. Two separate Customer-Entities accounted for 18% and 13% of revenue for the three months ended October 31, 2024. One Customer-Entity accounted for 12% of revenue for the six months ended October 31, 2025. Two separate Customer-Entities accounted for 20% and 14%, respectively, of revenue for the six months ended October 31, 2024. One Customer-Entity accounted for 10% of accounts receivable at October 31, 2025. Three separate Customer-Entities accounted for 15%, 14% and 12% of accounts receivable at April 30, 2025.
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts receivable by considering various factors, including the age of each outstanding invoice, customer type, the collection history of each customer, historical write-off experience, current and near-term macroeconomic conditions and uncertainties. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. Accounts receivable included unbilled receivables as of October 31, 2025 and April 30, 2025 of $62.8 million and $40.2 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of October 31, 2025				As of April 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$60,064	$—	$—	$60,064	$87,872	$—	$—	$87,872
Commercial paper	—	15,220	—	15,220	—	29,122	—	29,122
Corporate debt securities	—	239	—	239	—	1,015	—	1,015
Available-for-sale marketable securities:
U.S. treasury securities	—	14,817	—	14,817	—	15,482	—	15,482
Certificates of deposit	—	71,691	—	71,691	—	76,518	—	76,518
U.S. government agencies securities	—	71,950	—	71,950	—	57,138	—	57,138
Commercial paper	—	116,181	—	116,181	—	113,787	—	113,787
Corporate debt securities	—	297,190	—	297,190	—	315,405	—	315,405
Total cash equivalents and available-for-sale marketable securities	$60,064	$587,288	$—	$647,352	$87,872	$608,467	$—	$696,339

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
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of October 31, 2025				As of April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$60,064	$—	$—	$60,064	$87,872	$—	$—	$87,872
Commercial paper	15,220	—	—	15,220	29,122	—	—	29,122
Corporate debt securities	239	—	—	239	1,015	—	—	1,015
Available-for-sale marketable securities:
U.S. treasury securities	14,808	9	—	14,817	15,478	4	—	15,482
Certificates of deposit	71,691	—	—	71,691	76,518	—	—	76,518
U.S. government agencies securities	71,791	169	(10)	71,950	56,990	157	(9)	57,138
Commercial paper	116,181	—	—	116,181	113,787	—	—	113,787
Corporate debt securities	296,573	641	(24)	297,190	315,034	502	(131)	315,405
Total cash equivalents and available-for-sale marketable securities	$646,567	$819	$(34)	$647,352	$695,816	$663	$(140)	$696,339
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of October 31, 2025		As of April 30, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$435,300	$435,671	$455,613	$455,956
After one year through five years	135,744	136,158	122,194	122,374
Total	$571,044	$571,829	$577,807	$578,330

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	As of October 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government agencies securities	$(3)	$5,089	$(7)	$11,218	$(10)	$16,307
Corporate debt securities	(13)	20,882	(11)	15,830	(24)	36,712
Total	$(16)	$25,971	$(18)	$27,048	$(34)	$53,019

	As of April 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$2,468	$—	$—	$—	$2,468
U.S. government agencies securities	(9)	7,973	—	—	(9)	7,973
Commercial paper	—	1,823	—	—	—	1,823
Corporate debt securities	(129)	62,899	(2)	9,847	(131)	72,746
Total	$(138)	$75,163	$(2)	$9,847	$(140)	$85,010
As of October 31, 2025, the Company had 45 marketable securities in an unrealized loss position. As of April 30, 2025, the Company had 88 marketable securities that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The decline in fair value below amortized cost basis was not considered other-than-temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no significant credit-related impairment losses were recorded as of October 31, 2025.
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at October 31, 2025 and April 30, 2025 (in thousands):

	Useful Life	As of October 31,	As of April 30,
	(in months)	2025	2025
Leasehold improvements	*	$82,771	$82,510
Computer equipment	36	6,712	6,065
Office furniture and equipment	60	15,798	15,520
Capital work-in-progress	NA	831	960
Property and equipment, gross		106,112	105,055
Less: accumulated depreciation and amortization		(32,431)	(25,757)
Property and equipment, net		$73,681	$79,298
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation and amortization expense related to property and equipment was $3.3 million and $2.9 million for the three months ended October 31, 2025 and 2024, respectively, and $6.7 million and $5.8 million for the six months ended October 31, 2025 and 2024, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at October 31, 2025 and April 30, 2025 (in thousands):

	As of October 31,	As of April 30,
	2025	2025
Accrued bonus	$31,247	$37,468
Accrued vacation	5,339	4,950
Accrued payroll taxes and benefits	3,192	2,033
Accrued commissions	6,586	7,244
ESPP contributions	1,724	1,593
Other	842	580
Accrued compensation and employee benefits	$48,930	$53,868
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at October 31, 2025 and April 30, 2025 (in thousands):

	As of October 31,	As of April 30,
	2025	2025
Accrued general expenses	$835	$3,785
Operating lease liabilities, current	5,174	4,795
Accrued professional services	4,793	7,323
Accrued cloud hosting services	921	4,718
Accrued taxes payable	1,771	3,258
Other	67	2,416
Accrued and other current liabilities	$13,561	$26,295
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties. As of October 31, 2025, the Company had remaining purchase commitments of $402.1 million related to cloud hosting and associated services and $83.2 million related to professional services due over the next one to five years. The Company incurred costs totaling $21.6 million and $25.6 million during the three months ended October 31, 2025 and 2024, respectively, and $60.6 million and $44.8 million during the six months ended October 31, 2025 and 2024, respectively, under these arrangements.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Legal Proceedings
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint named as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleged that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleged that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleged that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. All defendants moved to dismiss Plaintiffs’ amended complaint on May 1, 2023. On June 30, 2023, Plaintiffs voluntarily dismissed the underwriter defendants. On February 22, 2024, the court granted the motion to dismiss on all claims except for portions of the alleged violations of Section 11 and Section 15. Plaintiffs filed a second amended complaint on April 4, 2024. Defendants filed motions to dismiss on May 17, 2024. Plaintiffs filed an opposition brief on July 15, 2024. While the motions were pending, Plaintiffs filed a motion to amend their second amended complaint on September 27, 2024 to add new factual allegations. On February 13, 2025, the Court granted Plaintiffs’ motion to amend, and the Plaintiffs filed their third amended complaint on February 14, 2025. Plaintiffs seek unspecified damages, interest, fees and costs. On March 25, 2025, Defendants filed a motion to dismiss the third amended complaint. On June 6, 2025, the Court took the motion under submission.
Six putative shareholder derivative actions have been filed based on allegations similar to those in the Reckstin case: (1) Suri v. Siebel et al. (22-cv-03031) filed on May 23, 2022 in the U.S. District Court for the Northern District of California; (2) Rabasca v. Siebel et al. (23-cv-1566) filed on April 3, 2023 in the U.S. District Court for the Northern District of California; and (3) Vo v. Siebel et al. (23-cv-428) filed on April 19, 2023 in the U.S. District Court for the District of Delaware; and (4) Lanfair v. Siebel et al. (24-cv-01869) filed on March 26, 2024 in the U.S. District Court for the Northern District of California; (5) Pankow v. Siebel et al. (2024-0530-NAC) on May 15, 2024 in the Chancery Court of Delaware; and (6) Rosenfeld v. Siebel et al. (2024-0698) on June 28, 2024 in the Chancery Court of Delaware. In these cases, the plaintiffs assert claims on the Company’s behalf against certain of the Company’s current and former officers and directors for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, gross mismanagement, corporate waste, abuse of control, unjust enrichment, and violations of the Securities Exchange Act of 1934. In all six cases, the Company is named as a nominal defendant. The derivative complaints seek unspecified damages, disgorgement of profits from board member stock sales, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, Suri was stayed pending resolution of the Reckstin case. On August 3, 2023, Vo was transferred to the U.S. District Court for the Northern District of California (3:23-cv-03895). On August 30, 2023, the Vo action was stayed on the same terms as the Suri action. On December 21, 2023, Rabasca was stayed on the same terms as Suri, and both Rabasca and Vo were consolidated with Suri. On July 1, 2024, Lanfair was consolidated with Suri and stayed on the same terms. The Pankow and Rosenfeld actions have not been consolidated with the Suri action but were stayed on November 13, 2024 and January 15, 2025 respectively. The Company has not yet been required to answer the complaints in any of the derivative actions.
On August 22, 2025, a putative securities class action complaint (captioned John Liggett Sr. v. C3.ai, Inc. et al., Case No. 3:25-cv-7129) (“the Liggett case”) was filed in the U.S. District Court for the Northern District of California against the Company, Mr. Siebel, our Executive Chairman, and our chief financial officer. The complaint alleges that the defendants made false and materially misleading statements during February to July 2025, regarding the status of the health of Mr. Siebel and its impact on the Company’s business operations. The complaint asserts causes of action for violations of 1) Sections 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5, and 2) Section 20(a) of the Exchange Act. The plaintiff seeks to represent a class of investors who acquired C3.ai securities between February 26, 2025 and August 8, 2025. The complaint requests unspecified damages and other relief. The defendants have not filed a response to the complaint.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three putative shareholder derivative actions have been filed based on allegations similar to those in the Liggett case: 1) Jaffee v. Siebel et al. (25-cv-7334) filed on August 29, 2025 in the U.S. District Court for the Northern District of California; (2) Steffens v. Siebel et al. (25-cv-7669) filed on September 9, 2025 in the U.S. District Court for the Northern District of California; and (3) Fernicola v. Siebel et al. (25-cv-7750) filed on September 11, 2025 in the U.S. District Court for the District of California. In these cases, the plaintiffs assert claims on the Company’s behalf against Mr. Siebel, our Executive Chairman, our chief financial officer, and members of our board of directors. All three complaints name the Company as a nominal defendant. All three of the complaints seek unspecified damages to the Company, recovery of attorneys’ fees and other costs and expenses, corporate governance reforms, and other relief. On October 3, 2025, the cases were consolidated. On November 7, 2025, the cases were stayed pending resolution of the Liggett case.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of October 31, 2025, there were no shares of Preferred Stock issued or outstanding.
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
In September 2025, the Company’s board of directors adopted the C3.ai, Inc. 2025 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other stock-based awards as permitted by the Inducement Plan. The Board has reserved 5,000,000 shares of the Company’s Class A Common Stock for issuance pursuant to awards granted under the Inducement Plan. Awards under the Inducement Plan may be granted only to persons who satisfy the standards for “employment inducement awards” under Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of October 31, 2025, a total of 2,576,959 shares of common stock remained available for issuance under the Inducement Plan.
Stock Options
Stock options generally expire 10 years from the date of grant, or earlier if services are terminated. Generally, each stock option for common stock is subject to a vesting schedule such that one fifth of the award vests after the first-year anniversary and one-sixtieth of the award vests each month thereafter over the remaining four years, subject to continuous service.
A summary of the Company’s option activity during the six months ended October 31, 2025 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2025	28,477	$15.13	5.01	$195,923
Options granted	1,601	18.05
Options exercised	(443)	6.73
Options cancelled	(127)	30.32
Balance as of October 31, 2025	29,508	$15.35	4.80	$65,803
Vested and exercisable as of October 31, 2025	25,412	$13.38	4.24	$106,730
Vested and expected to vest as of October 31, 2025	29,508	$15.35	4.80	$65,803
As of October 31, 2025, there was $57.5 million of unrecognized compensation cost related to stock options which is expected to be recognized over an estimated weighted-average period of 2.9 years.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The grant-date fair value of the options issued for the six months ended October 31, 2025 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The assumptions underlying the fair value estimation are provided in the following table:

Six Months Ended October 31,
	2025	2024
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	68.5 - 69.4%	65.5 - 66.2%
Expected term (years)	5.8 - 6.5	6.0 - 6.5
Risk-free interest rate	3.8 - 4.0%	3.5 - 4.6%
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
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the six months ended October 31, 2025, the Company recorded stock-based compensation expense of $1.0 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s RSU activity during the six months ended October 31, 2025 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2025	23,774	$25.99
RSUs granted	11,320	22.52
RSUs vested	(5,466)	23.71
RSUs forfeited	(3,578)	27.79
Unvested Balance as of October 31, 2025	26,050	$24.71
As of October 31, 2025, there was $592.9 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.7 years.
In fiscal year 2026 and 2025, the Compensation Committee approved the payment of fiscal year 2025 and 2024 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 951,779 and 750,591 shares of Class A common stock pursuant to this program in the six months ended October 31, 2025 and 2024, respectively.
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
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

Six Months Ended October 31,
	2025	2024
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	63.9 - 64.9%	56.2 - 75.3%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.5 - 3.8%	3.6 - 4.6%

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the six months ended October 31, 2025 and 2024, the Company recognized $4.3 million and $2.3 million, respectively, of stock-based compensation expense related to the 2020 ESPP. As of October 31, 2025, there was $10.3 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Cost of subscription	$9,960	$7,827	$18,582	$15,521
Cost of professional services	439	484	1,107	1,198
Sales and marketing	25,687	20,802	49,868	39,635
Research and development	20,084	17,999	39,407	36,430
General and administrative	12,683	9,926	24,664	18,937
Total stock-based compensation expense	$68,853	$57,038	$133,628	$111,721
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the six months ended October 31, 2025, the Company recognized $17.0 million of stock-based compensation expense associated with these programs. As of October 31, 2025, $30.7 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets. Upon settlement, this amount will be reflected under common stock and additional paid-in capital in the condensed consolidated statements of stockholders’ equity.
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
The Company recorded income tax expense of $0.2 million and $0.3 million for the three months ended October 31, 2025 and 2024, respectively, and $0.5 million and $0.5 million for the six months ended October 31, 2025 and 2024, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
10.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three and six months ended October 31, 2025 and 2024. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Numerator
Net loss attributable to common stockholders	$(104,668)	$(65,972)	$(221,437)	$(128,799)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	138,670	127,870	137,022	126,434
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares	$(0.75)	$(0.52)	$(1.62)	$(1.02)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	As of October 31,
	2025	2024
Stock options	29,508	30,938
RSUs	26,050	20,479
ESPP	1,330	1,075
11.    Related Party Transactions
Sublease Arrangement
On February 21, 2023, the Company entered into a sublease agreement (the “Sublease”) with First Virtual Group, Inc. (the “Subtenant”), whereby the Company agreed to sublease to the Subtenant approximately 3,130 square feet of space located in Redwood City, California (the “Subleased Space”). The Company previously entered into a lease (the “Original Lease”) with DWF IV 1400-1500 Seaport Blvd, LLC dated August 25, 2021 for approximately 283,013 square feet of office space split between two office towers, including the Subleased Space. Thomas M. Siebel, Executive Chairman of the Company, serves as Chairman of the Subtenant. The term of the Sublease commenced on February 1, 2023. The Sublease was automatically renewed on October 1, 2023 and will be automatically renewed for successive one year periods thereafter unless the Subtenant notifies the Company of its election to terminate the Sublease, up to the expiration date of the Original Lease. The monthly base rent for the Sublease is equal to the rate per square foot paid by the Company as stated in the Original Lease. The monthly base rent the Subtenant pays was approximately $8,608 through September 30, 2023, increasing annually thereafter. In addition to base rent, the Subtenant is responsible for its allocated share of costs incurred and expenditures made by the Company in the operation and management of the Subleased Space.

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
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 93% and 86% of our total revenue in the three months ended October 31, 2025 and 2024, respectively, and 90% and 85% of our total revenue in the six months ended October 31, 2025 and 2024. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment.

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
We also generate revenue from professional services, which primarily include prioritized engineering services and services fees. Professional services revenue represented 7% and 14% of our total revenue for the three months ended October 31, 2025 and 2024, respectively, and 10% and 15% of our total revenue in the six months ended October 31, 2025 and 2024, respectively.
Prioritized engineering services are undertaken when a customer requests that we accelerate the design, development, and delivery of software features and functions that are planned in our future product roadmap. When we agree to this, we negotiate an agreed upon fee to accelerate the development of the software as well as other terms, such as relevant specifications. When the software feature is delivered, it becomes integrated to our core product offering, is available to all subscribers of the underlying software product, and enhances the operation of that product going forward. Such prioritized engineering services result in production-level computer software-compiled code that enhances the functionality of our production products — which is available for our customers to use over the life of their software licenses. Prioritized engineering services revenue is recognized as professional services over the period in which the software development is completed. Prioritized engineering services revenue accounted for 80% and 73% of total professional services revenue for the three months ended October 31, 2025 and 2024, respectively, and 85% and 75% of our total professional services revenue in the six months ended October 31, 2025 and 2024, respectively.
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
RPO was $232.5 million as of October 31, 2025, which includes $56.1 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. RPO was $235.1 million as of April 30, 2025.
RPO represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Our RPO as of October 31, 2025 is comprised of $34.7 million related to deferred revenue and $197.8 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2025 was comprised of $36.6 million related to deferred revenue and $198.5 million of commitments from non-cancellable contracts.
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
We executed 20 and 36 initial production deployment agreements during the fiscal quarters ended October 31, 2025 and 2024, respectively.
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

Restructuring of Sales and Services Organization
During the three months ended July 31, 2025, we restructured our sales and services organization to provide a more seamless, high-touch customer experience with a consistent focus on realizing significant economic benefit rapidly from each C3 AI customer engagement. However, the restructuring has had a disruptive effect on our financial performance. This disruptive effect, together with onboarding of new leadership, and the impact of our Executive Chairman’s unanticipated health issues preventing him from participating in the sales process as actively as he had in the past, may have had and may continue to have a negative effect on our sales results. Our future success and financial performance depends on the ability of our restructured sales and services organization to achieve desired productivity levels in a reasonable period of time. See “The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our C3 AI Software.” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
The value of our innovations is evident in the benefits customers are realizing as adoption grows. In fiscal year 2026, we continue to have strong customer demand, and adoption, in diverse use cases, including operator assistance, intelligence analysis, complex documentation drafting, and customer service.
We further differentiated our Generative and Agentic AI offerings by introducing C3 AI Agentic Process Automation in September 2025. C3 AI Agentic Process Automation is designed to provide intelligent, reliable automation for enterprise processes with minimal human intervention. C3 AI Agentic Process Automation goes beyond scripted rules, combining rules-based automation with the reasoning capabilities of AI agents to encapsulate entire business and operational processes. Agentic workflows can be declared using natural language, no code required, and workflows can be executed on a schedule, on-demand, or on-event.
We also introduced a Deep Research Agent to handle complex, long-form tasks such as document generation. The Deep Research Agent organizes work into two phases: a Research Phase, where a Research Lead identifies gaps and assigns tasks to multiple Researcher Agents with configurable toolkits; and a Documentation Phase, where a Document Lead and Writer synthesize findings into comprehensive drafts. This parallel, multi-agent workflow accelerates research and supports high-quality outputs with minimal manual effort.
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

International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by increasing our direct sales team in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 5% and 13% of our total revenue for the three months ended October 31, 2025 and 2024, respectively, and 7% and 13% of our total revenue for the six months from ended October 31, 2025 and 2024, respectively, international customers.
Impact of Macroeconomic Conditions
Our business and financial condition have been, and may continue to be, impacted by adverse macroeconomic conditions and uncertainties, including U.S. federal government shutdowns, labor shortages, supply chain disruptions, inflation, higher interest rates, and fluctuations or volatility in capital markets, which are causing customers to optimize consumption, rationalize budgets, and prioritize cash flow management.
Our business and financial results may be adversely affected by other macroeconomic conditions, including geopolitical instability, potential future U.S. federal government shutdowns, delays in budget approvals, or increased tariffs or global trade tensions. These and other market risks could have unforeseen and negative impacts on our operations and performance.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue
Subscription	$70,242	$81,162	$130,543	$154,618
Professional services	4,905	13,176	14,865	26,933
Total revenue	75,147	94,338	145,408	181,551
Cost of revenue
Subscription (1)	42,945	35,038	84,426	68,330
Professional services (1)	1,822	1,460	4,158	3,215
Total cost of revenue	44,767	36,498	88,584	71,545
Gross profit	30,380	57,840	56,824	110,006
Operating expenses
Sales and marketing (1)	58,337	55,643	120,850	107,768
Research and development (1)	58,352	55,715	123,003	108,642
General and administrative (1)	25,804	21,770	49,903	41,470
Total operating expenses	142,493	133,128	293,756	257,880
Loss from operations	(112,113)	(75,288)	(236,932)	(147,874)
Interest income	7,539	9,560	15,757	19,563
Other income (expense), net	143	13	275	41
Loss before provision for income taxes	(104,431)	(65,715)	(220,900)	(128,270)
Provision for income taxes	237	257	537	529
Net loss	$(104,668)	$(65,972)	$(221,437)	$(128,799)

________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of subscription	$9,960	$7,827	$18,582	$15,521
Cost of professional services	439	484	1,107	1,198
Sales and marketing	25,687	20,802	49,868	39,635
Research and development	20,084	17,999	39,407	36,430
General and administrative	12,683	9,926	24,664	18,937
Total stock-based compensation expense	$68,853	$57,038	$133,628	$111,721

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

Revenue
Subscription	93%	86%	90%	85%
Professional services	7	14	10	15
Total revenue	100	100	100	100
Cost of revenue
Subscription	57	37	58	38
Professional services	2	2	3	2
Total cost of revenue	60	39	61	39
Gross profit	40	61	39	61
Operating expenses
Sales and marketing	78	59	83	59
Research and development	78	59	85	60
General and administrative	34	23	34	23
Total operating expenses	190	141	203	143
Loss from operations	(149)	(80)	(164)	(82)
Interest income	10	10	11	11
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(139)	(70)	(153)	(72)
Provision for income taxes	—	—	—	—
Net loss	(139)%	(70)%	(153)%	(72)%

Comparison of the Three and Six Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Revenue
Subscription	$70,242	$81,162	$(10,920)	(13)%	$130,543	$154,618	$(24,075)	(16)%
Professional services	4,905	13,176	(8,271)	(63)%	14,865	26,933	(12,068)	(45)%
Total revenue	$75,147	$94,338	$(19,191)	(20)%	$145,408	$181,551	$(36,143)	(20)%
Subscription revenue accounted for 93% and 86% of our total revenue for the three months ended October 31, 2025 and 2024, respectively. Subscription revenue decreased by $10.9 million, or 13%, for the three months ended October 31, 2025, compared to the same period last year. Approximately 37% and 24%, respectively, of the total subscription revenue for the three months ended October 31, 2025 and 2024 was attributable to revenue from new customers, and the remaining 63% and 76%, respectively, was attributable to revenue from existing customers. Existing customers are those from whom revenue was recognized during the three months ended October 31, 2024.
Subscription revenue accounted for 90% and 85% of our total revenue for the six months ended October 31, 2025 and 2024, respectively. Subscription revenue decreased by $24.1 million, or 16%, for the six months ended October 31, 2025, compared to the same period last year. Approximately 29% and 19%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 71% and 81%, respectively, was attributable to revenue from existing customers for the six months ended October 31, 2025 and 2024, respectively. Existing customers are those from whom revenue was recognized during the six months ended October 31, 2024.
Professional services revenue decreased by $8.3 million, or 63%, for the three months ended October 31, 2025, compared to the same period last year, predominantly due to a decrease in prioritized engineering services of $5.7 million and a decrease in professional services of $2.6 million as a result of a decrease in the number of service, consulting, and training projects for C3 AI Platform and C3 AI Application customers.
Professional services revenue decreased by $12.1 million, or 45%, for the six months ended October 31, 2025, compared to the same period last year, predominantly due to a decrease in prioritized engineering services of $7.7 million and a decrease in professional services of $4.4 million as a result of a decrease in the number of service, consulting, and training projects for C3 AI Platform and C3 AI Application customers.
Cost of Revenue

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Cost of revenue
Subscription	$42,945	$35,038	$7,907	23%	$84,426	$68,330	$16,096	24%
Professional services	1,822	1,460	362	25%	4,158	3,215	943	29%
Total cost of revenue	$44,767	$36,498	$8,269	23%	$88,584	$71,545	$17,039	24%
The increase in cost of subscription revenue for the three months ended October 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $7.1 million.
The increase in cost of subscription revenue for the six months ended October 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $14.3 million, higher software subscription amortization of $0.9 million.
The increase in cost of professional services revenue for the three months ended October 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $0.3 million.

The increase in cost of professional services revenue for the six months ended October 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $0.8 million.

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Gross profit	$30,380	$57,840	$(27,460)	(47)%	$56,824	$110,006	$(53,182)	(48)%
Gross margin
Subscription	39%	57%			35%	56%
Professional services	63%	89%			72%	88%
Total gross margin	40%	61%			39%	61%
The decrease in total gross margin for the three months ended October 31, 2025 compared to the same period last year was driven by decline in both subscription and professional services margin. The subscription margin for the three months ended October 31, 2025 decreased primarily due to the decline in subscription revenue and higher payroll and contractor costs. The professional service margin decreased for the three months ended October 31, 2025 due to the decline in prioritized engineering service projects compared to the same period last year and higher payroll and contractor costs.
The decrease in total gross margins for the six months ended October 31, 2025 compared to the same period last year was driven by decline in both subscription and professional services margin. The subscription margin for the six months ended October 31, 2025 decreased primarily due to the decline in subscription revenue and higher payroll and contractor costs. The professional service margin decreased for the six months ended October 31, 2025 due to the decline in prioritized engineering service projects compared to the same period last year and higher payroll and contractor costs.
Operating Expenses

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Operating expenses
Sales and marketing	$58,337	$55,643	$2,694	5%	$120,850	$107,768	$13,082	12%
Research and development	58,352	55,715	2,637	5%	123,003	108,642	14,361	13%
General and administrative	25,804	21,770	4,034	19%	49,903	41,470	8,433	20%
Total operating expenses	$142,493	$133,128	$9,365	7%	$293,756	$257,880	$35,876	14%
Sales and Marketing. The increase in sales and marketing expense for the three months ended October 31, 2025 compared to the same period last year was primarily due to higher payroll costs of $7.7 million as a result of additional headcount and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, partially offset by lower advertising costs of $5.0 million.
The increase in sales and marketing expense for the six months ended October 31, 2025 compared to the same period last year was primarily due to higher payroll costs of $22.7 million as a result of increased headcount and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, higher marketing costs of $1.2 million, and higher professional services of $0.7 million, partially offset by lower advertising costs of $11.9 million.
Research and Development. The increase in research and development expense for the three months ended October 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $5.1 million, partially offset by lower data center costs of $2.9 million.
The increase in research and development expense for the six months ended October 31, 2025 compared to the same period last year was primarily due to higher payroll and contractor costs of $14.5 million.
General and Administrative. The increase in general and administrative expense for the three months ended October 31, 2025 compared to the same period last year was primarily due to higher payroll costs of $3.5 million as a result of additional headcount and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, and higher general and administrative costs of $0.6 million.

The increase in general and administrative expense for the six months ended October 31, 2025 compared to the same period last year was primarily due to higher payroll costs of $7.4 million as a result of increased headcount and increased stock-based compensation primarily related to additional equity awards granted to current and new employees and higher other general and administrative costs of $0.7 million, and higher professional services expenses of $0.9 million, partially offset by decline in corporate insurance costs of $0.5 million.
Interest Income

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Interest income	$7,539	$9,560	$(2,021)	(21)%	$15,757	$19,563	$(3,806)	(19)%
The decrease in interest income for the three and six months ended October 31, 2025 compared to the same period last year was primarily due to lower prevailing interest rates on our marketable securities portfolio and lower volume of investments in the three and six months ended October 31, 2025.
Other Income (Expense), Net

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Other income (expense), net	$143	$13	$130	1000%	$275	$41	$234	571%
The increase in other income (expense), net for the three and six months ended October 31, 2025 compared to the same period last year was primarily due to higher foreign currency gains on the remeasurement of Euro-denominated cash and accounts receivable balances, in the three and six months ended October 31, 2025.
Provision for Income Taxes

	Three Months Ended October 31,		$ Change	% Change	Six Months Ended October 31,		$ Change	% Change
	2025	2024			2025	2024
	(in thousands)				(in thousands)
Provision for income taxes	$237	$257	$(20)	(8)%	$537	$529	$8	2%
The change in provision for income taxes for the three and six months ended October 31, 2025 compared to the same period last year was primarily related to foreign and state tax expense.
Non-GAAP Financial Measure
In addition to our financial results determined in accordance with generally accepted accounting principles in the United States, or GAAP, we believe free cash flow, a non-GAAP financial measure, is useful in evaluating liquidity and provides information to management and investors about our ability to fund future operating needs and strategic initiatives. We calculate free cash flow as net cash used in operating activities less purchases of property and equipment. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash used in operating activities. This non-GAAP financial measure may be different than similarly titled measures used by other companies. Additionally, the utility of free cash flow is further limited as it does not represent the total increase or decrease in our cash balances for a given period. The following table below provides a reconciliation of free cash flow to the GAAP measure of net cash used in operating activities for the periods presented.

	Six Months Ended October 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(80,031)	$(30,651)
Less:
Purchases of property and equipment	(1,146)	(1,739)
Free cash flow	$(81,177)	$(32,390)
Net cash provided by (used in) investing activities	$10,917	$(18,915)
Net cash provided by financing activities	$7,961	$3,694
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of October 31, 2025 and April 30, 2025, we had $103.2 million and $164.4 million of cash and cash equivalents and $571.8 million and $578.3 million of marketable securities, respectively, which are available for use in current operations. Our marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $1.6 billion as of October 31, 2025. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended October 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(80,031)	$(30,651)
Net cash provided by (used in) investing activities	$10,917	$(18,915)
Net cash provided by financing activities	$7,961	$3,694
Net decrease in cash, cash equivalents, and restricted cash	$(61,153)	$(45,872)
Operating Activities. Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for payroll and contractors costs, third-party cloud hosting costs, sales and marketing costs, and other operational costs.
During the six months ended October 31, 2025, cash used in operating activities was $80.0 million, an increase of $49.4 million compared to the same period last year. The increase was primarily attributable to an increase in cash paid for payroll and related costs, and to vendors, partially offset by an increase in cash received from customers.

Investing Activities. Net cash provided by investing activities of $10.9 million for the six months ended October 31, 2025 was attributable to maturities and sales of marketable securities of $343.3 million, offset by purchases of marketable securities of $331.2 million and capital expenditures of $1.1 million mainly related to computer equipment and servers.
Net cash used in investing activities of $18.9 million for the six months ended October 31, 2024 was attributable to purchases of marketable securities of $365.9 million and capital expenditures of $1.7 million mainly related to the leasehold improvements associated with the new leased space, partially offset by maturities and sales of marketable securities of $348.8 million.
Financing Activities. Net cash provided by financing activities of $8.0 million during the six months ended October 31, 2025 was due to $5.0 million of proceeds from employee stock purchase and $3.0 million proceeds from the exercise of stock options for Class A common stock.
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
Interest Rate Risk
As of October 31, 2025, we had cash, cash equivalents, and marketable securities of $675.0 million. As of April 30, 2025, we had cash, cash equivalents, and marketable securities of $742.7 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of October 31, 2025, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For each of the three months ended October 31, 2025 and 2024, approximately 1% and 5%, respectively, and for the six months ended October 31, 2025 and 2024, approximately 3% and 5%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed financial statements.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $104.7 million and $66.0 million for the three months ended October 31, 2025 and 2024, respectively, $221.4 million and $128.8 million for the six months ended October 31, 2025 and 2024, respectively. As a result, we had an accumulated deficit of $1.6 billion as of October 31, 2025. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. While we have experienced revenue growth in recent periods, we do not know whether or when we will generate sufficient revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operates as the exclusive channel partner and reseller of our C3 AI Software in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was most recently revised in January 2023 and again in April 30, 2025. We also have strategic relationships with Microsoft, AWS, McKinsey & Company, Google Cloud, and Raytheon.
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
On August 8, 2025, we announced that we had restructured our global sales and services organization in the first quarter of fiscal 2026, including new leadership. This restructuring has had a disruptive effect on our financial performance. Moreover, this restructuring may exacerbate any of the risks set forth above. In addition, our business would be adversely affected if our marketing and sales efforts are not successful and generate increases in revenue that are smaller than anticipated. If our marketing and sales efforts are not effective, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.

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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation, interest rate fluctuations, bank failures, monetary supply shifts, government shutdowns and the imposition of tariffs or other impacts on trade relations, as well as recession risks, which may continue for an extended period and which could result in our customer prospects and our existing customers experiencing slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Software, lengthening of sales cycles, loss of customers, and difficulties in collections. Our vendors and suppliers may experience, or may continue to experience, disruptions in their supply chains, which may result in service interruptions or additional operating expenses, and may increase the price at which our vendors and suppliers are willing to sell their products to us.
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
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, Process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, protected health information, financial data and information subject to government controls, such as controlled unclassified information (collectively, sensitive information). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose strict requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA), applies to personal data of consumers, business representatives and employees who are California residents, and imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and honoring requests of such individuals to exercise certain privacy rights related to their personal data. The CCPA provides for statutory fines for noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states and at the federal level and local levels, and we expect more states to pass similar laws in the future, reflecting a trend toward more stringent privacy legislation in the United States. These new laws could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers.

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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. European and other data protection laws, including the GDPR also restrict the ability of companies to transfer personal data to the United States and other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework (and UK Extension) (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Data Privacy Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. It is unclear how data transfers from countries such as the EEA and UK to the United States will be regulated in the long term, which measures must be put in place for onward transfers, and whether or not the Transatlantic Data Privacy Framework will provide a long-term solution to managing flows of personal data from the EEA and the UK to the United States.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.

Other data protection laws in the EEA and the UK, such as those implementing the ePrivacy Directive, restrict the use of cookies and similar technologies on which our website and product rely. Regulators are increasingly focused on compliance with requirements in the online tracking ecosystem. Other countries outside of Europe increasingly emulate European data protection laws. As a result, operating our business or offering our services in Europe or other countries with similar data protection laws would subject us to substantial compliance costs and potential liability and may require changes to the ways we collect and use personal data. We may also become subject to new laws that regulate non-personal data. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Moreover, the European Union’s Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and C3 AI Software to comply with such obligations.
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
Our C3 AI Software processes our customers’ proprietary and sensitive information. Our C3 AI Software is built to be available on the infrastructure of third-party public cloud providers such as AWS, Microsoft Azure, and Google Cloud. We also use third parties to help us deliver services to our customers. These third parties may process personal information, protected health information, or other confidential information of our employees, partners or customers in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email and payroll, content delivery to customers, and other functions. We collect such information from individuals located both in the United States and abroad and may process such information outside the country in which it was collected. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

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
We sell to customers globally and have international operations primarily in Europe. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended October 31, 2025 and 2024, 3% and 7% of our revenue, respectively, and for the six months ended October 31, 2025 and 2024, 4% and 7% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended October 31, 2025 and 2024, 9% and 5% of our expenses, respectively, and for the six months ended October 31, 2025 and 2024, 12% and 5% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks, including U.S. federal government shutdowns.
We sell to U.S. federal, state, local, and foreign governmental agency customers, as well as to customers in highly regulated industries such as financial services, telecommunications, and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government demand and payment for our products and services have been and may be impacted by public sector budgetary cycles and funding reductions or delays, such as an extended federal government shutdown, which have and may adversely affect public sector demand for our products and services and the timing of payment for our products and services. Government contracting requirements may change and restrict our ability to sell into the government sector. Government demand and payment for our C3 AI Software is affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our C3 AI Software.

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
Our use of artificial intelligence, or AI, and machine learning, or ML, technologies, collectively, AI/ML technologies, may also subject us or our customers to certain privacy and data security laws, as well as increasing regulation and scrutiny. There is increasing U.S. and foreign activity in the regulation of AI and other similar uses of technology. In Europe, the EU AI Act entered into force on August 1, 2024 and will become fully applicable on August 2, 2026, with some provisions already applying from February 2025. We do not engage in developing or providing AI systems or general-purpose AI models that would qualify as “prohibited AI practices”. However, if we or our customers are classified as developing or using "high-risk" AI systems, or general-purpose AI models, including general-purpose AI models with systemic risk, the EU AI Act could impose more restrictions and obligations. This could increase the costs and burdens to us and our customers, delay or halt deployment of new products and services, and may reduce the number of new customers, negatively impacting our business and financial results. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Moreover, in the United Kingdom, the government has confirmed its position that existing regulators are to implement certain specific principles (safety, security and robustness; transparency and explainability; fairness; accountability and governance; contestability and redress), within those regulators’ existing remits, to guide and inform the responsible development and use of AI/ML within their relevant sectors/competences. We expect other jurisdictions will adopt similar laws. In the United States, several states and localities have enacted measures related to the use of AI and ML in products and services. We may have to change our business practices to comply with such obligations. For example, our employees and personnel use generative AI technologies to perform their work. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
We also use AI and ML technologies in our products and services. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. Depending on how these AI laws and regulations are interpreted, we may have to make changes to our business practices and products, including our C3 AI Software, to comply with such obligations. These obligations may increase the cost of research and development in AI/ML, make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us retrain our AI/ML, or prevent or limit our use of AI/ML. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. Further, under privacy and data security laws as well as other obligations, we may be required to obtain certain consents to process personal data and our inability or failure to do so could result in adverse consequences. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

With the rise of agentic AI, there is an increased risk that use of this form of AI technology could result in violations of data privacy laws to the extent an AI agent processes personal data autonomously without providing appropriate notice or obtaining requisite consent or in circumstances where data privacy laws impose restrictions on or disclosures related to the use of AI tools or automated decision-making tools that are unable to be met based on how the AI agent operates. There is also a risk that agentic AI’s interaction with systems, data, external websites, APIs and platforms may violate restrictions on access, privacy regulations, computer fraud and abuse laws, third-party contracts and terms of service. Agentic AI tools may also make decisions or take actions that may lead to the disclosure of personal data in violation of data privacy laws.
Furthermore, there is increasing regulation and scrutiny over the outputs of AI/ML tools and their potential impacts on end-users. In particular, California Senate Bill 243 requires operators of companion chatbots to take certain measures to bolster transparency and user safety, including ensuring end-users know that the companion chatbot is artificially generated and not human and maintaining a protocol for preventing the production of suicidal ideation, suicide, or self-harm content to the user. Even to the extent such laws may not be directly applicable to us, they may be applicable to our customers, and we may in turn face contractual obligations that require us to take measures to ensure our AI/ML tools are capable of complying with requirements under the laws. Thes obligations could increase the cost of research and development in AI/ML, make it harder for us to conduct our business using AI/ML, or require us retrain our AI/ML.
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
We have Customer-Entities in more than 15 countries, and 6% of our revenue for the six months ended October 31, 2025 was generated from customers outside of North America. As of October 31, 2025, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
As of October 31, 2025, our technology is protected by a broad patent portfolio, with 37 issued patents in the United States, 37 issued counterpart patents in a number of international jurisdictions, over 65 patent applications pending in the United States, and 100 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2045. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business and not otherwise maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect our ability to use every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Our patents, copyrights, trademarks, or other intellectual property rights could be challenged or invalidated by others through administrative processes or litigation. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights with risks of possible counterclaims from suspected infringers. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to replicate our C3 AI Software more effectively. Any of these events would harm our business.

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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, in March 2022 and August 2025, we and certain of our current and former officers and directors were sued in putative class action lawsuits alleging violations of the federal securities laws for allegedly making material misstatements or omissions about aspects of the company’s business. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources. We may be the target of additional litigation of this type in the future as well.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of October 31, 2025, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 16.8% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 50.4% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
As of October 31, 2025, there were outstanding options to purchase an aggregate of approximately 29,508,000 shares of our Class A common stock, and approximately 26,050,000 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended October 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Condoleezza Rice Director	Adoption	September 19, 2025	X		64,167	—	June 18, 2026
Robert Schilling Executive Vice President and Chief Commercial Officer	Adoption ***	September 30, 2025	X		****	—	July 06, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** This plan was adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).
**** Covers a number of shares of the Company’s Class A common stock that may be released to Mr. Schilling upon the vesting of restricted stock unit awards on or prior to July 6, 2026. The number of shares of the Company’s Class A common stock that may be released to Mr. Schilling upon the vesting of such restricted stock awards on or prior to July 6, 2026 is not yet determinable. Moreover, the number of shares of the Company’s Class A common stock that may be sold under the plan is not yet determinable.

ITEM 6. EXHIBITS
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-250082	3.4	November 30, 2020
10.1+	C3.ai, Inc. 2025 Inducement Plan	S-8	333-290265	99.1	September 15, 2025
10.2+	2025 Inducement Plan Form of RSU Grant Package	S-8	333-290265	99.2	September 15, 2025
10.3+	2025 Inducement Plan Form of Stock Option Grant Package	S-8	333-290265	99.3	September 15, 2025
10.4*+	Offer Letter by and between the Company and Stephen Ehikian, dated September 1, 2025
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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
C3.ai, Inc.

Date: December 8, 2025	By:	/s/ Stephen Ehikian
Stephen Ehikian
Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2025	By:	/s/ Hitesh Lath
Hitesh Lath
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)