Form 10-Q
period 2026-01-31
C3.ai, Inc.
filed 2026-03-11
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of March 4, 2026, the registrant had outstanding 141,791,230 shares of Class A common stock and 3,499,992 shares of Class B common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, plans and objectives of management for future operations, and the benefits and timing of the rollout of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results, including statements relating to the portion of our remaining performance obligations that we expect to be recognized as revenue in future periods;
•our future financial performance, including expectations regarding our stock-based compensation;
•our ability to acquire new customers and successfully retain existing customers;
•our expectations regarding the realization of our U.S. and foreign deferred tax assets;
•our ability to increase usage of our C3 AI Software, which includes our C3 Agentic AI Platform, C3 AI Applications and C3 Generative AI;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•our ability to successfully defend litigation brought against us;
•the impact of, and our ability to comply with, modified or new industry standards, laws and regulations applying to our business;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our growth strategies and expectations for our C3 AI Software;
•the estimated addressable market opportunity for our C3 AI Software;
•the expected timing of our product releases;
•our expectations regarding our pricing model;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our expectations related to our recently announced reduction in global workforce, restructuring plan and anticipated costs;
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
•We may not successfully execute or achieve the expected benefits of our restructuring plan and other measures we may take in the future, and our efforts may adversely affect our business.
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
Risks Related to Our International Operations
•We are continuing to invest in our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	January 31, 2026	April 30, 2025
Assets
Current assets
Cash and cash equivalents	$88,847	$164,358
Marketable securities	533,076	578,330
Accounts receivable, net of allowance of $1,066 and $877 as of January 31, 2026 and April 30, 2025, respectively	123,570	137,226
Prepaid expenses and other current assets	37,202	24,338
Total current assets	782,695	904,252
Property and equipment, net	70,798	79,298
Goodwill	625	625
Other assets, non-current	41,658	41,707
Total assets	$895,776	$1,025,882
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,152	$15,160
Accrued compensation and employee benefits	46,123	53,868
Deferred revenue, current	37,496	36,561
Accrued and other current liabilities	17,164	26,295
Total current liabilities	118,935	131,884
Deferred revenue, non-current	2,491	—
Other long-term liabilities	54,877	55,695
Total liabilities	176,303	187,579
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock	141	130
Class B common stock	3	3
Additional paid-in capital	2,451,881	2,216,284
Accumulated other comprehensive income	883	521
Accumulated deficit	(1,733,435)	(1,378,635)
Total stockholders’ equity	719,473	838,303
Total liabilities and stockholders’ equity	$895,776	$1,025,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Revenue
Subscription	$48,163	$85,679	$178,706	$240,297
Professional services	5,097	13,103	19,962	40,036
Total revenue	53,260	98,782	198,668	280,333
Cost of revenue
Subscription	42,703	37,799	127,129	106,129
Professional services	1,322	2,636	5,480	5,851
Total cost of revenue	44,025	40,435	132,609	111,980
Gross profit	9,235	58,347	66,059	168,353
Operating expenses
Sales and marketing	67,177	61,201	188,027	168,969
Research and development	58,823	59,356	181,826	167,998
General and administrative	23,643	25,375	73,546	66,845
Total operating expenses	149,643	145,932	443,399	403,812
Loss from operations	(140,408)	(87,585)	(377,340)	(235,459)
Interest income	6,700	8,677	22,457	28,240
Other income (expense), net	519	(957)	794	(916)
Loss before provision for income taxes	(133,189)	(79,865)	(354,089)	(208,135)
Provision for income taxes	174	336	711	865
Net loss	$(133,363)	$(80,201)	$(354,800)	$(209,000)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.94)	$(0.62)	$(2.56)	$(1.64)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	141,969	130,382	138,671	127,752
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Net loss	$(133,363)	$(80,201)	$(354,800)	$(209,000)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	100	(229)	362	855
Comprehensive loss	$(133,263)	$(80,430)	$(354,438)	$(208,145)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended January 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2025	140,181	$140	$2,371,034	$783	$(1,600,072)	$771,885
Issuance of Class A common stock upon exercise of stock options, net of repurchases	542	1	1,228	—	—	1,229
Vesting of restricted stock units	3,459	3	17,736	—	—	17,739
Stock-based compensation expense	—	—	61,883	—	—	61,883
Other comprehensive income	—	—	—	100	—	100
Net loss	—	—	—	—	(133,363)	(133,363)
Balance as of January 31, 2026	144,182	$144	$2,451,881	$883	$(1,733,435)	$719,473

	Nine Months Ended January 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2025	133,938	$133	$2,216,284	$521	$(1,378,635)	$838,303
Issuance of Class A common stock upon exercise of stock options, net of repurchases	985	1	4,206	—	—	4,207
Vesting of early exercised Class A common stock options	—	—	7	—	—	7
Vesting of restricted stock units	8,925	9	48,865	—	—	48,874
Issuance of Class A common stock under employee stock purchase plan	334	1	4,977	—	—	4,978
Stock-based compensation expense	—	—	177,542	—	—	177,542
Other comprehensive income	—	—	—	362	—	362
Net loss	—	—	—	—	(354,800)	(354,800)
Balance as of January 31, 2026	144,182	$144	$2,451,881	$883	$(1,733,435)	$719,473

	Three Months Ended January 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 31, 2024	128,781	$128	$2,077,044	$521	$(1,218,732)	$858,961
Issuance of Class A common stock upon exercise of stock options, net of repurchases	2,107	2	15,173	—	—	15,175
Vesting of early exercised Class A common stock options	—	—	35	—	—	35
Shares withheld related to net share settlement of equity awards	(56)	—	(1,709)	—	—	(1,709)
Vesting of restricted stock units	1,523	2	17,210	—	—	17,212
Stock-based compensation expense	—	—	50,933	—	—	50,933
Other comprehensive loss	—	—	—	(229)	—	(229)
Net loss	—	—	—	—	(80,201)	(80,201)
Balance as of January 31, 2025	132,355	$132	$2,158,686	$292	$(1,298,933)	$860,177

	Nine Months Ended January 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	123,706	$123	$1,963,726	$(563)	$(1,089,933)	$873,353
Issuance of Class A common stock upon exercise of stock options, net of repurchases	3,171	3	19,639	—	—	19,642
Vesting of early exercised Class A common stock options	—	—	251	—	—	251
Shares withheld related to net share settlement of equity awards	(281)	—	(7,496)	—	—	(7,496)
Vesting of restricted stock units	5,381	6	40,739	—	—	40,745
Issuance of Class A common stock under employee stock purchase plan	378	—	5,009	—	—	5,009
Stock-based compensation expense	—	—	136,818	—	—	136,818
Other comprehensive income	—	—	—	855	—	855
Net loss	—	—	—	—	(209,000)	(209,000)
Balance as of January 31, 2025	132,355	$132	$2,158,686	$292	$(1,298,933)	$860,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended January 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(354,800)	$(209,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,214	9,215
Non-cash operating lease cost	249	270
Stock-based compensation expense	209,528	174,373
Accretion of discounts on marketable securities	(7,125)	(10,715)
Other	518	2,158
Changes in operating assets and liabilities
Accounts receivable	13,467	(52,017)
Prepaid expenses, other current assets and other assets	(9,405)	587
Accounts payable	2,958	16,916
Accrued compensation and employee benefits	4,880	7,648
Operating lease liabilities	(171)	1,439
Other liabilities	(9,528)	12,462
Deferred revenue	3,427	(6,007)
Net cash used in operating activities	(135,788)	(52,671)
Cash flows from investing activities:
Purchases of property and equipment	(1,585)	(2,101)
Purchases of marketable securities	(443,393)	(518,806)
Maturities and sales of marketable securities	496,134	514,365
Net cash provided by (used in) investing activities	51,156	(6,542)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock under employee stock purchase plan	4,978	5,009
Proceeds from exercise of Class A common stock options	4,143	19,648
Taxes paid related to net share settlement of equity awards	—	(7,496)
Net cash provided by financing activities	9,121	17,161
Net decrease in cash, cash equivalents and restricted cash	(75,511)	(42,052)
Cash, cash equivalents and restricted cash at beginning of period	176,924	179,712
Cash, cash equivalents and restricted cash at end of period	$101,413	$137,660
Cash and cash equivalents	$88,847	$125,094
Restricted cash included in other assets, non-current	12,566	12,566
Total cash, cash equivalents and restricted cash	$101,413	$137,660
Supplemental disclosure of cash flow information—cash paid for income taxes	$849	$743
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$269	$527
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$(166)	$1,016
Vesting of early exercised stock options	$7	$251
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2026, the results of operations for the three and nine months ended January 31, 2026, and cash flows for the nine months ended January 31, 2026. The results of operations for the three and nine months ended January 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2025, which was filed with the SEC on June 23, 2025. There have been no significant changes to these policies during the three and nine months ended January 31, 2026.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies interim disclosure requirements and the applicability of Topic 270. The amendment is effective beginning in the fourth quarter of fiscal 2028 on a prospective or retrospective basis, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
North America (1)	$47,490	$87,289	$182,065	$248,838
Europe, the Middle East and Africa (1)	5,139	11,085	15,677	29,978
Asia Pacific (1)	125	13	146	274
Rest of World (1)	506	395	780	1,243
Total revenue	$53,260	$98,782	$198,668	$280,333
__________________
(1)The United States comprised 88% and 86% of the Company’s revenue for the three months ended January 31, 2026 and 2025, respectively, and 91% and 87% of the Company’s revenue for the nine months ended January 31, 2026 and 2025, respectively. No other country comprised 10% or greater of the Company’s revenue for the three and nine months ended January 31, 2026 or 2025.
Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single performance obligation within the context of the contract and are generally satisfied over time. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer. Revenue from such software licenses was zero and $28.6 million during the three months ended January 31, 2026 and January 31, 2025, respectively, and $39.8 million and $60.4 million during the nine months ended January 31, 2026 and 2025, respectively.
Total professional services revenue comprised of (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Prioritized engineering services	$3,289	$5,698	$15,893	$26,008
Service fees	1,808	7,405	4,069	14,028
Total professional services revenue	$5,097	$13,103	$19,962	$40,036
Deferred Revenue
As of January 31, 2026 and April 30, 2025, the Company’s deferred revenue balances were $40.0 million and $36.6 million, respectively. Revenue of $34.2 million and $37.8 million was recognized during the nine months ended January 31, 2026 and 2025, respectively, that was included in the deferred revenue balances as of April 30, 2025 and 2024, respectively.
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
Revenue expected to be recognized from remaining performance obligations was approximately $225.4 million as of January 31, 2026, which includes $53.0 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. Approximately $136.0 million is expected to be recognized over the next 12 months and a majority of the remaining amount is expected to be recognized over the next 13 to 48 months.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. One Customer-Entity accounted for 17% of revenue for the three months ended January 31, 2026. Two separate Customer-Entities accounted for 15% and 10%, respectively, of revenue for the three months ended January 31, 2025. One Customer-Entity accounted for 14% of revenue for the nine months ended January 31, 2026. One Customer-Entity accounted for 18% of revenue for the nine months ended January 31, 2025. One Customer-Entity accounted for 15% of accounts receivable at January 31, 2026. Three separate Customer-Entities accounted for 15%, 14% and 12%, respectively, of accounts receivable at April 30, 2025.
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts receivable by considering various factors, including the age of each outstanding invoice, customer type, the collection history of each customer, historical write-off experience, current and near-term macroeconomic conditions and uncertainties. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. Accounts receivable included unbilled receivables as of January 31, 2026 and April 30, 2025 of $49.7 million and $40.2 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of January 31, 2026				As of April 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$68,904	$—	$—	$68,904	$87,872	$—	$—	$87,872
Commercial paper	—	3,715	—	3,715	—	29,122	—	29,122
Corporate debt securities	—	—	—	—	—	1,015	—	1,015
Available-for-sale marketable securities:
U.S. treasury securities	—	6,760	—	6,760	—	15,482	—	15,482
Certificates of deposit	—	89,970	—	89,970	—	76,518	—	76,518
U.S. government agencies securities	—	64,889	—	64,889	—	57,138	—	57,138
Commercial paper	—	111,175	—	111,175	—	113,787	—	113,787
Corporate debt securities	—	260,282	—	260,282	—	315,405	—	315,405
Total cash equivalents and available-for-sale marketable securities	$68,904	$536,791	$—	$605,695	$87,872	$608,467	$—	$696,339

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
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of January 31, 2026				As of April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$68,904	$—	$—	$68,904	$87,872	$—	$—	$87,872
Commercial paper	3,715	—	—	3,715	29,122	—	—	29,122
Corporate debt securities	—	—	—	—	1,015	—	—	1,015
Available-for-sale marketable securities:
U.S. treasury securities	6,756	4	—	6,760	15,478	4	—	15,482
Certificates of deposit	89,970	—	—	89,970	76,518	—	—	76,518
U.S. government agencies securities	64,715	175	(1)	64,889	56,990	157	(9)	57,138
Commercial paper	111,175	—	—	111,175	113,787	—	—	113,787
Corporate debt securities	259,575	709	(2)	260,282	315,034	502	(131)	315,405
Total cash equivalents and available-for-sale marketable securities	$604,810	$888	$(3)	$605,695	$695,816	$663	$(140)	$696,339
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of January 31, 2026		As of April 30, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$431,976	$432,513	$455,613	$455,956
After one year through five years	100,215	100,563	122,194	122,374
Total	$532,191	$533,076	$577,807	$578,330

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	As of January 31, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government agencies securities	$(1)	$2,467	$—	$—	$(1)	$2,467
Corporate debt securities	(2)	7,313	—	—	(2)	7,313
Total	$(3)	$9,780	$—	$—	$(3)	$9,780

	As of April 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$2,468	$—	$—	$—	$2,468
U.S. government agencies securities	(9)	7,973	—	—	(9)	7,973
Commercial paper	—	1,823	—	—	—	1,823
Corporate debt securities	(129)	62,899	(2)	9,847	(131)	72,746
Total	$(138)	$75,163	$(2)	$9,847	$(140)	$85,010
As of January 31, 2026, the Company had 9 marketable securities in an unrealized loss position. As of April 30, 2025, the Company had 88 marketable securities that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The decline in fair value below amortized cost basis was not considered other-than-temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no significant credit-related impairment losses were recorded as of January 31, 2026.
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at January 31, 2026 and April 30, 2025 (in thousands):

	Useful Life	As of January 31,	As of April 30,
	(in months)	2026	2025
Leasehold improvements	*	$83,005	$82,510
Computer equipment	36	6,953	6,065
Office furniture and equipment	60	15,774	15,520
Capital work-in-progress	NA	818	960
Property and equipment, gross		106,550	105,055
Less: accumulated depreciation and amortization		(35,752)	(25,757)
Property and equipment, net		$70,798	$79,298
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation and amortization expense related to property and equipment was $3.3 million and $3.1 million for the three months ended January 31, 2026 and 2025, respectively, and $10.0 million and $8.9 million for the nine months ended January 31, 2026 and 2025, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at January 31, 2026 and April 30, 2025 (in thousands):

	As of January 31,	As of April 30,
	2026	2025
Accrued bonus	$24,655	$37,468
Accrued vacation	5,672	4,950
Accrued payroll taxes and benefits	3,103	2,033
Accrued commissions	7,508	7,244
ESPP contributions	4,561	1,593
Other	624	580
Accrued compensation and employee benefits	$46,123	$53,868
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at January 31, 2026 and April 30, 2025 (in thousands):

	As of January 31,	As of April 30,
	2026	2025
Accrued general expenses	$709	$3,785
Operating lease liabilities, current	5,373	4,795
Accrued professional services	3,839	7,323
Accrued cloud hosting services	3,508	4,718
Accrued taxes payable	2,223	3,258
Other	1,512	2,416
Accrued and other current liabilities	$17,164	$26,295
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties. As of January 31, 2026, the Company had remaining purchase commitments of $393.2 million related to cloud hosting and associated services and $73.0 million related to professional services due over the next one to four years. The Company incurred costs totaling $19.3 million and $31.9 million during the three months ended January 31, 2026 and 2025, respectively, and $79.9 million and $76.7 million during the nine months ended January 31, 2026 and 2025, respectively, under these arrangements.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Legal Proceedings
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., No. 4:22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint named as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint generally alleged that the defendants made material misstatements or omissions about the Company’s partnership with Baker Hughes and the Company’s own salesforce. The amended complaint alleged that defendants made these misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleged that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. All defendants moved to dismiss Plaintiffs’ amended complaint on May 1, 2023. On June 30, 2023, Plaintiffs voluntarily dismissed the underwriter defendants. On February 22, 2024, the court granted the motion to dismiss on all claims except for portions of the alleged violations of Section 11 and Section 15. Plaintiffs filed a second amended complaint on April 4, 2024. Defendants filed motions to dismiss on May 17, 2024. Plaintiffs filed an opposition brief on July 15, 2024. While the motions were pending, Plaintiffs filed a motion to amend their second amended complaint on September 27, 2024 to add new factual allegations. On February 13, 2025, the Court granted Plaintiffs’ motion to amend, and the Plaintiffs filed their third amended complaint on February 14, 2025. Plaintiffs seek unspecified damages, interest, fees and costs. On March 25, 2025, Defendants filed a motion to dismiss the third amended complaint. On June 6, 2025, the Court took the motion under submission.
Six putative shareholder derivative actions have been filed based on allegations similar to those in the Reckstin case: (1) Suri v. Siebel et al. (No. 4:22-cv-03031) filed on May 23, 2022 in the U.S. District Court for the Northern District of California; (2) Rabasca v. Siebel et al. (No.4: 23-cv-01566) filed on April 3, 2023 in the U.S. District Court for the Northern District of California; (3) Vo v. Siebel et al. (No.1:23-cv-00428) filed on April 19, 2023 in the U.S. District Court for the District of Delaware, and transferred on August 3, 2023, to the U.S. District Court for the Northern District of California (No.3:23-cv-03895); (4) Lanfair v. Siebel et al. (No.3:24-cv-01869) filed on March 26, 2024 in the U.S. District Court for the Northern District of California; (5) Pankow v. Siebel et al. (No.2024-0520-NAC) on May 15, 2024 in the Chancery Court of Delaware; and (6) Rosenfeld v. Siebel et al. (No.2024-0698-NAC) on June 28, 2024 in the Chancery Court of Delaware. In these cases, the plaintiffs assert claims on the Company’s behalf against certain of the Company’s current and former officers and directors for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, gross mismanagement, corporate waste, abuse of control, unjust enrichment, and violations of the Securities Exchange Act of 1934. In all six cases, the Company is named as a nominal defendant. The derivative complaints seek unspecified damages, disgorgement of profits from board member stock sales, an award of costs and expenses, including reasonable attorneys’ fees, and corporate governance reforms. On September 7, 2022, Suri was stayed pending resolution of the Reckstin case. On August 3, 2023, Vo was transferred to the U.S. District Court for the Northern District of California (No. 3:23-cv-03895). On August 30, 2023, the Vo action was stayed on the same terms as the Suri action. On December 21, 2023, Rabasca was stayed on the same terms as Suri, and both Rabasca and Vo were consolidated with Suri. On July 1, 2024, Lanfair was consolidated with Suri and stayed on the same terms. The Pankow and Rosenfeld actions have not been consolidated with the Suri action but were stayed on November 13, 2024 and January 15, 2025 respectively. The Company has not yet been required to answer the complaints in any of the derivative actions.
On August 22, 2025, a putative securities class action complaint (captioned John Liggett Sr. v. C3.ai, Inc. et al., No. 3:25-cv-07129) (“the Liggett case”) was filed in the U.S. District Court for the Northern District of California against the Company, Mr. Siebel, our Executive Chairman, and our chief financial officer. The court appointed a lead plaintiff on January 7, 2026. The lead plaintiff filed an amended complaint on January 28, 2026. The amended complaint alleges that the defendants made false and materially misleading statements during February to July 2025, regarding the status of the health of Mr. Siebel and its impact on the Company’s business operations. It asserts causes of action for violations of (i) Sections 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5, (ii) Section 20(a) of the Exchange Act, and (iii) Section 20A of the Exchange Act. The plaintiff seeks to represent a class of investors who acquired C3.ai securities from February 18, 2025 through August 8, 2025. The amended complaint requests unspecified damages and other relief. The defendants have not filed a response to the amended complaint.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three putative shareholder derivative actions have been filed based on allegations similar to those in the Liggett case: (1) Jaffee v. Siebel et al. (No.3:25-cv-07334) filed on August 29, 2025 in the U.S. District Court for the Northern District of California; (2) Steffens v. Siebel et al. (No. 3:25-cv-07669) filed on September 9, 2025 in the U.S. District Court for the Northern District of California; and (3) Fernicola v. Siebel et al. (No. 3:25-cv-07750) filed on September 11, 2025 in the U.S. District Court for the District of California. In these cases, the plaintiffs assert claims on the Company’s behalf against Mr. Siebel, our Executive Chairman, our chief financial officer, and members of our board of directors. All three complaints name the Company as a nominal defendant. All three of the complaints seek unspecified damages to the Company, recovery of attorneys’ fees and other costs and expenses, corporate governance reforms, and other relief. On October 3, 2025, the three derivative cases were consolidated. On November 7, 2025, the three derivative cases were stayed pending resolution of the Liggett case.
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
On February 27, 2024, the Company filed a lawsuit in the Court of Rome, Italy against Enel Global Services S.r.l. and any involved corporate affiliates (“Enel”). The claims in the suit against Enel include misappropriation of trade secrets under Articles 98 and 99 of the Italian Industrial Property Code and breach of contract. In this action, the Company seeks compensatory damages in the amount of €2.1 billion, equitable and other relief, as well as fees and costs. The Company has also filed a report of criminal misconduct with Italian law enforcement under Article 623 of the Italian Criminal Code. On December 23, 2024, Enel initiated two lawsuits against the Company in Rome, claiming ownership of two of C3’s patent applications filed in the European Patent Office. Motions to stay prosecution of the applications were granted. Because any legal action is unpredictable, it is difficult to quantify the potential recoveries, associated potential costs, and timeline associated with resolution of this matter. Any gain on this matter is considered a gain contingency and will be recognized in the period in which the award is realized or realizable.
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
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of January 31, 2026, there were no shares of Preferred Stock issued or outstanding.
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
In September 2025, the Company’s board of directors adopted the C3.ai, Inc. 2025 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other stock-based awards as permitted by the Inducement Plan. The Board has reserved 5,000,000 shares of the Company’s Class A Common Stock for issuance pursuant to awards granted under the Inducement Plan. Awards under the Inducement Plan may be granted only to persons who satisfy the standards for “employment inducement awards” under Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of January 31, 2026, a total of 2,576,959 shares of common stock remained available for issuance under the Inducement Plan.
Stock Options
Stock options generally expire 10 years from the date of grant, or earlier if services are terminated. Stock options to purchase common stock are subject to various vesting schedules that require vesting to occur generally over multiple years based on continuous service, as determined by the board of directors or its Compensation Committee in its discretion. Historically, our stock options were subject to a vesting schedule such that one fifth of the award vests after the first-year anniversary and one-sixtieth of the award vests each month thereafter over the remaining four years, subject to continuous service.
A summary of the Company’s option activity during the nine months ended January 31, 2026 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2025	28,477	$15.13	5.01	$195,923
Options granted	2,769	17.80
Options exercised	(986)	4.28
Options cancelled	(142)	35.19
Balance as of January 31, 2026	30,118	$15.64	4.80	$—
Vested and exercisable as of January 31, 2026	25,291	$13.96	4.09	$—
Vested and expected to vest as of January 31, 2026	30,118	$15.64	4.80	$—
As of January 31, 2026, there was $61.0 million of unrecognized compensation cost related to stock options which is expected to be recognized over an estimated weighted-average period of 2.8 years.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The grant-date fair value of the options issued for the nine months ended January 31, 2026 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The assumptions underlying the fair value estimation are provided in the following table:

Nine Months Ended January 31,
	2026	2025
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	68.5 - 70.6%	65.5 - 66.2%
Expected term (years)	5.8 - 6.5	6.0 - 6.5
Risk-free interest rate	3.7 - 4.0%	3.5 - 4.6%
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
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the nine months ended January 31, 2026, the Company recorded stock-based compensation expense of $1.3 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s RSU activity during the nine months ended January 31, 2026 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2025	23,774	$25.99
RSUs granted	15,243	20.43
RSUs vested	(8,924)	22.80
RSUs forfeited	(5,161)	27.24
Unvested Balance as of January 31, 2026	24,932	$23.48
As of January 31, 2026, there was $539.1 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.5 years.
In fiscal year 2026 and 2025, the Compensation Committee approved the payment of fiscal year 2025 and 2024 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 951,779 and 751,927 shares of Class A common stock pursuant to this program in the nine months ended January 31, 2026 and 2025, respectively.
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
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

Nine Months Ended January 31,
	2026	2025
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	63.9 - 64.9%	56.2 - 75.3%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.5 - 3.8%	3.6 - 4.6%

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended January 31, 2026 and 2025, the Company recognized $6.5 million and $4.4 million, respectively, of stock-based compensation expense related to the 2020 ESPP. As of January 31, 2026, there was $6.9 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Cost of subscription	$9,790	$8,563	$28,372	$24,084
Cost of professional services	403	941	1,510	2,139
Sales and marketing	30,710	21,860	80,578	61,495
Research and development	21,548	19,896	60,955	56,326
General and administrative	13,449	11,392	38,113	30,329
Total stock-based compensation expense	$75,900	$62,652	$209,528	$174,373
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the nine months ended January 31, 2026, the Company recognized $28.1 million of stock-based compensation expense associated with these programs. As of January 31, 2026, $24.4 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets. Upon settlement, this amount will be reflected under common stock and additional paid-in capital in the condensed consolidated statements of stockholders’ equity.
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
The Company recorded income tax expense of $0.2 million and $0.3 million for the three months ended January 31, 2026 and 2025, respectively, and $0.7 million and $0.9 million for the nine months ended January 31, 2026 and 2025, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
10.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three and nine months ended January 31, 2026 and 2025. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Numerator
Net loss attributable to common stockholders	$(133,363)	$(80,201)	$(354,800)	$(209,000)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	141,969	130,382	138,671	127,752
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares	$(0.94)	$(0.62)	$(2.56)	$(1.64)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	As of January 31,
	2026	2025
Stock options	30,118	28,806
RSUs	24,932	23,579
ESPP	1,763	975
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

12.    Subsequent Events
On February 24, 2026, the Company’s board of directors approved a restructuring plan (the “Plan”), intended to materially improve its operating efficiency and position the Company for success. The Plan includes a 26% reduction in the Company’s global workforce, which has been substantially completed. The Plan also includes a reduction of approximately 30% in the Company’s annualized non-employee costs, which is expected to be completed by the second half of fiscal year 2027. In connection with the reduction of the Company’s global workforce, the Company estimates that it will incur approximately $10.0 million to $12.0 million in pre-tax restructuring charges in the fourth quarter of fiscal year 2026, consisting of cash expenditures related to severance, other one-time termination benefits, and non-cash expenditures related to stock-based compensation. The Company expects to record additional charges associated with non-employee costs in future periods.

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
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 90% and 87% of our total revenue in the three months ended January 31, 2026 and 2025, respectively, and 90% and 86% of our total revenue in the nine months ended January 31, 2026 and 2025. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment.

We primarily recognize revenue from subscriptions on a ratable basis over the contract term or on a usage basis for consumption-based arrangements. We also recognize revenue upon delivery to the customer for software licenses that do not require maintenance and support services. In addition, customers typically pay a usage-based runtime fee for production use of our C3 AI Software for specified levels of capacity. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. We deploy a consumption-based pricing model, beginning with an initial production deployment phase which may include access to the C3 Agentic AI Platform, one or more C3 AI Applications or C3 Generative AI, and C3 AI Center of Excellence, or COE support services. Following the initial production deployment period, customers either pay a monthly fee and consumption charges using virtual Central Processing Unit or vCPU and virtual Graphics Processing Unit or vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI COE which is included as part of the subscription when purchased.
We also generate revenue from professional services, which primarily include prioritized engineering services and services fees. Professional services revenue represented 10% and 13% of our total revenue for the three months ended January 31, 2026 and 2025, respectively, and 10% and 14% of our total revenue in the nine months ended January 31, 2026 and 2025, respectively.
Prioritized engineering services are undertaken when a customer requests that we accelerate the design, development, and delivery of software features and functions that are planned in our future product roadmap. When we agree to this, we negotiate an agreed upon fee to accelerate the development of the software as well as other terms, such as relevant specifications. When the software feature is delivered, it becomes integrated to our core product offering, is available to all subscribers of the underlying software product, and enhances the operation of that product going forward. Such prioritized engineering services result in production-level computer software-compiled code that enhances the functionality of our production products — which is available for our customers to use over the life of their software licenses. Prioritized engineering services revenue is recognized as professional services over the period in which the software development is completed. Prioritized engineering services revenue accounted for 65% and 43% of total professional services revenue for the three months ended January 31, 2026 and 2025, respectively, and 80% and 65% of our total professional services revenue in the nine months ended January 31, 2026 and 2025, respectively.
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
Our go-to-market strategy includes a way for new customers to subscribe to our products at smaller initial contract sizes and pay for services based on their monthly consumption of vCPU and vGPU hours or at fixed rates. Customers generally begin with a short proof of value or one to two-quarter-long initial production deployment agreements which includes the necessary resources required to deploy the C3 Agentic AI Platform and/or C3 AI Applications and receive necessary training to operate and maintain the software in production use. Following the initial production deployment period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours utilized as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges.

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
•Consulting and Services Partners. We partner with a number of consulting firms and system integrators specializing in Enterprise AI implementation, including McKinsey & Company, PwC, Fractal, and Cathexis (formerly Paradyme).
•Independent Software Vendors. We partner with independent software vendors who develop, market, and sell application solutions that are natively built on or tightly integrated with the C3 Agentic AI Platform.
Key Business Metric
Remaining Performance Obligations
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
RPO was $225.4 million as of January 31, 2026, which includes $53.0 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. RPO was $235.1 million as of April 30, 2025.
RPO as of January 31, 2026 is comprised of $40.0 million related to deferred revenue and $185.4 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2025 was comprised of $36.6 million related to deferred revenue and $198.5 million of commitments from non-cancellable contracts.
RPO excludes amounts related to monthly usage-based runtime and hosting charges.
Initial Production Deployment
C3 AI generally engages customers through an “Initial Production Deployment” agreement, or IPD, (formerly known as “Pilot”), delivering pre-configured, industry-specific production-grade Enterprise AI application within weeks.
An IPD agreement may include developer access to the C3 Agentic AI Platform, one C3 AI Application or C3 Generative AI and COE support services. Following the initial production deployment period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges.

We consider the initial production deployment count as a key business metric, as it reflects trends in market penetration and customer acquisition.
We count an agreement as an initial production deployment agreement when an agreement meeting the characteristics of initial production deployment as described above is executed with the customer.
As compared to fiscal year 2025, we have executed a lower number of IPD agreements during the fiscal year 2026, reflecting our strategic focus on engagements with a higher probability of delivering targeted economic value to customers and a greater likelihood of conversion into production contracts.
We executed 14 and 50 initial production deployment agreements during the fiscal quarters ended January 31, 2026 and 2025, respectively.
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
We have built a high-performance, customer-focused culture and have implemented proactive programs and processes designed to drive customer success. These include a robust customer support and success function. For example, as part of our subscription offerings, we provide our customers with the ability to establish a COE, which utilizes our experienced and specialized resources in key technical areas like application development, data integration, and data science to accelerate and ensure our customers’ success developing applications on our C3 Agentic AI Platform. We closely monitor the health and status of every customer account through multiple activities, daily and weekly reports to management, as well as quarterly reviews with our customers.
We are focused on expanding our customer base across diverse sectors, with significant momentum in the federal, defense, and aerospace markets driven by new U.S. government agreements and increased international adoption.
Historically, we have had a relatively small number of customers with large total subscription contract values. As a result, our revenue can vary significantly based on the timing of customer acquisition, changes in product mix, and contract durations, renewals, or terminations. We expect the number of customers to increase compared to prior fiscal years as organizations address the importance of digital transformation. The average total subscription contract value as well as the revenue represented by our lighthouse customers as a percentage of total revenue is decreasing and we expect them to continue to decrease as we have restructured our sales organization as described below and expanded our market-partner ecosystem to effectively address small, medium, and large enterprise sales opportunities.
We expect that we will continue to attract new customers who prefer to subscribe to the C3 Agentic AI Platform and C3 AI Applications with our consumption-based pricing model. For further discussion, see the section titled “Overview—Go-to-Market Strategy” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Restructuring Plan and Strategic Initiatives
On February 24, 2026, our Board of Directors approved a comprehensive restructuring plan (the “Plan”) designed to fundamentally improve our operating efficiency and long-term financial position. This Plan is the foundation of five key strategic initiatives currently being executed by management:
•Operational Right-Sizing: We are reducing our cash burn through a 26% reduction in our global workforce and a targeted 30% reduction in annualized non-employee costs. We expect to substantially complete the implementation of the Plan by the second quarter of fiscal year 2027.
•Organizational Flattening: We have restructured our sales organization to eliminate layers of management, realigning proven personnel directly under the Chief Executive Officer to increase accountability and speed in sales execution.
•Product Prioritization: R&D resources are now concentrated on high-growth AI and automation solutions within asset performance, supply chain, and procurement, specifically for the energy, manufacturing, healthcare, and public sectors, including defense, intelligence and government services.
•Transformation-Led Sales: We are pivoting our sales motion to prioritize large-scale enterprise-wide transformations, aiming to accelerate "proof of value" and drive growth in Bookings and Remaining Performance Obligations (RPO).
•Engineering Velocity: We have reengineered our product design and delivery framework to increase development speed and enhance our competitive positioning.
Restructuring of Sales and Services Organization
During the three months ended July 31, 2025, we restructured our sales and services organization to provide a more seamless, high-touch customer experience with a consistent focus on realizing significant economic benefit rapidly from each C3 AI customer engagement. However, the restructuring has had a disruptive effect on our financial performance. This disruptive effect, together with onboarding of new leadership may have a negative effect on our sales results. Our future success and financial performance depend on the ability of our restructured sales and services organization to achieve desired productivity levels in a reasonable period of time. See “The failure to effectively develop and invest in our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our C3 AI Software.” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
We expect to maintain high levels of investment in product innovation as we continue to introduce new applications which address new industry use cases, and new features and functionality for the C3 AI Software. As our business scales over a longer-term horizon, we anticipate research and development spend as a percent of total revenue to decline.
Brand Awareness
We believe we are in the nascent stages of a large and expanding market for AI enabled digital transformation. As a result, we intend to continue to invest in brand awareness, market education, strategic paid media, and thought leadership, particularly as it relates to agentic and generative AI. We engage the market through digital, radio, outdoor, airport, and print advertising; virtual and physical events, including our C3 Transform annual user conference; and C3 AI Webinars, a series of events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, Machine Learning, or ML, and data science.
We anticipate continuing to make investments in marketing over the next few years. Over the long term, we expect marketing spend to decline as a percent of total revenue as we make ongoing progress establishing C3 AI’s brand and reputation and as our business scales.

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
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make investments to expand geographically by continuing to invest in our direct sales teams in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 12% and 14% of our total revenue for the three months ended January 31, 2026 and 2025, respectively, and 9% and 13% of our total revenue for the nine months from ended January 31, 2026 and 2025, respectively, international customers.
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
We expect our sales and marketing expenses will decrease in absolute dollar amounts as we implement the restructuring plan and reduce costs.
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
As part of the restructuring plan, we expect our research and development expense will decline over time.
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
Our general and administrative expense is expected to decline in absolute dollars as we implement our restructuring plan. We have incurred, and expect to continue to incur expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as expenses for general and director and officer insurance, investor relations, and professional services.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue
Subscription	$48,163	$85,679	$178,706	$240,297
Professional services	5,097	13,103	19,962	40,036
Total revenue	53,260	98,782	198,668	280,333
Cost of revenue
Subscription (1)	42,703	37,799	127,129	106,129
Professional services (1)	1,322	2,636	5,480	5,851
Total cost of revenue	44,025	40,435	132,609	111,980
Gross profit	9,235	58,347	66,059	168,353
Operating expenses
Sales and marketing (1)	67,177	61,201	188,027	168,969
Research and development (1)	58,823	59,356	181,826	167,998
General and administrative (1)	23,643	25,375	73,546	66,845
Total operating expenses	149,643	145,932	443,399	403,812
Loss from operations	(140,408)	(87,585)	(377,340)	(235,459)
Interest income	6,700	8,677	22,457	28,240
Other income (expense), net	519	(957)	794	(916)
Loss before provision for income taxes	(133,189)	(79,865)	(354,089)	(208,135)
Provision for income taxes	174	336	711	865
Net loss	$(133,363)	$(80,201)	$(354,800)	$(209,000)
________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of subscription	$9,790	$8,563	$28,372	$24,084
Cost of professional services	403	941	1,510	2,139
Sales and marketing	30,710	21,860	80,578	61,495
Research and development	21,548	19,896	60,955	56,326
General and administrative	13,449	11,392	38,113	30,329
Total stock-based compensation expense	$75,900	$62,652	$209,528	$174,373

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

Revenue
Subscription	90%	87%	90%	86%
Professional services	10	13	10	14
Total revenue	100	100	100	100
Cost of revenue
Subscription	80	38	64	38
Professional services	2	3	3	2
Total cost of revenue	83	41	67	40
Gross profit	17	59	33	60
Operating expenses
Sales and marketing	126	62	95	60
Research and development	110	60	92	60
General and administrative	44	26	37	24
Total operating expenses	281	148	224	145
Loss from operations	(264)	(89)	(191)	(85)
Interest income	13	9	11	10
Other income (expense), net	1	(1)	—	—
Loss before provision for income taxes	(250)	(81)	(179)	(75)
Provision for income taxes	—	—	—	—
Net loss	(250)%	(81)%	(180)%	(76)%
Comparison of the Three and Nine Months Ended January 31, 2026 and 2025
Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2026	2025			2026	2025
	(in thousands)				(in thousands)
Revenue
Subscription	$48,163	$85,679	$(37,516)	(44)%	$178,706	$240,297	$(61,591)	(26)%
Professional services	5,097	13,103	(8,006)	(61)%	19,962	40,036	(20,074)	(50)%
Total revenue	$53,260	$98,782	$(45,522)	(46)%	$198,668	$280,333	$(81,665)	(29)%
Subscription revenue accounted for 90% and 87% of our total revenue for the three months ended January 31, 2026 and 2025, respectively. Subscription revenue decreased by $37.5 million, or 44%, for the three months ended January 31, 2026, compared to the same period last year. Approximately 37% and 22%, respectively, of the total subscription revenue for the three months ended January 31, 2026 and 2025 was attributable to revenue from new customers, and the remaining 63% and 78%, respectively, was attributable to revenue from existing customers. Existing customers are those from whom revenue was recognized during the three months ended January 31, 2025.

Subscription revenue accounted for 90% and 86% of our total revenue for the nine months ended January 31, 2026 and 2025, respectively. Subscription revenue decreased by $61.6 million, or 26%, for the nine months ended January 31, 2026, compared to the same period last year. Approximately 29% and 15%, respectively, of the total subscription revenue was attributable to revenue from new customers, and the remaining 71% and 85%, respectively, was attributable to revenue from existing customers for the nine months ended January 31, 2026 and 2025, respectively. Existing customers are those from whom revenue was recognized during the nine months ended January 31, 2025.
Professional services revenue decreased by $8.0 million, or 61%, for the three months ended January 31, 2026, compared to the same period last year, predominantly due to a decrease in professional services of $5.6 million as a result of a decrease in the number of service, consulting, and training projects for C3 AI Platform and C3 AI Application customers and a decrease in prioritized engineering services of $2.4 million.
Professional services revenue decreased by $20.1 million, or 50%, for the nine months ended January 31, 2026, compared to the same period last year, predominantly due to a decrease in prioritized engineering services of $10.1 million and a decrease in professional services of $10.0 million as a result of a decrease in the number of service, consulting, and training projects for C3 AI Platform and C3 AI Application customers.
Cost of Revenue

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2026	2025			2026	2025
	(in thousands)				(in thousands)
Cost of revenue
Subscription	$42,703	$37,799	$4,904	13%	$127,129	$106,129	$21,000	20%
Professional services	1,322	2,636	(1,314)	(50)%	5,480	5,851	(371)	(6)%
Total cost of revenue	$44,025	$40,435	$3,590	9%	$132,609	$111,980	$20,629	18%
The increase in cost of subscription revenue for the three months ended January 31, 2026 compared to the same period last year was primarily due to higher payroll and contractor costs of $5.9 million, partially offset by lower data center costs of $1.2 million.
The increase in cost of subscription revenue for the nine months ended January 31, 2026 compared to the same period last year was primarily due to higher payroll and contractor costs of $20.1 million, higher facilities and overhead costs of $1.1 million, partially offset by lower data center costs of $1.9 million.
The decrease in cost of professional services revenue for the three months ended January 31, 2026 compared to the same period last year was primarily due to lower payroll and contractor costs of $1.1 million.
The decrease in cost of professional services revenue for the nine months ended January 31, 2026 compared to the same period last year was primarily due to lower payroll and contractor costs of $0.3 million.

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2026	2025			2026	2025
	(in thousands)				(in thousands)
Gross profit	$9,235	$58,347	$(49,112)	(84)%	$66,059	$168,353	$(102,294)	(61)%
Gross margin
Subscription	11%	56%			29%	56%
Professional services	74%	80%			73%	85%
Total gross margin	17%	59%			33%	60%
The decrease in total gross margin for the three months ended January 31, 2026 compared to the same period last year was driven by decline in both subscription and professional services margin. The subscription margin for the three months ended January 31, 2026 decreased primarily due to the decline in subscription revenue and higher payroll and contractor costs. The professional service margin decreased for the three months ended January 31, 2026 due to the decline in professional service projects compared to the same period last year.

The decrease in total gross margins for the nine months ended January 31, 2026 compared to the same period last year was driven by decline in both subscription and professional services margin. The subscription margin for the nine months ended January 31, 2026 decreased primarily due to the decline in subscription revenue and higher payroll and contractor costs. The professional service margin decreased for the nine months ended January 31, 2026 due to the decline in overall professional services revenue compared to the same period last year.
Operating Expenses

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2026	2025			2026	2025
	(in thousands)				(in thousands)
Operating expenses
Sales and marketing	$67,177	$61,201	$5,976	10%	$188,027	$168,969	$19,058	11%
Research and development	58,823	59,356	(533)	(1)%	181,826	167,998	13,828	8%
General and administrative	23,643	25,375	(1,732)	(7)%	73,546	66,845	6,701	10%
Total operating expenses	$149,643	$145,932	$3,711	3%	$443,399	$403,812	$39,587	10%
Sales and Marketing. The increase in sales and marketing expense for the three months ended January 31, 2026 compared to the same period last year was primarily due to higher payroll costs of $12.0 million as a result of additional headcount and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, partially offset by lower advertising costs of $5.3 million and other marketing spend of $1.0 million.
The increase in sales and marketing expense for the nine months ended January 31, 2026 compared to the same period last year was primarily due to higher payroll costs of $34.7 million as a result of increased headcount and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, partially offset by lower advertising costs of $14.5 million and lower marketing event costs of $1.6 million and other marketing spend of $1.2 million.
Research and Development. The decrease in research and development expense for the three months ended January 31, 2026 compared to the same period last year was primarily due to lower data center costs of $2.6 million, partially offset by higher payroll and contractor costs of $1.8 million and higher software related costs of $0.4 million.
The increase in research and development expense for the nine months ended January 31, 2026 compared to the same period last year was primarily due to higher payroll and contractor costs of $16.3 million and higher software related costs of $0.9 million, partially offset by lower data center costs of $4.2 million.
General and Administrative. The decrease in general and administrative expense for the three months ended January 31, 2026 compared to the same period last year was primarily due to lower travel, entertainment and other expenses $1.9 million, lower professional services costs of $1.7 million and decline in corporate insurance cost of $0.4 million, partially offset by higher payroll costs of $2.4 million as a result of additional headcount and increased stock-based compensation primarily related to additional equity awards granted to current and new employees.
The increase in general and administrative expense for the nine months ended January 31, 2026 compared to the same period last year was primarily due to higher payroll costs of $9.9 million as a result of increased headcount and increased stock-based compensation primarily related to additional equity awards granted to current and new employees, partially offset by lower travel, entertainment and other expenses of $1.6 million, lower professional services expenses of $0.9 million, and decline in corporate insurance costs of $0.9 million.

Interest Income

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2026	2025			2026	2025
	(in thousands)				(in thousands)
Interest income	$6,700	$8,677	$(1,977)	(23)%	$22,457	$28,240	$(5,783)	(20)%
The decrease in interest income for the three and nine months ended January 31, 2026 compared to the same period last year was primarily due to lower volume of investments and lower prevailing interest rates on our marketable securities portfolio in the three and nine months ended January 31, 2026.
Other Income (Expense), Net

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2026	2025			2026	2025
	(in thousands)				(in thousands)
Other income (expense), net	$519	$(957)	$1,476	154%	$794	$(916)	$1,710	187%
The increase in other income (expense), net for the three and nine months ended January 31, 2026 compared to the same period last year was primarily due to higher foreign currency gains on the remeasurement of Euro-denominated cash and accounts receivable balances, in the three and nine months ended January 31, 2026.
Provision for Income Taxes

	Three Months Ended January 31,		$ Change	% Change	Nine Months Ended January 31,		$ Change	% Change
	2026	2025			2026	2025
	(in thousands)				(in thousands)
Provision for income taxes	$174	$336	$(162)	(48)%	$711	$865	$(154)	(18)%
The change in provision for income taxes for the three and nine months ended January 31, 2026 compared to the same period last year was primarily related to foreign and state tax expense.
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

	Nine Months Ended January 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(135,788)	$(52,671)
Less:
Purchases of property and equipment	(1,585)	(2,101)
Free cash flow	$(137,373)	$(54,772)
Net cash provided by (used in) investing activities	$51,156	$(6,542)
Net cash provided by financing activities	$9,121	$17,161
Liquidity and Capital Resources

Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of January 31, 2026 and April 30, 2025, we had $88.8 million and $164.4 million of cash and cash equivalents and $533.1 million and $578.3 million of marketable securities, respectively, which are available for use in current operations. Our marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $1.7 billion as of January 31, 2026. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended January 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(135,788)	$(52,671)
Net cash provided by (used in) investing activities	$51,156	$(6,542)
Net cash provided by financing activities	$9,121	$17,161
Net decrease in cash, cash equivalents, and restricted cash	$(75,511)	$(42,052)
Operating Activities. Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for payroll and contractors costs, third-party cloud hosting costs, sales and marketing costs, and other operational costs.
During the nine months ended January 31, 2026, cash used in operating activities was $135.8 million, an increase of $83.1 million compared to the same period last year. The increase was primarily attributable to an increase in cash paid for payroll and related costs, and to vendors, partially offset by an increase in cash received from customers.
Investing Activities. Net cash provided by investing activities of $51.2 million for the nine months ended January 31, 2026 was attributable to maturities and sales of marketable securities of $496.1 million, offset by purchases of marketable securities of $443.4 million and capital expenditures of $1.6 million mainly related to computer equipment and servers.
Net cash used in investing activities of $6.5 million for the nine months ended January 31, 2025 was attributable to purchases of marketable securities of $518.8 million and capital expenditures of $2.1 million mainly related to the computer equipment and servers, partially offset by maturities and sales of marketable securities of $514.4 million.
Financing Activities. Net cash provided by financing activities of $9.1 million during the nine months ended January 31, 2026 was due to $5.0 million of proceeds from employee stock purchase and $4.1 million proceeds from the exercise of stock options for Class A common stock.
Net cash provided by financing activities of $17.2 million during the nine months ended January 31, 2025 was due to $19.6 million of proceeds from the exercise of stock options for Class A common stock and $5.0 million of proceeds from issuance of Class A common stock under the 2020 ESPP, partially offset by $7.5 million of taxes paid related to net share settlement of equity awards.

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
Interest Rate Risk
As of January 31, 2026, we had cash, cash equivalents, and marketable securities of $621.9 million. As of April 30, 2025, we had cash, cash equivalents, and marketable securities of $742.7 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of January 31, 2026, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For each of the three months ended January 31, 2026 and 2025, approximately 3% and 4%, respectively, and for the nine months ended January 31, 2026 and 2025, approximately 3% and 4%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $133.4 million and $80.2 million for the three months ended January 31, 2026 and 2025, respectively, $354.8 million and $209.0 million for the nine months ended January 31, 2026 and 2025, respectively. As a result, we had an accumulated deficit of $1.7 billion as of January 31, 2026. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. We do not know whether or when we will generate sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase or declines. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
•investments in our research and development team and in the development of new features and enhancements of our C3 AI Software, including the hiring of additional development staff, and fees paid to third parties for related enhancements;
•investments in sales, marketing, and services, including investments in our sales force and our customer service team, increasing our customer base, increasing market awareness of our C3 AI Software, and development of new technologies;
•investments in our operations and infrastructure; and
•hiring additional employees.
We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, our revenue may continue to decline or growth may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, such as the other risks described herein, unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

Further, in future periods, our revenue may be adversely impacted due to a number of factors, including a reduction in demand for our C3 AI Software, reduction in consumption of our C3 AI Software, increased competition, contraction of our overall market, our inability to accurately forecast demand for our C3 AI Software, or our failure, for any reason, to capitalize on growth opportunities. We experienced a decline in revenue and an increase in operating losses in the first three quarters for the fiscal year 2026 as compared to one year prior. The results were attributed, in part, to disruption from a comprehensive restructuring of our global sales and services organizations, our Executive Chairman’s unanticipated health limitations and unsatisfactory execution by our global sales and services organizations. Our results of operations may be negatively impacted by our Executive Chairman’s inability to engage in some key business initiatives of the Company. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business will be harmed.
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
•companies that are developing their own AI features and technologies, including AI features and technologies that may be similar or superior to our technologies or more cost-effective to develop and deploy;
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
Our revenue depends in part on the success of our strategic relationships with third parties, including channel partners, and if we are unable to establish and maintain successful relationships with them, our business, operating results, and financial condition could be adversely affected.
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

Moreover, we cannot guarantee that the partners with whom we have strategic relationships will continue to devote the resources necessary to expand our reach and increase our distribution. In addition, customer satisfaction with services and other support from our strategic partners may be less than anticipated, negatively impacting anticipated revenue and results of operations. We cannot be certain that these partners will prioritize or provide adequate resources to selling our C3 AI Software. Further, some of our strategic partners offer competing platforms and applications or also work with our competitors. As a result of these factors, many of the companies with whom we have strategic alliances may choose to pursue alternative technologies and develop alternative platforms and applications in addition to or in lieu of our C3 AI Software, either on their own or in collaboration with others, including our competitors. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. Moreover, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our C3 AI Software and offer technical support and related services. If we are unsuccessful in establishing or maintaining our relationships with third parties, or if our strategic partners do not comply with their contractual obligations to us, our business, operating results, and financial condition may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot assure you that these relationships will result in increased customer usage of our C3 AI Software or increased revenue to us.
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
We may not successfully execute or achieve the expected benefits of our restructuring plan and other measures we may take in the future, and our efforts may adversely affect our business.
On February 24, 2026, we announced a restructuring plan (the “Plan”), intended to fundamentally improve our operating efficiency and reposition our company for long term success. In connection with the Plan, we have restructured our sales organization, realigned proved personnel directly under our Chief Executive Officer to increase accountability and execution, and reengineered our product design and delivery framework to increase development speed and enhance our competitive positioning. These measures are intended to address our short and long-term objectives and are based on our current estimates, assumptions, and forecasts, which are subject to known and unknown risks and uncertainties. Implementation of these and any other initiatives may not achieve our expected benefits, may be disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, the Plan could result in personnel attrition beyond our planned reduction in headcount or could reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, could affect our ability to attract highly skilled employees, or may otherwise adversely affect our business.
The failure to effectively develop and invest in our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our C3 AI Software.
Our ability to expand our customer base and achieve broader market acceptance of our C3 AI Software depends to a significant extent on our ability to continue to improve efficiencies in our marketing and sales operations and the effectiveness of those operations has been in the past and may in the future be negatively impacted by our Executive Chairman’s inability to actively participate in the sales process. Moreover, the effectiveness of our marketing and sales operations may be negatively impacted by the transition of the CEO role from Mr. Siebel to Mr. Ehikian. We plan to continue invest in our sales force and strategic partners, both domestically and internationally.
Identifying and recruiting qualified sales representatives and training them is time consuming and resource intensive, and they may not be fully trained and productive for a significant amount of time. Our C3 AI Software is complicated and, as such, our sales force and operations require significant time and investment for proper recruitment, onboarding, and training in order for our sales operations to be productive. In addition, as we enter into new markets, expand the capabilities of our C3 AI Software and offer new C3 AI Software, we may need to identify and recruit additional sales and marketing efforts specific to such strategic expansion. Our efforts to do so may be increasingly resource intensive, time consuming, and ultimately unsuccessful. We also dedicate significant resources to sales and marketing programs, including internet and other online advertising. As more customers take advantage of our consumption-based pricing options, once a new customer begins using our C3 AI Software, our sales team will need to continue to focus on expanding consumption with that customer. All of these efforts require us to invest significant financial and other resources. In addition, the cost to acquire customers is high due to these marketing and sales efforts. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue. We will not achieve anticipated revenue if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

On August 8, 2025, we announced that we had restructured our global sales and services organization in the first quarter of fiscal 2026, including new leadership. This restructuring has had a disruptive effect on our financial performance. Moreover, this restructuring may exacerbate any of the risks set forth herein. In addition, our business would be adversely affected if our marketing and sales efforts are not successful and generate increases in revenue that are smaller than anticipated. If our marketing and sales efforts are not effective, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.
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
In addition to experiencing a security incident, we may experience negative consequences from our use of AI/ML within our company and in our products and services. Our or our customers’ sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits, and expose us to reputational and competitive harm, customer loss, and legal liability.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to invest in our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended January 31, 2026 and 2025, 7% and 5% of our revenue, respectively, and for the nine months ended January 31, 2026 and 2025, 5% and 6% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended January 31, 2026 and 2025, 11% and 9% of our expenses, respectively, and for the nine months ended January 31, 2026 and 2025, 11% and 6% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
One of our U.S. government contracts requires our employees to maintain security clearances, and also requires us to comply with the U.S Department of War, or DoW, security rules and regulations. The DoD has strict security clearance requirements for personnel who perform work in support of classified programs. In general, access to classified information, technology, facilities, or programs are subject to additional contract oversight and potential liability. In the event of a security incident involving classified information, technology, facilities, or programs, or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then a customer requiring classified work could terminate an existing contract or decide not to renew the contract upon its expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and our existing contract (and any future contracts we may subsequently obtain) requiring a facility security clearance could be terminated.

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
There is continued focus from investors, regulators, and other corporate stakeholders on corporate policies addressing environmental, employment, social, and governance matters. Stakeholder expectations regarding appropriate corporate conduct on these matters are continually evolving, as are expectations regarding appropriate methods and types of related corporate disclosure. Investors, regulators, or other corporate stakeholders may not be satisfied with our existing environmental, employment, social, and governance practices or those of our customers, strategic partners, or vendors. These stakeholders may also be dissatisfied with the pace at which any revisions to our practices or the practices of our customers, strategic partners, or vendors are adopted and implemented. Further, investors and other stakeholders may object to the societal costs or ethical or other implications, or the perceived costs or implications, associated with the use of our products made by one or more of our customers. If any of these events were to occur, our reputation, our ability to retain employees, and the willingness of customers and others to do business with us may be materially and adversely impacted. We may also incur additional costs and require additional resources, which could be material, to monitor, report, and comply with related corporate disclosure obligations in the future, whether those obligations are imposed by law, regulation, or market expectation.
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

Risks Related to Our International Operations
We are continuing to invest in our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have Customer-Entities in more than 15 countries, and 8% of our revenue for the nine months ended January 31, 2026 was generated from customers outside of North America. As of January 31, 2026, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
•political and economic instability, including military actions affecting the Middle East, Russia, Ukraine, surrounding regions and/or rest of the world;
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
Political actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, quotas or other trade barriers and restrictions could affect our ability to provide our C3 AI Software to our Customers and generally fulfill our contractual obligations and have an adverse effect on our future business opportunities. For example, in response to Russian military actions related to Ukraine, the United States and certain allies have imposed economic sanctions and export control measures and may impose additional sanctions or export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports and other commerce and business dealings involving Russia, Belarus, certain regions of Ukraine, and/or particular entities and individuals. Such actions, with regard to Russia and other sanctioned jurisdictions around the world, could limit or block the license of our C3 AI Software to persons or entities affiliated with countries sanctioned or restricted by the United States and certain allies, which may negatively impact future opportunities.
Further, due to political conflict and military actions around the world, we and the third parties with whom we work may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our C3 AI Software. These attacks are expected to occur in the future.
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
As of January 31, 2026, our technology is protected by a broad patent portfolio, with 37 issued patents in the United States, 37 issued counterpart patents in a number of international jurisdictions, over 65 patent applications pending in the United States, and 100 patent applications pending internationally. Our issued patents expire beginning in 2033 through 2045. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business and not otherwise maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect our ability to use every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Our patents, copyrights, trademarks, or other intellectual property rights could be challenged or invalidated by others through administrative processes or litigation. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights with risks of possible counterclaims from suspected infringers. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our C3 AI Software, brand, and other intangible assets may be diminished, and competitors may be able to replicate our C3 AI Software more effectively. Any of these events would harm our business.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of January 31, 2026, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 16.1% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 49.4% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
As of January 31, 2026, there were outstanding options to purchase an aggregate of approximately 30,118,000 shares of our Class A common stock, and approximately 24,932,000 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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
C3.ai, Inc.

Date: March 10, 2026	By:	/s/ Stephen Ehikian
Stephen Ehikian
Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2026	By:	/s/ Hitesh Lath
Hitesh Lath
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)