Form 10-K
period 2026-04-30
C3.ai, Inc.
filed 2026-06-24
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on October 31, 2025 (the last business day of the registrant’s fiscal second quarter), based on the closing price of $17.58 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $1.2 billion.
As of June 10, 2026, the registrant had outstanding 151,949,285 shares of Class A common stock and 3,499,992 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended April 30, 2026.

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
•our ability to acquire new customers and successfully retain existing customers;
•our expectations regarding our tax obligations and the realization of our U.S. and foreign deferred tax assets;
•our ability to increase usage of our C3 AI Software (as defined herein), which includes our C3 Agentic AI Platform, C3 AI Applications and C3 Generative AI;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
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
•our expectations regarding our partner ecosystem;
•our utilization of third parties;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our expectations regarding our future financial performance in connection with our recent CEO transition;
•our ability to effectively manage our growth, including any international expansion;
•our expectations related to our announced reduction in global workforce, restructuring plan, and anticipated costs;

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
Risks Related to Our Business and Our Industry
•We have a history of losses, we anticipate our operating expenses will continue to increase, and we may not be able to achieve or maintain profitability in the future.
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
•Because we derive substantially all of our revenue from subscriptions to our C3 AI Software and Center of Excellence support services, failure of Enterprise AI solutions in general and our C3 AI Software in particular to satisfy customer demands or to achieve increased market acceptance would adversely affect our business, results of operations, financial condition, and growth prospects.
•Issues raised by the use of artificial intelligence (AI), including machine learning (ML), in our C3 Agentic AI Platform may result in reputational harm or liability or otherwise adversely affect our business, financial condition and results of operations.
•Our current C3 AI Software, as well as applications, features, and functionality that we may introduce in the future, may not be widely accepted by our customers, may receive negative attention or may require us to compensate or reimburse third parties, any of which may lower our margins and harm our business.
•We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.
•Our sales cycles can be long and unpredictable, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.
•Changes in our subscription or pricing models could adversely affect our operating results.
•Our revenue depends in part on the success of our strategic relationships with third parties, including channel partners, and if we are unable to establish and maintain successful relationships with them, our business, operating results, and financial condition could be adversely affected.
•If the market for our C3 AI Software fails to grow as we expect, or if businesses fail to adopt our C3 AI Software, our business, operating results, and financial condition could be adversely affected.

•Our ability to retain key members of our senior management may impact the successful execution of our business strategy.
•We may not successfully execute or achieve the expected benefits of our restructuring plan and other measures we may take in the future, and our efforts may adversely affect our business.
•The failure to effectively develop and invest in our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our C3 AI Software.
•If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
•If we are unable to ensure that our C3 AI Software interoperates with a variety of software applications that are developed by others, including our partners, we may become less competitive and our business may be harmed.
•Our ability to sell subscriptions to our C3 AI Software could be harmed by real or perceived material defects or errors in our C3 AI Software.
•The failure to attract and retain additional qualified personnel or to maintain our company culture could harm our business and prevent us from executing our business strategy.
•Our annual and quarterly results and key metrics are likely to fluctuate significantly and may not fully reflect the underlying performance of our business.
•Our performance metrics and certain operational data may not provide an accurate indication of our future or expected results.
•We generally recognize revenue from subscriptions to our C3 AI Software over the terms of such subscriptions. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
•If we fail to meet our service-level commitments under our customer agreements, we could be obligated to provide credits or face contract terminations, which could adversely affect our revenue, reputation, results of operations.
•The terms and conditions of certain multi-year, non-cancellable agreements could result in significant payments or penalties that could have a material adverse effect on our business, financial condition, and results of operations.
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

PART I
ITEM 1. BUSINESS
Overview
C3 AI is the Enterprise AI application software company. C3 AI delivers a family of fully integrated products including the C3 Agentic AI Platform, an end-to-end platform for developing, deploying, and operating Enterprise AI applications; C3 AI Applications, a portfolio of industry-specific Enterprise AI applications that enable the digital transformation of organizations globally; and C3 Generative AI, a library of agentic AI applications to retrieve data, analyze information, surface insights, and orchestrate workflows to drive business value.
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
We have five core product areas, which we collectively refer to as our “C3 AI Software”:
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
•C3 AI Studio, is the integrated development environment in the C3 Agentic AI Platform that enables engineers, data scientists, and increasingly business analysts, to design, build, test, and deploy AI applications.
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
•C3 Code, enables users to build, configure, and deploy a complete, production-grade Enterprise AI applications automatically — including data pipelines, AI models, business logic, security controls, and user interfaces — using natural language instructions. C3 Code orchestrates multiple AI agents working in parallel against an organization's enterprise data, designed to significantly reduce the time and specialized resources required to develop and deploy enterprise AI applications.

How the Products Work Together
•The C3 Agentic AI Platform is the infrastructure layer; all other products run on it and inherit its security, scalability, and data integration.
•C3 AI Studio is the creation layer where engineers and analysts build, customize, and maintain applications.
•C3 Code is the acceleration layer that replaces large amounts of manual work in Studio with automatically generated applications.
•C3 AI Applications are the ready-made solutions layer, encoding C3.ai's accumulated 15 years of domain knowledge.
•C3 Generative AI is the access layer — protected by our awarded AI Agents patent — letting any employee extract value from all the layers.
Together, these five layers represent C3.ai's answer to the central challenge of Enterprise AI: how a large organization moves from raw data to reliable, governed, scalable AI applications that improve business outcomes — quickly, safely, and without building from scratch.
C3 Agentic AI Platform
C3 Agentic AI Platform is the core technology on which every C3 AI product runs — a Platform-as-a-Service analogous to the operating system of a smartphone: every application depends on it, but most users never see it directly. Its central innovation is the patented C3 AI Type System, a model-driven architecture. Rather than writing custom code to connect each enterprise data source, a developer describes the business objects they care about — an Asset, an Alert, a Work Order — and the platform generates all the integration plumbing automatically. We measure this to reduce application development time by roughly 25× versus building from scratch.
The C3 Agentic AI Platform uses a patented model-driven architecture to accelerate delivery and reduce the complexities of developing Enterprise AI applications. The C3 AI model-driven architecture provides an “abstraction layer,” that allows developers to build Enterprise AI applications by using conceptual models of all the elements an application requires, instead of writing lengthy code. We believe this provides significant benefits, including:
Scale AI Across the Business. Customers can use AI applications and models that optimize processes for every product, asset, customer, or transaction across all regions and businesses;
Deliver Results Faster. Customers can deploy AI applications and see results within two quarters and rapidly roll out additional applications and new capabilities;
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
The C3 Agentic AI Platform enables us and our customers to develop Enterprise AI applications by using conceptual models of all the elements required by the application — including data objects (e.g., customer, order, contract), computing resources (e.g., database, storage, messaging), data processing services (e.g., stream processing, batch processing), AI and ML services (e.g., model training, model pipeline management) — instead of having to write complex, lengthy code. This approach vastly reduces technical complexity for developers and the amount of code they need to write. The C3 Agentic AI Platform provides comprehensive capabilities to rapidly develop, deploy, and operate Enterprise AI applications at scale, including:
•Data unification across hundreds of enterprise systems and industrial sensors simultaneously.
•AI/ML lifecycle management for training, testing, deploying, monitoring, and retraining models at industrial scale.
•Agentic AI orchestration coordinating multiple autonomous software agents through multi-step workflows.
•Cloud-agnostic deployment on Azure, AWS, GCP, or on-premises FedRAMP-authorized government clouds.

•Enterprise-grade governance with role-based access, audit trails, and model explainability for regulated industries.
C3 AI Studio
C3 AI Studio is the integrated development environment engineers, data scientists, and increasingly business analysts use to design, build, test, and deploy applications on the platform. It is the equivalent of Microsoft Word for writing documents, except here the document is an enterprise AI application. By enabling less-technical staff to build applications, and by embedding a generative AI assistant for professional developers, Studio compresses time from business problem to deployed solution - a key driver of customer satisfaction and renewal rates. Key components of C3 AI Studio include:
Visual Studio Code Extension. A dedicated Visual Studio Code extension that enables developers and data scientists to work within a familiar integrated development environment (IDE), enriched with C3.ai-specific tooling and autocomplete.
Application Canvas. Low-code drag-and-drop design surface allowing non-engineers to build applications.
C3 Generative AI. Generative AI capabilities that allow users to describe desired application behaviors in natural language.
Data Studio and Auto Machine Learning (ML). Integrated data profiling, cleansing, and connectivity tools, together with automated machine learning capabilities designed to accelerate the development and deployment of predictive models.
C3 AI Applications
C3 AI Applications are pre-packaged, industry-specific AI products that customers license and deploy without building AI capabilities from scratch — analogous to buying a professionally designed home rather than building from raw materials. Every application runs on the platform and is maintained in Studio, so platform improvements automatically flow to all applications and new generative AI capabilities can be added rapidly.
Asset Performance
C3 AI applications for asset performance improve asset reliability, reduce downtime, and increase process efficiency. C3 AI customers use these applications to identify and predict asset performance risks, intervene before downtime occurs, and maximize asset performance.
These application offer a flexible and scalable AI approach with better precision than alternatives. C3 AI’s value proposition within reliability emphasizes its (1) complementary approach to existing asset management and data historian systems, (2) detailed asset hierarchy modeling, including asset templates and failure mode libraries, (3) flexible AI pipelines that leverage best-in-class ML frameworks with AI explainability, and (4) comprehensive user workflows to action AI recommendations, with bidirectional integrations to work management and operations systems.
C3 AI offers five discrete applications for asset performance:
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
•C3 AI Asset Connect enables industrial and manufacturing teams to rapidly create digital representations of physical assets and contextualize data to build scalable AI foundation.
•C3 AI Field Services helps field teams to restore and maintain critical assets safely and efficiently in complex industrial environments in a mobile-first AI module.

Supply Chain
C3 AI applications for supply chain significantly improve resiliency and efficiency with proactive risk mitigation and advanced optimization. C3 AI’s value proposition in supply chain emphasizes its (1) strength in data unification for enterprise and external data to enable near-real-time global visibility of all goods, orders, and transportation, (2) detailed part-level tracking across the supply chain, (3) advanced AI to preemptively detect and mitigate risks, optimize processes, and avoid disruptions, and (4) fully complementary approach with enterprise resource planning, or ERP, systems (e.g., SAP ERP) and supply chain planning tools (e.g., SAP IBP, Logility).
Customers rely on these applications to rapidly improve business outcomes while providing flexibility in how they manage their entire supply chain software ecosystem. One large global manufacturing C3 AI customer uses C3 AI’s production scheduling software to support facilities using mainframe systems, continuing to use the same C3 AI Software while the underlying systems are upgraded to SAP ERP, highlighting the versatility and future-proofing of the model-driven architecture.
C3 AI offers six applications for supply chain:
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
•C3 AI Supply Chain Orchestration provides supply chain planners and leaders with real-time, end-to-end visibility and advanced decision support.
Defense & Intelligence
C3 AI application for Defense & Intelligence help maximize mission capabilities. C3 AI customers span the U.S. Department of War, or the DoW, (including branches such as the U.S. Air Force), the Missile Defense Agency, and the DoW’s Chief Digital and Artificial Intelligence Office. C3 AI offers a core set of products adaptable for each agency’s needs.
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
C3 AI offers four applications for defense and intelligence:
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

Property Appraisal
C3 AI Property Appraisal brings the power of Enterprise AI to state and local governments, helping maximize tax revenues by providing highly precise property appraisals. C3 AI Residential Property Appraisal and C3 AI Commercial Property Appraisal provide data unification across numerous disparate systems and create highly defensible property valuations, reducing the cost and time of real property appraisal.
C3 Generative AI and C3 Agentic AI
C3 Generative AI brings ChatGPT-style conversational intelligence to the enterprise, with the critical difference that answers are grounded in the customer's own proprietary data, not just general internet knowledge. A refinery engineer can ask why a pump is behaving erratically and receive a coherent, source-cited answer in seconds, synthesized from sensor readings, work orders, OEM manuals, and inspection reports — a task that previously required hours of expert manual data gathering.
C3 Generative AI is a unified knowledge source that enables enterprise users to rapidly locate, retrieve, and act on enterprise data and insights through an intuitive search and chat interface. By combining state-of-the-art foundational large language models (LLMs), deep learning retrieval models, and the C3 Agentic AI Platform, C3 Generative AI serves as a deep domain knowledge source to support information retrieval across disparate datasets and improve decision-making.
C3 Generative AI helps users orchestrate AI agents to retrieve data, analyze information, surface insights, and initiate workflows for demanding, high value enterprise use cases that require accurate and reliable performance. C3 AI provides over 30 Generative AI applications across industries, business processes, and enterprise systems.
C3 Generative AI is built natively into the C3 Agentic AI Platform and can be embedded into any C3 AI Application, enabling enterprise users to interact with their data, applications, and workflows through natural language search, chat, and conversational interfaces.
C3 Generative AI is built to support demanding enterprise requirements. Unlike the conventional approach of fine-tuning LLMs with enterprise data, by separating the LLM from enterprise data, C3 Generative AI can provide deterministic responses with full traceability to the exact source, support granular enterprise access control requirements, and reduce the risk of LLM-caused information leakage.
C3 Generative AI works in concert with C3 Agentic AI to extend these capabilities from information retrieval to autonomous action. C3 AI Agentic Process Automation provides intelligent, reliable automation for enterprise processes with minimal human intervention. Going beyond scripted rules, C3 AI Agentic Process Automation combines rules-based automation with the reasoning capabilities of AI agents to encapsulate entire business and operational processes. Agentic workflows can be declared using natural language, with no code required, and can be executed on a schedule, on-demand, or on-event.
Powered by C3 AI’s patented agent orchestration technology, C3 Generative AI enables autonomous agents to reflect, collaborate, and execute complex, multi-step workflows across disparate enterprise and external data sources. The C3 AI Dynamic Planning Agent can be deployed into any application context to coordinate with other agents and solve complex tasks, while specialized agents — such as the C3 AI Deep Research Agent for long-form work like document generation — orchestrate effort across multiple agents to accelerate high-value outcomes.
We believe C3 Generative AI is unique in the market, offering:
•LLM-agnostic architecture: Customers can choose or switch among OpenAI, Google, and other models without rebuilding applications.
•Retrieval-Augmented Generation (RAG): C3 AI's proprietary technique that grounds every answer in source documents with citations, preventing hallucination.
•AI Agents (Patented): Autonomous software workers that plan and execute multi-step tasks. The awarded patent protects the orchestration architecture.
•Enterprise-grade guardrails: Role-based access controls ensure users see only authorized data, even through a conversational interface.

•Omni-modal parsing, extracts high-quality content and metadata from wide array of unstructured formats — including presentations, spreadsheets, rich text, audio, and video — transforming them into a structured knowledge graph.
•The C3 AI Dynamic Planning Agent with multi-agent collaboration allows the C3 AI’s planning agent to perform multi-step reasoning across all data types, coordinate with other agents to solve complex tasks and workflows.
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
C3 Code
C3 Code is the most dramatic leap forward in our product history. C3 Code is the Company’s agentic development environment embedded within the C3 AI Studio on the C3 Agentic AI Platform. It enables users to build, configure, and deploy a complete, production-grade Enterprise AI applications automatically — including data pipelines, AI models, business logic, security controls, and user interfaces — using natural language instructions. C3 Code orchestrates multiple AI agents working in parallel against an organization's enterprise data, designed to significantly reduce the time and specialized resources required to develop and deploy enterprise AI applications.
C3 Code is built on C3 AI’s patented agent-orchestration technology — the same foundational intellectual property that underpins C3 Generative AI — providing defensible protection around the autonomous, multi-agent capabilities common to both products. C3 Code works as follows:
•The user describes the application needed (e.g., "Analyze my global in-process inventory and show me where my most critical shortages are").
•C3 Code's agents interpret the request against the customer's enterprise data context — ERP, supply chain, logistics feeds.
•Multiple agents work simultaneously: one builds the data model, one configures the ML pipeline, one builds the user interface, one sets up security and access controls.
•Within hours a production-grade application is generated — with live data integration, dashboards, AI scoring, and role-based access — ready for technical review and deployment.

C3 Code differs from general-purpose AI coding tools like GitHub Copilot in two ways. First, it starts from pre-built Application Packages encoding deep knowledge of how real enterprises operate in manufacturing, energy, and defense — so generated code reflects industrial workflows, not generic software patterns. Second, the applications it produces are deployed through C3.ai's enterprise pipelines with security, audit trails, and governance built in from the start; the generated code is fully portable and customers are not locked to any specific AI model or cloud provider.
Lighthouse Customers
Our market-entry strategy has been to establish high-value customer engagements with large global early adopters, or lighthouse customers, across Europe, Asia, and the United States spanning a range of industries. These lighthouse customers serve as proof points for other potential customers in their respective industries. We have established strategic relationships with large multinational corporations and government entities and commonly enter into enterprise-wide agreements spanning multiple operating units or divisions.
The core of this strategy is to deliver high-value outcomes at scale across multiple industries, including manufacturing, defense, oil and gas, utilities, chemicals, healthcare, life sciences, and government. We structure these engagements as initial production deployments, or IPDs, to initiate and expand customer relationships across sectors. The U.S. Federal government, including defense, intelligence community, and civilian agency customers, has emerged as a significant and growing segment of our business. Our partner ecosystem, including Microsoft, Amazon Web Services, McKinsey & Company, Baker Hughes, Booz Allen Hamilton, and more, serves as a primary channel for customer acquisition and expansion.
High-Value Outcomes
We are enabling the digital transformation of many of the world’s leading organizations and, in the process, helping them to attain short time-to-value and exceptionally high economic returns. At some companies, based on feedback and other information provided from our customers, we estimate our solutions have helped return billions of dollars in economic benefit. We have focused on executing a more selective number of IPD agreements, reflecting our strategic focus on engagements with a higher probability of delivering targeted economic value to customers and a greater likelihood of conversion into production contracts.
Rapid Time to Value
The key to our market success and our primary competitive differentiator is our ability to leverage the C3 Agentic AI Platform, C3 AI Applications, and C3 Generative AI to bring high-value Enterprise AI applications into production use rapidly. With C3 Code and its agentic development capabilities, users can now describe a use case, feature, or application in natural language and have production-grade Enterprise AI applications designed, built, configured, and deployed in a fraction of the time previously required – in some cases within hours rather than weeks.
C3 AI Sales Cycle
Our typical sales cycle begins with one or more product and technical presentations about C3 AI, leading to a mapping of our capabilities to customer use cases. This process is increasingly initiated and advanced through our partner ecosystem. Following use case mapping, we typically sign a paid IPD agreement for the C3 Agentic AI Platform, a C3 AI Application or C3 Generative AI, and C3 AI Center of Excellence (COE) including support services, generally lasting up to six months. During that period, we work with the customer to deploy a production-level C3 AI Application. Our customer base includes large organizations across oil and gas, power and utilities, aerospace and defense, industrial products, life sciences, financial services, and government sectors, including U.S. Federal agencies.
Following a successful IPD, customers may continue to license the C3 AI Application and the C3 Agentic AI Platform for a consumption-based fee arrangement or enter into a time-certain multi-period commitment that may include consumption charges. Over time, our customers typically expand usage by adding users, expanding their use of the initial application to another use cases, purchasing additional C3 AI Applications for a subscription fee and by developing their own AI applications on the C3 Agentic AI Platform, which increases consumption-based fees as usage scales. C3 AI continues to support our customers through software updates and COE support services, as needed.

Partner Ecosystem
C3 AI’s Enterprise AI expertise and technology combined with our partners’ deep domain expertise enhances our solutions to joint customers. We have made significant progress establishing and extending productive partnerships. Our partner ecosystem is effective at opening new doors with new customers and expanding product offerings with existing customers.
C3 AI and Microsoft maintain a multi-year global alliance to accelerate Enterprise AI adoption. The partnership encompasses deep collaboration across product innovation and integration, marketing and sales, and customer success, with a shared focus on critical industries including manufacturing, healthcare, energy, and defense. C3 AI and Microsoft have aligned their global sales teams and field organizations to streamline enterprise engagements, enable joint account planning and co-selling, and expand adoption at scale. C3 AI products are integrated into Microsoft’s commercial marketplace incentive programs, allowing Azure sellers to receive quota retirement and compensation when transacting C3 AI solutions. All C3 AI Applications are available in the Azure Marketplace.
C3 AI and AWS maintain a multi-year strategic collaboration agreement focused on accelerating Enterprise AI solution delivery and expanding go-to-market efforts across a variety of industries.
C3 AI and Google Cloud maintain a global partnership that encompasses joint selling activities and integration between C3 AI Applications and Google Cloud services. All C3 AI Applications have been optimized to run in the Google Cloud Platform environment and are available in the Google Cloud Marketplace.
C3 AI and McKinsey & Company maintain a strategic collaboration to accelerate Enterprise AI transformations at scale. The alliance combines McKinsey's AI practice, QuantumBlack, with C3 AI's Enterprise AI software to help clients realize operational improvements and unlock new growth opportunities through agentic AI.
C3 AI and Booz Allen maintain a strategic partnership focused on delivering AI solutions to the government, defense, and intelligence sectors. The companies jointly go to market with the C3 Agentic AI Platform and suite of pre-built C3 AI Applications, and have closed multiple engagements with the Department of War's Chief Digital and Artificial Intelligence Office and other federal organizations.
C3 AI and Baker Hughes maintain a multi-year strategic partnership under which Baker Hughes serves as reseller of C3 AI software in the oil and gas industry and a non-exclusive reseller in other industries. The partnership was most recently renewed and expanded in April 2025, reinforcing joint co-selling efforts, co-investment in AI solutions, and scaled deployments focused on improving production efficiency, reducing downtime, and increasing operational visibility across assets.
C3 AI and Fractal maintain a services and go-to-market partnership encompassing customer service engagements, co-marketing, and co-selling activities. Fractal has committed to building a dedicated C3 AI practice of trained engineers and data scientists. The partnership was most recently extended in April 2026, continuing joint efforts to implement, extend, and scale C3 AI solutions for customers.
C3 AI and Cathexis maintain a partnership focused on accelerating the delivery of AI applications for the U.S. Intelligence Community, with an expanding team of dedicated Cathexis staff supporting joint selling and delivery efforts. The partnership was most recently extended in April 2026, continuing joint efforts to implement, extend, and scale C3 AI solutions for customers.
C3 AI and Capgemini maintain a partnership under which Capgemini has established a dedicated global C3 AI practice to deliver scalable Enterprise AI solutions for joint clients across industries.
C3 AI and PwC maintain a strategic alliance to deploy AI-powered business transformation at enterprise scale. The alliance combines PwC's consulting and implementation capabilities with C3 AI's prebuilt AI applications, with an initial focus on manufacturing, energy, and financial services.
C3 AI and Cognizant maintain a strategic alliance to deploy and scale Enterprise AI across industries, with an initial focus on healthcare and financial services.

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
Early on, we focused on the oil and gas, federal, aerospace and defense, energy and utilities, manufacturing, and financial services sectors, as those industries were early adopters in Enterprise AI. We have since expanded into state and local governments, agriculture and forestry, pharmaceuticals, chemicals, professional services, telecommunications, logistics and transportation, and hospitals and healthcare and are seeing increased industry diversity in our sales pipeline and initial production deployment engagements. Our goal is to rapidly move down-market in the coming years to serve the small and medium business segments of each industry.
Revenue Model
Our revenue consists of software subscription and professional services revenue. The substantial majority of our revenue is generated from subscriptions to our software.
Subscriptions
Our subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, initial production deployments of our C3 AI Applications or Generative AI, and runtime and hosting fees. Licensing of our software grants our customers the right to use our software, either on C3-hosted environments, on their own cloud instance or their internal hardware infrastructure, over the contractual term. We offer a premium stand-ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software over the contractual term. Customers may pay a usage-based runtime fee for our C3 AI Software for specified levels of capacity. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. We also provide software licenses that do not require maintenance and support services, for which revenue is recognized when the control of the software is transferred to the customer.
Within subscription revenue, we include revenue from contracts with customers that are based on our consumption-based pricing model. C3 AI generally engages with customers through a paid “Initial Production Deployment” phase of generally up-to six months that may include developer access to the C3 Agentic AI Platform, one or more C3 AI Applications or C3 Generative AI and COE support services with typically unlimited runtime. Following the initial production deployment period, customers either pay a monthly fee and consumption charges using vCPU and vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges. We also charge the customer any hosting fees incurred by us for hosting in our own cloud instance.
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

In instances where a large or continuing professional services presence may be desired or necessary, we generally rely upon our partner ecosystem to provide those services. This enables us to maintain high gross margins and allows us the flexibility to rapidly deploy trained professional services personnel at large scale throughout the world.
Marketing
Our multichannel marketing function is focused on market education, thought leadership, account-based marketing, and demand generation. We engage the market through digital, print, and social media, virtual and physical events, including C3 Transform, our annual international user, executive, and AI thought leadership conference, and other livestreamed events featuring C3 AI customers, C3 AI partners, and C3 AI experts in AI, ML, and data science. Our Chief Executive Officer and Chairman, Tom Siebel — a recognized technology thought leader and author of the 2019 Wall Street Journal best seller, Digital Transformation: Survive and Thrive in an Era of Mass Extinction —has been a frequent industry keynote speaker and is often interviewed by leading media, including The Wall Street Journal, The Financial Times, The Economist, Fortune, Forbes, CNBC, BloombergTV, and Yahoo! Finance.
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
As of April 30, 2026, we had 764 full-time employees, with 582 based in the United States and 182 in our international locations.
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
Recognized Enterprise AI Industry Leadership
We believe we are broadly recognized as a leader in Enterprise AI with many other industry recognitions, including Verdantix (2025), The Financial Times’ The Americas’ Fastest Growing Companies (2025), and have been named to the Constellation ShortListTM for Cloud-Based Data Science & Machine Learning Platforms (2025), the Constellation ShortListTM for Cloud-Based Data Science & Machine Learning Platforms (2024), Constellation ShortList™ for Artificial Intelligence & Machine Learning Cloud Platforms (2024), Constellation ShortList™ for Artificial Intelligence & Machine Learning best-of-Breed Platforms (2024), a Leader in the Forrester WaveTM: AI/ML Platforms (2024), Fortune 50 AI Innovators (2023), IDC MarketScape: Solutions for Industrial Platforms and Applications in Energy (2021) CNBC Disruptor 50 (2020), BloombergNEF Pioneer (2020), and Forbes Cloud 100 (2020).

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
The significance of this architectural advantage is best understood against the backdrop of how enterprise computing has evolved. Over the last four decades, the IT industry has transitioned from mainframe computing to handheld computing. The software industry has transitioned from custom applications based on mainframe standards to applications developed on a relational database foundation, to enterprise application software, to SaaS and mobile apps, and now to the agentic AI-enabled enterprise, in which autonomous AI agents increasingly initiate and execute work across the organization.
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
As of April 30, 2026, our technology is currently protected by a broad patent portfolio, with 33 issued patents in the United States, 30 issued counterpart patents in a number of international jurisdictions, over 31 patent applications pending in the United States, and 74 patent applications pending internationally. Our issued patents expire beginning in 2031 through 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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
Awash in “AI Platforms”
Today the market is awash in AI solutions that provide component parts to design, develop, provision, and operate Enterprise AI applications, including Cassandra, Cloudera, DataStax, AWS IoT, and Hadoop. AWS, Microsoft Azure, and Google Cloud each offer an elastic cloud computing platform and an increasingly innovative library of microservices that can be used for data aggregation, ETL, queuing, data streaming, MapReduce, continuous analytics processing, ML services, and data visualization. An array of open-source software offerings cater to data management, machine learning services, and analytics. While these products are useful, we believe that none offers the scope of utility necessary and sufficient to rapidly design, develop and deploy Enterprise AI applications, nor the model-driven agentic foundation required to orchestrate and operate autonomous AI agents at enterprise scale.
“Do It Yourself” Enterprise AI?
Early in any software innovation cycle, companies often try to build the new technology themselves. As with the introduction of ERP and CRM software in prior cycles, many IT organizations first attempt to internally develop a general-purpose Enterprise AI and IoT platform, using open source software combined with microservices from cloud providers like AWS and Google Cloud.
The organization then assembles hundreds to thousands of programmers, often distributed worldwide, who use structured programming and APIs to stitch these disparate programs, data sources, sensors, ML models, development tools, and user interfaces into a unified platform for building and deploying enterprise-scale AI and IoT applications.
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
•Data Integration. An integrated, federated common object data model is essential, yet a structured, API-driven approach can require hundreds of person-years to build one for a large corporation. This is the primary reason tens to hundreds of millions of dollars are spent and, years later, no applications are deployed — a pattern of failure common across the Fortune 500.
These challenges only multiply in the agentic era, where building and operating autonomous AI agents adds orchestration, governance, and traceability demands that a do-it-yourself architecture cannot sustain. Data security compounds the difficulty: enterprise-grade access control, encryption, data isolation, and compliance controls must be applied consistently across every component, yet in a do-it-yourself architecture they are bolted on after the fact and only as strong as the weakest integration — a risk magnified as autonomous agents act on sensitive data with limited human oversight.
The C3 Agentic AI Platform: Model-Driven Architecture
Model-driven architecture emerged in the early 21st century in response to the growing complexity of enterprise application development. Although structured programming remains the state of the art for many applications, it breaks down at the complexity and scale of modern Enterprise AI and IoT applications. The C3 Agentic AI Platform is designed and built with a model-driven architecture to overcome that limitation.
Central to the architecture is the “model,” an abstraction layer that simplifies the programming problem. Rather than manage the data types, interconnections, and processes associated with a given entity (such as a customer, tractor, doctor, or fuel type), the developer simply addresses that entity’s model, which abstracts all of the underlying data, interrelationships, APIs, associations, and processes used to manipulate it.
Virtually anything can be represented as a model, including databases, natural language processing engines, and image recognition systems. Models also support inheritance: a “relational database” model can stand in for any relational system such as Oracle, Postgres, Aurora, Spanner, or SQL Server, while a “key-value store” model can incorporate Cassandra, HBase, Cosmos DB, or DynamoDB.
The platform delivers workflow-enabled AI solutions with advanced data fusion, governance, and scalable AI/ML operations. Unlike legacy stacks that bolt on AI capabilities, it has been purpose-built and refined over 15 years to rapidly develop and deploy enterprise-grade AI applications, leveraging the full AI technology stack, including silicon, cloud infrastructure services, and foundation models, for performance and flexibility.
C3 AI Reduces Complexity, Simplifies Development
Through its model-driven architecture, the C3 Agentic AI Platform provides an abstraction layer and semantics to represent the application, freeing the programmer from data mapping, API syntax, and the mechanics of computational processes such as ETL, queuing, pipeline management, and encryption.
An effective object model uses abstract models as placeholders to which a programmer links an appropriate implementation: a relational database model to Postgres, a report writer model to MicroStrategy, or a data visualization model to Tableau. As new open source or proprietary solutions become available, the object model library can simply be extended to incorporate them.
The model-driven architecture also future-proofs applications built on the platform: its modular design lets new, upgraded, or enhanced services be integrated readily, so organizations can take advantage of improved offerings as they become available.
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
The platform enables these and other leading organizations to develop and operate Enterprise AI applications at scale, with a fraction of the effort and resources other approaches require. Applications built on it are flexible, easily upgraded, and portable across cloud platforms with little or no modification, future-proofing customers’ investment in Enterprise AI and IoT development.
C3 AI was the first to file and receive a core patent for Agentic AI and its orchestration in enterprise applications. The platform supports high-accuracy, omni-model agentic capabilities for retrieval, reasoning, and decision-making, including our Dynamic Planning Agent, which performs multi-step data retrieval, reasoning, visualization, and action execution across diverse data types. This orchestration is powered by C3 AI’s metadata-based Object Models, which provide semantic understanding of enterprise data. Once data are integrated into C3 AI Objects, customers can use pre-built agents and tools to interact with, reason over, and act on the data, or integrate their own agents and tools within our framework.
The platform is LLM-agnostic and seamlessly supports both commercial and open-source LLMs, offering customers the flexibility to choose models that best meet their needs.
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

Our primary competition is largely do-it-yourself, company-specific AI platforms built by internal IT organizations, typically by integrating internally developed tools, open source solutions, point solutions from independent software vendors, and components from AWS, Microsoft Azure, or Google Cloud, often managed as professional service projects by firms such as Accenture, Capgemini, Lockheed Martin, Booz Allen Hamilton, among others. These projects are costly and time-consuming, frequently fail, and, when successful, usually take years to realize economic return. Increasingly, these do-it-yourself efforts also incorporate frontier AI coding tools, which generate application code from natural-language descriptions but do not by themselves provide an end-to-end foundation for enterprise-scale Enterprise AI. Most of our customers have tried and failed at one or more such bespoke efforts, sometimes at great expense, before turning to C3 AI.
We believe no platform is directly competitive with the full end-to-end, model-driven scope of the C3 Agentic AI Platform, although a number of providers offer overlapping capabilities. The offerings formerly positioned as functionally equivalent, GE Predix and IBM Watson, were multibillion-dollar efforts backed by massive promotional campaigns, yet we no longer encounter them in competitive situations
Growth Strategy
We are investing in the expansion of our direct enterprise sales and service organization both geographically and across vertical markets to expand the use of C3 AI solutions within existing customers and establish new customer relationships.
The consumption-based pricing model helps us better meet the needs of our customers by making it easier and less costly to adopt our products and services. With the consumption-based pricing model, customers start with initial production deployments which provide developers access to the C3 Agentic AI Platform and C3 AI Applications, together with COE support services, for up to six months. After completing a successful initial production deployment, our customers may continue to license the C3 AI Application and the C3 Agentic AI Platform for a consumption-based fee or enter into a time-certain multi-period commitment that may include consumption charges.
After we help our customers solve their initial use cases, they frequently identify incremental opportunities within their operations and expand their use of our products. The increased engagement is measured by a combination of increased vCPU/vGPU usage, increased C3 AI Software subscriptions and subscriptions to the C3 Agentic AI Platform for in-house AI application development.
Demand for agentic AI is a key part of our growth strategy. Customers are increasingly adopting the C3 Agentic AI Platform and its agentic capabilities to build and operate autonomous AI agents across their operations, and we are working through a substantial pipeline of related opportunities. Our solutions are available on the Microsoft Azure, AWS, and Google Cloud marketplaces.
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
We believe that Enterprise AI is a mega-market event. As this market has developed, C3 AI has expanded its market offerings and continually expanding its market position to address the ever-expanding opportunity.
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
1 https://www.statista.com/statistics/764026/number-of-iot-devices-in-use-worldwide/

This expansion into energy markets proved successful as the company booked approximately $83 million in contracts and recognized $63.9 million in revenue during this period.
C3 IoT: 2016 – 2018
By 2016, we were seeing significant expansion in the cloud computing market and the proliferation of IoT sensors was expanding dramatically across many industries. We were increasingly approached by manufacturing companies, financial services companies, oil and gas companies, and the U.S. Department of War to deploy the same types of AI applications that we had successfully deployed in enterprises and utilities including AI Predictive Maintenance, AI Fraud Detection, AI Inventory Optimization, and C3 Energy Management.
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
In addition to the products and services that the company offered since its inception, C3 AI again expanded its product offerings to include industry-specific production applications such as utility, oil & gas, state and local governments, financial services, manufacturing, health, and communications, and U.S. defense and intelligence, among others. Across industries, we introduced a number of AI application products that serve all vertical markets including C3 AI Asset Performance, C3 AI Supply Chain, C3 AI Defense and Intelligence, C3 Generative AI, among others.
Again, this market expansion proved successful, enabling C3 AI to book over $2.0 billion in additional contracts and recognize $1.9 billion in revenue from 2019 – 2026.
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
Risks Related to Our Business and Our Industry
We have a history of losses, we anticipate our operating expenses will continue to increase, and we may not be able to achieve or maintain profitability in the future.
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $470.4 million, $288.7 million, and $279.7 million for the fiscal years ended April 30, 2026, 2025, and 2024 respectively. As a result, we had an accumulated deficit of $1.8 billion as of April 30, 2026. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. We do not know whether or when we will generate sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase or declines. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:

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
We also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, our revenue may continue to decline or growth may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, such as the other risks described herein, unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
Further, in future periods, our revenue may be adversely impacted due to a number of factors, including a reduction in demand for our C3 AI Software, reduction in consumption of our C3 AI Software, increased competition, contraction of our overall market, our inability to accurately forecast demand for our C3 AI Software, or our failure, for any reason, to capitalize on growth opportunities. We experienced a decline in revenue and an increase in operating losses in the fiscal year 2026 as compared to the prior fiscal year. The results were attributed, in part, to disruption from a comprehensive restructuring of our global sales and services organizations, our Chief Executive Officer (“CEO”) and Chairman’s unanticipated health limitations and unsatisfactory execution by our global sales and services organizations. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business will be harmed.
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
In addition, our future success depends on our ability to sell additional subscriptions for our C3 AI Software to our existing customers. Our customers generally have no contractual obligation to renew, upgrade, or expand their subscriptions after the terms of their existing subscriptions expire. Similarly, after completing an initial production deployment or trial customers do not have an obligation to continue to license our products, and we may not be able to convert initial production deployment customers into customers purchasing ongoing subscriptions or continue with a monthly consumption-based fee. In addition, our customers may opt to decrease their usage of our C3 AI Software. Given our limited experience with customer renewals of our AI products and services, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and expansion commitments may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our C3 AI Software and our customer support, the frequency and severity of software and implementation errors or other reliability issues, the pricing of our subscriptions or competing solutions, changes in their IT budget, the effects of global economic conditions, and our customers’ financial circumstances, including their ability to maintain or expand their spending levels. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. If our customers do not purchase additional subscriptions, increase their usage of our software, or renew their subscriptions with us, our business, financial condition, and results of operations may be harmed.
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
We sell to U.S. federal, state, local, and foreign governmental agency customers, as well as to customers in highly regulated industries such as financial services, telecommunications, and healthcare. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government demand and payment for our products and services have been and may be impacted by public sector budgetary cycles and funding reductions or delays, such as an extended federal government shutdown, which have and may adversely affect public sector demand for our products and services and the timing of payment of our products and services. Government contracting requirements may change and restrict our ability to sell into the government sector. Government demand and payment for our C3 AI Software is affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our C3 AI Software.

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
Our use of artificial intelligence, or AI, and machine learning, or ML, technologies, collectively, AI/ML technologies, may also subject us or our customers to certain privacy and data security laws, as well as increasing regulation and scrutiny. There is increasing U.S. and foreign activity in the regulation of AI and other similar uses of technology. In Europe, the EU AI Act entered into force on August 1, 2024 and will become fully applicable on August 2, 2026, with some provisions already applying from February 2025. We do not engage in developing or providing AI systems or general-purpose AI models that would qualify as “prohibited AI practices”. However, if we or our customers are classified as developing or using “high-risk” AI systems, or general-purpose AI models, including general-purpose AI models with systemic risk, the EU AI Act could impose more restrictions and obligations. This could increase the costs and burdens to us and our customers, delay or halt deployment of new products and services, and may reduce the number of new customers, negatively impacting our business and financial results. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Moreover, in the United Kingdom, the government has confirmed its position that existing regulators are to implement certain specific principles (safety, security and robustness; transparency and explainability; fairness; accountability and governance; contestability and redress), within those regulators’ existing remits, to guide and inform the responsible development and use of AI/ML within their relevant sectors/competences. We expect other jurisdictions will adopt similar laws. In the United States, several states and localities have enacted measures related to the use of AI and ML in products and services. We may have to change our business practices to comply with such obligations. For example, our employees and personnel use generative AI technologies to perform their work. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
Furthermore, there is increasing regulation and scrutiny over the outputs of AI/ML tools and their potential impacts on end-users. In particular, California Senate Bill 243 requires operators of companion chatbots to take certain measures to bolster transparency and user safety, including ensuring end-users know that the companion chatbot is artificially generated and not human and maintaining a protocol for preventing the production of suicidal ideation, suicide, or self-harm content to the user. Even to the extent such laws may not be directly applicable to us, they may be applicable to our customers, and we may in turn face contractual obligations that require us to take measures to ensure our AI/ML tools are capable of complying with requirements under the laws. These obligations could increase the cost of research and development in AI/ML, make it harder for us to conduct our business using AI/ML, or require us retrain our AI/ML.
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
Moreover, new innovative start‑up companies, and larger companies that are making significant investments in research and development, have and may continue to introduce products that have greater performance or functionality, are easier to implement or use, or incorporate technological advances that we have not yet developed or implemented, or have and may continue to invent similar or superior technologies that compete with ours. Our current and potential competitors have also established and may establish new cooperative relationships among themselves or with third parties that may further enhance their resources.

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
Our results of operations may fluctuate, in part, because of the complexity of customer problems that our C3 AI Software addresses, the resource‑intensive nature of our sales efforts, the length and variability of the sales cycle for our C3 AI Software, and the difficulty in making short‑term adjustments to our operating expenses. The timing of our sales is difficult to predict. The length of our sales cycle can vary substantially from customer to customer and can extend over a number of years for some customers. Our sales efforts involve educating our customers about the use, technical capabilities, and benefits of our C3 AI Software. Customers often undertake a prolonged evaluation process, which frequently involves not only our C3 AI Software but also those of other companies. In addition, the size of potential customers may lead to longer sales cycles. For instance, we invest resources into sales to large organizations and large organizations typically undertake a significant evaluation and negotiation process due to their leverage, size, organizational structure and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our C3 AI Software. Large organizations may demand additional features, support services, and pricing concessions or require additional security management or control features. Some organizations may also require an on-premise solution rather than a cloud solution, which potentially requires additional implementation time and potentially a longer sales cycle. We may spend substantial time, effort and money on sales efforts to large organizations without any assurance that our efforts will produce any sales or that these customers will deploy our C3 AI Software widely enough across their organization to justify our substantial upfront investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.
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
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operates as the exclusive channel partner and reseller of our C3 AI Software in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was most recently revised in January 2023 and again in April 2025. Baker Hughes is no longer C3 AI’s exclusive reseller. We also have strategic relationships with Microsoft, AWS, McKinsey & Company, Google Cloud, and Raytheon.
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
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder and current CEO and Chairman, Thomas M. Siebel, is critical to our overall management, sales strategy, culture, strategic direction, engineering, and operations. In addition, Mr. Siebel is a recognized leader in information technology and is critical to the continued development of our C3 AI Software. All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team, whether in connection with the CEO transition, possible health setbacks or otherwise, could make it more difficult to execute our business strategy and, therefore, harm our business.
We may not successfully execute or achieve the expected benefits of our restructuring plan and other measures we may take in the future, and our efforts may adversely affect our business.
On February 24, 2026, the Company’s board of directors approved a restructuring plan (the “Plan”), intended to fundamentally improve our operating efficiency and reposition our company for long term success. In connection with the Plan, we have restructured our sales organization, realigned proved personnel directly under our Chief Executive Officer to increase accountability and execution, and reengineered our product design and delivery framework to increase development speed and enhance our competitive positioning. These measures are intended to address our short and long-term objectives and are based on our current estimates, assumptions, and forecasts, which are subject to known and unknown risks and uncertainties. Implementation of these and any other initiatives may not achieve our expected benefits, may be disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, the Plan could result in personnel attrition beyond our planned reduction in headcount or could reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, could affect our ability to attract highly skilled employees, or may otherwise adversely affect our business.
The failure to effectively develop and invest in our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our C3 AI Software.
Our ability to expand our customer base and achieve broader market acceptance of our C3 AI Software depends to a significant extent on our ability to continue to improve the efficiency and effectiveness of our marketing and sales operations. Our sales operations have been, and may in the future be, negatively impacted by our CEO's inability to actively participate in the sales process. We plan to continue investing in our sales force and strategic partners, both domestically and internationally.

Recruiting and training qualified sales representatives is time-consuming and resource intensive, and new hires may not reach full productivity for a significant period of time. As we enter new markets and expand our product offerings, we may need to recruit additional sales and marketing resources specific to such expansion, which may be increasingly costly and ultimately unsuccessful. As more customers adopt our consumption-based pricing model, our sales team must also maintain focus on expanding consumption within the existing customer base, requiring continued investment of financial and other resources.
On August 8, 2025, we announced the restructuring of our global sales and services organization in the first quarter of fiscal 2026, including new leadership. This restructuring has had a disruptive effect on our financial performance and may exacerbate the risks described herein. Our business will be harmed if our marketing and sales efforts do not generate a correspondingly significant increase in revenue. If we are unable to hire, develop, and retain talented sales personnel, or if our sales and marketing programs are not effective, our revenue may grow more slowly than expected or materially decline.
If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
Developing and maintaining awareness and integrity of our brand and reputation are important to achieving widespread acceptance of our C3 AI Software, attracting new customers, and retaining existing ones. The importance of our brand is expected to increase as competition in our market intensifies. Successful brand promotion depends on the effectiveness of our marketing efforts, our ability to provide reliable and competitively priced software, the perceived value of our offerings, and our ability to maintain customer trust and differentiate our capabilities from competitive alternatives.
Brand promotion activities may not yield increased revenue, and even if they do, the resulting revenue may not offset the associated expenses. If we fail to promote and maintain our brand successfully, or incur substantial expenses in an unsuccessful attempt to do so, we may fail to attract new customers and partners or retain existing ones, which could adversely affect our business and financial condition. Negative publicity relating to our employees, partners, or others associated with us may also harm our reputation by association and reduce the value of our brand. Any such reputational damage may result in reduced demand for our C3 AI Software, increased risk of losing market share, and costly remediation efforts that may not be successful.
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

Our performance metrics and certain operational data may not provide an accurate indication of our future or expected results.
Our performance metrics and other operational data may involve judgment and therefore may not accurately reflect our actual performance. Our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our reported metrics, and our metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such metrics. We regularly review and may adjust our processes for calculating metrics to improve their accuracy. If our metrics are not accurate representations of our business, if we discover material inaccuracies, or if the metrics we rely on do not provide an accurate measurement of our business, our reputation may be harmed, we may be subject to legal or regulatory actions, and our operating and financial results could be adversely affected.
Certain metrics commonly reported by subscription-based software companies, such as net dollar-based revenue retention rate and annual recurring revenue, are particularly limited indicators of our future financial results. Due to our dependence on a relatively small number of high-value customer contracts, the gain or loss of even a single contract could cause significant volatility in these metrics, rendering them unreliable predictors of revenue for any given period. Investors and analysts should not place undue reliance on these metrics as indicators of our future or expected results, as doing so could adversely affect the trading price of our Class A common stock.
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
If we fail to meet our service-level commitments under our customer agreements, we could be obligated to provide credits or face contract terminations, which could adversely affect our revenue, reputation, results of operations.
Our customer agreements typically include commitments regarding the availability and performance of our C3 AI Software. If we are unable to meet these service-level commitments, we may be contractually obligated to provide affected customers with service credits or other remedies, which could significantly impact our revenue in the periods in which any such failure occurs. In certain cases, customers may have the right to terminate their agreements and receive refunds of prepaid amounts, which could result in accelerated revenue loss and reduced renewal rates.
The terms and conditions of certain multi-year, non-cancellable agreements could result in significant payments or penalties that could have a material adverse effect on our business, financial condition, and results of operations.
We have entered into multi-year, non-cancellable agreements with certain cloud service providers and strategic integration partners that require us to meet minimum spend thresholds over the terms of such agreements. These commitments were undertaken in connection with our delivery of cloud-based subscription services to our customers and to enable go-to-market collaboration with our strategic partners. Our actual consumption and spending under these agreements is driven by customer demand, deployment activity, and the pace of adoption of our subscription offerings, each of which may be difficult to predict and may fall short of our contractual minimum spend thresholds. If we fail to satisfy such thresholds under these agreements, we may be required to pay any shortfall to the relevant cloud service provider or strategic integration partner, irrespective of whether we receive corresponding value or revenue. Such payments could represent cash outflows not directly associated with revenue-generating activity, which may adversely affect our liquidity and results of operations.

Additionally, as the scale of our business evolves, we may enter into new or amended agreements with increased spend commitments with certain cloud service providers or strategic integration partners, further concentrating our financial exposure to a limited number of third-party providers. Further, our agreements with such third-party providers may contain penalty clauses, for matters such as failing to meet stipulated service levels or other contractual provisions. Should these penalties be triggered, our results of operations may be adversely affected. These penalties and costs could take the form of monetary credits for current or future service engagements, reduced fees for additional services or products or upon renewal of existing agreements, and a customer’s renegotiation or refusal to pay its contractually obligated subscription or service fees.
Our ability to meet these commitments is subject to numerous risks and uncertainties, including changes in customer demand, shifts in our product or go-to-market strategy, contract renegotiations or terminations with existing customers, and macroeconomic conditions that may slow enterprise software spending broadly. To the extent we are required to accelerate spending under these agreements with certain third-party providers in order to avoid shortfall penalties, or conversely are required to pay shortfall amounts due to lower-than-anticipated consumption, our operating expenses and cash outflows may increase materially in any given period, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation, interest rate fluctuations, bank failures, monetary supply shifts, government shutdowns and the imposition of tariffs or other impacts on trade relations, as well as recession risks, which may continue for an extended period and which could result in our customer prospects and our existing customers experiencing slowdowns in their businesses, which in turn may result in reduced demand for our C3 AI Software, lengthening of sales cycles, loss of customers, and difficulties in collections. To the extent our C3 AI Software is perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in information technology spending. Our vendors and suppliers may experience, or may continue to experience, disruptions in their supply chains, which may result in service interruptions or additional operating expenses, and may increase the price at which our vendors and suppliers are willing to sell their products to us.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose strict requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives and employees who are California residents, and imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and honoring requests of such individuals to exercise certain privacy rights related to their personal data. The CCPA provides for statutory fines for noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. Numerous similar laws have been considered or enacted in several other states and at the federal level and local levels, and we expect more states to pass similar laws in the future. Further, the U.S. government is contemplating federal privacy legislation, and certain local jurisdictions have enacted privacy legislation. Collectively, these reflect a trend toward more stringent privacy legislation in the United States. Evolving privacy legislation in the United States could further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations. We also target customers in Asia and have operations in Japan and Singapore and may be subject to new and emerging data privacy regimes in Asia, including Japan’s Act on the Protection of Personal Information and Singapore’s Personal Data Protection Act. In the European Economic Area, or EEA, we are subject to the European General Data Protection Regulation, or GDPR, and in the United Kingdom, or UK, we are subject to the UK data protection regime, or UK GDPR (EU GDPR and UK GDPR, collectively GDPR). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, with violations potentially resulting in an order prohibiting the processing of personal data and/or fines of up to the greater of €20 million or 4% of the annual global revenues of the noncompliant company in the European Union, and up to the greater of GBP 17.5 million or 4% of the annual global revenues in the UK; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. European and other data protection laws, including the GDPR, restrict the ability of companies to transfer personal data to the United States and other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework (and UK Extension), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. It is unclear how data transfers from countries such as the EEA and UK to the United States will be regulated in the long term, which measures must be put in place for onward transfers, and whether or not the Data Privacy Framework or related programs will provide a long-term solution to managing flows of personal data from the EEA and the UK to the United States.
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
Additionally, the U.S. Department of Justice issued a rule that places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, and Iran) and covered individuals (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
Other data protection laws in the EEA and the UK, such as those implementing the ePrivacy Directive, restrict the use of cookies and similar technologies on which our website and product rely. Regulators are increasingly focused on compliance with requirements in the online tracking ecosystem. Other countries outside of Europe increasingly emulate European data protection laws. As a result, operating our business or offering our services in Europe or other countries with similar data protection laws would subject us to substantial compliance costs and potential liability and may require changes to the ways we collect and use personal data. We may also become subject to new laws that regulate non-personal data. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Moreover, the European Union’s Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and C3 AI Software to comply with such obligations.

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
We may also be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may have adopted similar laws.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are changing in an increasingly stringent fashion, creating some uncertainty as to effective legal frameworks. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources, which may necessitate changes to our information technologies, systems, and practices, including our C3 AI Software, possibly limiting our ability to develop new applications and features, and to those of any third parties with whom we work. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or those of the third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our product; expenditure of time and resources to defend any claim or inquiry; adverse publicity; revision or restructuring of our operations; or reduced demand for our C3 AI Software. Governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate cybersecurity and the use, transfer, and other processing of non-personal information (for example, under the European Union’s Data Act), an area which has typically been the subject of very limited or no specific regulation. This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain risks and considerations may apply both to our processing of both personal and non-personal information.

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
Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing), online and offline fraud and other malicious internet-based activity are prevalent in our industry and our customers’ industries and such attacks continue to increase. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory and other cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We also utilize third-party providers to host, transmit, or otherwise process electronic data in connection with our business activities. We or our vendors and business partners may experience social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI (including through the discovery or exploitation of vulnerabilities facilitated by AI), and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, nation-state-supported actors, and “hacktivists,” are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of, incident impacting, or disruption to our information technology systems (including our product) or the third-party information technology systems that support us and our services. Remote work has also become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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

Any of the previously identified or similar threats could cause or lead to a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information, or our technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our platform. Any actual or potential security breach of, or incident impacting, our C3 AI Software, our operational systems, our physical facilities, or the systems or facilities of our partners, or the perception that one has occurred, could result in material adverse consequences, such as litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any security breach or incident or suffer reputational harm even where we do not have recourse to the third party that caused the breach or incident. In addition, any failure by our partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others, with further financial, operational, and reputational damage. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
The costs to respond to a security breach or incident and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or incident or related regulatory actions or litigation, which could have an adverse effect on our business. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements from regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of security risks relating to our own supply chain. For example, we have contractual and legal obligations, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security breaches or incidents. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data, and implement other requirements, such as providing credit monitoring and identifying theft protection services. Such disclosures and related actions can be costly, and the disclosures or any actual or alleged failure to comply with such applicable requirements could lead to material adverse consequences. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach or incident involving customer or partner data on our systems or those of subcontractors processing customer or partner data on our behalf. The foregoing types of disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach or incident and may cause us to breach customer contracts. Our agreements with certain customers require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach by us of our obligations to maintain such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach or incident could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities, damages, or claims related to our data privacy and security obligations.

The techniques used to sabotage, disrupt or to obtain unauthorized access to our C3 AI Software, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently. While we and a number of our vendors and business partners have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect and remediate vulnerabilities in our information security systems (such as our hardware and/ or software, including that of third parties with whom we work), and ensure the security, privacy, integrity, confidentiality, availability, and authenticity of our information technology networks and systems, processing and information, but we may not be able to anticipate or to implement effective preventive and remedial measures against all security and privacy threats or detect, mitigate and remediate all vulnerabilities on a timely basis. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches and vulnerabilities, or those of our vendors and business partners, will be adequate to prevent or detect service interruption, unavailability or theft, or other material adverse consequences. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security breach or incident. The risk of unauthorized circumvention of our security measures or those of the third parties with whom we work, has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our C3 AI Software, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Unremediated high risk or critical vulnerabilities pose material risks to our business. It may also be costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Litigation resulting from security breaches or incidents may adversely affect our business. Unauthorized access to our C3 AI Software, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our C3 AI Software capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach or incident were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers was disrupted or perceived to have been disrupted, we could incur significant liability, or our C3 AI Software, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
We may not have adequate insurance coverage for security breaches or incidents, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. The damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand our C3 AI Software, grow our customer base, and store, transmit, and otherwise process increasingly large amounts of proprietary and sensitive data.

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
Our business depends on our C3 AI Software to be available without disruption. We and the third parties with whom we work have experienced, or may in the future experience, disruptions, outages, defects, and other performance and quality problems related to our C3 AI Software. We have also experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality problems with the public cloud and internet infrastructure on which our C3 AI Software relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities, coding errors, software defects, and defects in proprietary and open-source software, human error or misconduct, capacity constraints, design limitations, as well as from internal and external security breaches, malware and viruses, ransomware, cyber events, denial or degradation of service attacks or other security-related incidents.
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
We currently serve our customers from third-party data center hosting facilities located in the United States, Asia, and Europe. Our operations depend, in part, on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. In the event that our data center arrangements are terminated, or if there are any lapses of service or damage to a center, we have and could in the future experience lengthy interruptions in our C3 AI Software as well as delays and additional expenses in making new arrangements.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to invest in our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the fiscal years ended April 30, 2026 and 2025, 5% and 6% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the fiscal years ended April 30, 2026 and 2025, 11% and 7% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
Our business could be adversely affected if our employees cannot obtain and maintain required security clearances, we cannot obtain and maintain a required facility security clearance, or we do not comply with legal and regulatory obligations regarding the safeguarding of classified information.
One of our U.S. government contracts requires our employees to maintain security clearances, and also requires us to comply with the U.S Department of War, or DoW, security rules and regulations. The DoW has strict security clearance requirements for personnel who perform work in support of classified programs. In general, access to classified information, technology, facilities, or programs are subject to additional contract oversight and potential liability. In the event of a security incident involving classified information, technology, facilities, or programs, or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then a customer requiring classified work could terminate an existing contract or decide not to renew the contract upon its expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and our existing contract (and any future contracts we may subsequently obtain) requiring a facility security clearance could be terminated.
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
We have in the past made, and may in the future make, acquisitions of other companies, products, and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Any acquisitions we complete may not ultimately strengthen our competitive position or achieve our goals, and may be viewed negatively by customers, developers, or investors. Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity was subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
In addition, we expect there will likely continue to be increasing levels of regulation, as policymakers in jurisdictions such as Europe, California, and Australia are adopting or considering adopting various requirements regarding sustainability disclosures or actions. Such regulations are not uniform, which may increase the cost and complexity of compliance, as well as associated risks. Moreover, both advocates and opponents of sustainability matters are increasingly resorting to a range of activism forms, including litigation, to advance their perspectives. Addressing stakeholder expectations and regulatory requirements may be costly and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing or new governmental laws or requirements, may result in reputational harm, loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business. Our customers and other stakeholders are also subject to many of these expectations and regulatory considerations, which may augment or result in additional risks that also could adversely impact our business, results of operations, or financial condition.
Risks Related to Our International Operations
We are continuing to invest in our operations outside the United States, where we may be subject to increased business and economic risks that could harm our business.
We have Customer-Entities in more than 15 countries, and 10% of our revenue for the fiscal year ended April 30, 2026 was generated from customers outside of North America. As of April 30, 2026, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
•political and economic instability, including military actions affecting the Middle East, Russia, Ukraine and/or surrounding regions and/or rest of the world;
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
Political actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, including deemed export restrictions, trade and economic sanctions, quotas or other trade barriers and restrictions could affect our ability to provide our C3 AI Software to our Customers and generally fulfill our contractual obligations and have an adverse effect on our future business opportunities. For example, in response to Russian military actions related to Ukraine, the United States and certain allies have imposed economic sanctions and export control measures and may impose additional sanctions or export control measures, which have and could in the future result in, among other things, severe or complete restrictions on exports and other commerce and business dealings involving Russia, Belarus, certain regions of Ukraine, and/or particular entities and individuals. Such actions, with regard to Russia, the broader Middle East, and other sanctioned jurisdictions around the world, could limit or block the license of our C3 AI Software to persons or entities affiliated with countries sanctioned or restricted by the United States and certain allies, which may negatively impact future opportunities.

Further, due to political conflict and military actions around the world. We and the third parties with whom we work may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our C3 AI Software. These attacks are expected to occur in the future.
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
We currently collect and remit applicable sales tax in jurisdictions where we, through our employees, have a presence and where we have determined, based on legal precedents in the jurisdiction, that sales of our C3 AI Software are classified as taxable. We do not currently collect and remit other state and local excise, utility, user, and ad valorem taxes, fees, or surcharges that may apply to our customers. We believe that we are not otherwise subject to, or required to collect, any additional taxes, fees or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant taxing jurisdiction or such taxes, fees, or surcharges do not apply to sales of our C3 AI Software in the relevant taxing jurisdiction. However, there is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees, and surcharges for sales made over the internet, and there is also uncertainty as to whether our characterization of our C3 AI Software as not taxable in certain jurisdictions will be accepted by state and local taxing authorities. Additionally, we have not historically collected value-added tax, or VAT, or goods and services tax, or GST, on sales of our C3 AI Software, generally, because we make almost all of our sales through our office in the United States, and we believe, based on information provided to us by our customers, that most of our sales are made to business customers.
Taxing authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our C3 AI Software is exempt from use, telecommunications, VAT, GST, and other taxes, which could result in increased tax liabilities for us or our customers, which could harm our business.

The application of indirect taxes (such as sales and use tax, VAT, GST, business tax, and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. Following the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc., states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use, and other indirect taxes as a result of any nexus in those states in which we are not currently registered to collect and remit taxes. Additionally, we may need to assess our potential tax collection and remittance liabilities based on existing economic nexus laws’ dollar and transaction thresholds. We continue to analyze our exposure for such taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
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
The provision for taxes on our financial statements could also be impacted by changes in accounting principles, changes in U.S. federal, state, local, or international tax laws applicable to corporate multinationals such as the U.S. federal income tax legislation enacted on July 4, 2025, titled the One Big Beautiful Bill Act (“OBBBA”), other fundamental changes in law currently being considered by many countries and changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions.
We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be harmed. We may also be subject to additional tax liabilities due to changes in non-income based taxes resulting from changes in U.S. federal, state, local, or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements, or judicial decisions, changes in accounting principles, changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.
Our ability to use our net operating losses and certain other tax attributes to offset future taxable income or taxes may be subject to certain limitations.
As of April 30, 2026, we had net operating loss carryforwards, or NOLs, for U.S. federal and state purposes of $1,044.5 million and $400.4 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2029. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize our NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in California, legislation had temporarily suspended the utilization of NOLs and limited the utilization of credits to $5.0 million annually for 2024, 2025, and 2026 for certain taxpayers. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Risks Related to Our Intellectual Property
We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters, which, if resolved adversely, could harm our business.
We primarily rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademark, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. From time to time, we are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, and our C3 AI Software. While we intend to defend any lawsuit vigorously, litigation can be costly and time consuming, divert the attention of our management and key personnel from our business operations, and dissuade potential customers from subscribing to our C3 AI Software, which would harm our business. Furthermore, with respect to lawsuits, there can be no assurances that favorable outcomes will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our agreements with customers or partners typically include certain provisions for indemnifying them against liabilities if our C3 AI Software infringes a third party’s intellectual property rights, including in the third-party open-source software components included in our C3 AI Software, which indemnification obligations could require us to make payments to our customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business could be harmed as a result.
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
As of April 30, 2026, our technology is currently protected by a broad patent portfolio, with 33 issued patents in the United States, 30 issued counterpart patents in a number of international jurisdictions, over 31 patent applications pending in the United States, and 74 patent applications pending internationally. Our issued patents expire beginning in 2031 through 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business and not otherwise maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. We also make financial decisions about which issued patents to maintain and which pending patent applications to continue prosecuting, which may result in abandonment of issued patents and pending patent applications and loss of the protection that those patents and patent applications might have provided. Even in cases where we seek and maintain patent protection, there is no assurance that the resulting patents will effectively protect our ability to use or prevent unauthorized third parties from using every significant feature of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.
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
Our use of third-party open-source software could negatively affect our ability to offer and sell subscriptions to our C3 AI Software and subject us to possible litigation.
A portion of the technologies we use incorporates third-party open-source software, and we may incorporate third-party open-source software in our solutions in the future. Open-source software is generally licensed by its authors or other third parties under open-source licenses. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and requesting compliance with the open-source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Some open-source software licenses require end users who use, distribute or make available across a network software and services that include open-source software to offer aspects of the technology that incorporates the open-source software for no cost. We may also be required to make publicly available source code (which in some circumstances could include valuable proprietary code) for modifications or derivative works we create based upon, incorporating or using the open-source software and/or to license such modifications or derivative works under the terms of the particular open-source license. Additionally, if a third-party software provider has incorporated open-source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. While we employ practices designed to monitor our compliance with the licenses of third-party open-source software and protect our valuable proprietary source code, we may inadvertently use third-party open-source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open-source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations. If we were to receive a claim of non-compliance with the terms of any of these open-source licenses, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our solutions that contained the open-source software, and required to comply with the foregoing conditions, and we may be required to publicly release certain portions of our proprietary source code. We could also be required to expend substantial time and resources to re-engineer some of our software. Any of the foregoing could disrupt and harm our business.

In addition, the use of third-party open-source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our C3 AI Software. Any of the foregoing could harm our business and could help our competitors develop platforms and applications that are similar to or better than ours.
Because of the characteristics of open-source software, there may be fewer technology barriers to entry by new competitors and it may be relatively easy for new and existing competitors with greater resources than we have to compete with us.
One of the characteristics of open-source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies and/or individuals. As a result, others could easily develop new platforms and applications based upon those open-source programs that compete with existing open-source software that we support and incorporate into our C3 AI Software. Such competition with use of the open-source projects that we utilize can materialize without the same degree of overhead and lead time required by us, particularly if the customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors with greater resources than ours to develop their own open-source software or hybrid proprietary and open-source software offerings, potentially reducing the demand for, and putting price pressure on, our C3 AI Software. In addition, some competitors make open-source software available for free download and use or may position competing open-source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open-source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could seriously harm our business.
If open-source software programmers, many of whom we do not employ, or our own internal programmers do not continue to develop and enhance open-source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.
We rely to a significant degree on a number of open-source software programmers, or committers and contributors, to develop and enhance components of our C3 AI Software. Additionally, members of the corresponding Apache Software Foundation Project Management Committees, or PMCs, many of whom are not employed by us, are primarily responsible for the oversight and evolution of the codebases of important components of the open-source data management ecosystem. If the open-source data management committees and contributors fail to adequately further develop and enhance open-source technologies, or if the PMCs fail to oversee and guide the evolution of open-source data management technologies in the manner that we believe is appropriate to maximize the market potential of our solutions, then we would have to rely on other parties, or we would need to expend additional resources, to develop and enhance our C3 AI Software. We also must devote adequate resources to our own internal programmers to support their continued development and enhancement of open-source technologies, and if we do not do so, we may have to turn to third parties or experience delays in developing or enhancing open-source technologies. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. In either event, we may incur additional development expenses and experience delays in technology release and upgrade. Delays in developing, completing, or delivering new or enhanced components to our C3 AI Software could cause our offerings to be less competitive, impair customer acceptance of our solutions, and result in delayed or reduced revenue for our solutions.
Our software development and licensing model could be negatively impacted if the Apache License, Version 2.0 is not enforceable or is modified so as to become incompatible with other open-source licenses.
Components of our C3 AI Software have been provided under the Apache License 2.0. This license states that any work of authorship licensed under it, and any derivative work thereof, may be reproduced and distributed provided that certain conditions are met. It is possible that a court would hold this license to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under it. Any ruling by a court that this license is not enforceable, or that we may not reproduce or distribute those open-source software components as part of our C3 AI Software, may negatively impact our distribution or development of all or a portion of our solutions. In addition, at some time in the future it is possible that the license terms under which important components of the open-source projects in our C3 AI Software are distributed may be modified, which could, among other consequences, negatively impact our continuing development or distribution of the software code subject to the new or modified license.

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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of June 10, 2026, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 14.9% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 49.6% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has significant control over our management and affairs and over certain matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
As of April 30, 2026, there were outstanding options to purchase an aggregate of approximately 32,419,000 shares of our Class A common stock, and approximately 19,414,000 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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
We do not intend to pay dividends for the foreseeable future and, as a result, the ability of the holders of our Class A common stock to achieve a return on their investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, holders of our Class A common stock may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
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
Occurrence of any catastrophic event, including earthquake, excessive heat, fire, flood, hail, hurricane, typhoon, tsunami, volcanic eruption, wildfire, windstorm, or other weather event (many of which are becoming more acute and frequent as a result of global climate change), epidemic, pandemic, power loss, telecommunications failure, software or hardware malfunctions, political unrest, geopolitical instability, blockade cyberattack, war, armed conflict, or acts of terrorism could result in lengthy interruptions in our service. In particular, our U.S. headquarters are located in the San Francisco Bay Area, a region known for seismic activity, rising ocean levels and wildfires, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our C3 AI Software to our customers would be impaired, or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.
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
Governance
Management is responsible for the overall implementation and effectiveness of the cybersecurity program. This includes allocating resources, establishing policies, and ensuring employee adherence to security practices. The VP of Information Security leads the cybersecurity team and reports directly to the VP of Cloud Infrastructure, both of whom have expertise in data security and cybersecurity.
The Audit Committee of the Board of Directors has specific oversight responsibilities related to cybersecurity, including review of security controls and incident response plans. Management provides updates to the Audit Committee on cybersecurity risks and the effectiveness of our cybersecurity program.
Our commitment to security is evidenced by our certifications under ISO 27001, ISO 27017, SOC 1 Type II, SOC 2 Type II, HIPAA, NIST 800-171, and FedRAMP. Additionally, we subject our standards-based certifications to annual audits by third parties and have successfully undergone examinations such as the Health Insurance Portability and Accountability Act (HIPAA), validated by qualified third-party assessors.

There were no material cybersecurity incidents experienced by C3 AI during the fiscal year ended April 30, 2026.
ITEM 2. PROPERTIES
Our current principal executive office is located in Redwood City, California, which consists of approximately 283,015 square feet of space under a lease that expires in March 2033.
We lease 14 other offices around the world for our employees, including in Tysons, Virginia; Houston, Texas; New York City, New York; Atlanta, Georgia; Chicago, Illinois; Huntsville, Alabama; Minneapolis, Minnesota; London, UK; Paris, France; Bengaluru, India; Amsterdam, Netherlands; Rome, Italy; Guadalajara, Mexico; and Munich, Germany.
We lease all of our facilities and do not own any real property. In connection with our ongoing restructuring activities, we are evaluating our global real estate footprint to align our facilities with current and anticipated operational requirements. We do not expect to procure significant additional space in the near term. We believe our existing facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Holders of Record
As of June 10, 2026, there were 128 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return to stockholders on our Class A common stock since December 9, 2020 (the date our Class A common stock commenced trading on the NYSE) relative to the cumulative total returns of the S&P 500 Index and the S&P 500 Information Technology Index over the same period. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on December 9, 2020, and its relative performance is tracked through April 30, 2026. The initial public offering price of our Class A common stock, which had a closing stock price of $92.49 on December 9, 2020, was $42.00 per share.
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
A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2026 compared to the fiscal year ended April 30, 2025 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended April 30, 2025 compared to the fiscal year ended April 30, 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the Securities and Exchange Commission, or SEC, on June 23, 2025.
Overview
C3 AI is an Enterprise AI application software company.
We have built a family of software applications that enable our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications. Customers can deploy C3 AI solutions on major public cloud infrastructures, private cloud or hybrid environments, or directly on their servers and processors. We have five core product areas, which we collectively refer to as our “C3 AI Software”:
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
•C3 AI Studio, is the integrated development environment in the C3 Agentic AI Platform that enables engineers, data scientists, and increasingly business analysts, to design, build, test, and deploy AI applications.
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
•C3 Code, enables users to build, configure, and deploy a complete, production-grade Enterprise AI applications automatically — including data pipelines, AI models, business logic, security controls, and user interfaces — using natural language instructions. C3 Code orchestrates multiple AI agents working in parallel against an organization's enterprise data, designed to significantly reduce the time and specialized resources required to develop and deploy enterprise AI applications.
These solutions, and our patented model-driven architecture, enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. We significantly reduce the effort and complexity of the AI software engineering problem.

How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 91%, 84% and 90% of our total revenue in the fiscal years ended April 30, 2026, 2025 and 2024, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment.
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
We also generate revenue from professional services, which primarily include prioritized engineering services and services fees. Professional services revenue represented 9%, 16% and 10% of our total revenue for the fiscal years ended April 30, 2026, 2025 and 2024, respectively.
Prioritized engineering services are undertaken when a customer requests that we accelerate the design, development, and delivery of software features and functions that are planned in our future product roadmap. When we agree to this, we negotiate an agreed upon fee to accelerate the development of the software as well as other terms, such as relevant specifications. When the software feature is delivered, it becomes integrated to our core product offering, is available to all subscribers of the underlying software product in the subsequent general release, and enhances the operation of that product going forward. Such prioritized engineering services result in production-level computer software-compiled code that enhances the functionality of our production products — which is available for our customers to use over the life of their software licenses. Prioritized engineering services revenue is recognized as professional services over the period in which the software development is completed. Prioritized engineering services accounted for 78%, 70% and 80% of total professional services revenue for the fiscal years ended April 30, 2026, 2025 and 2024, respectively.
Service fees include revenue from services such as consulting, training, and paid implementation services. For service fees, revenue is typically recognized over time as the services are performed.
Our total revenue was $250.3 million for the fiscal year ended April 30, 2026, representing a 35.7% decrease compared to the prior fiscal year. Our subscription revenue was $227.1 million for the fiscal year ended April 30, 2026, representing a 31% decrease compared to the prior fiscal year. Our professional services revenue was $23.2 million for the fiscal year ended April 30, 2026, representing 62% decrease compared to the prior fiscal year.
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
Key Business Metric
Remaining Performance Obligations
Remaining Performance Obligations (“RPO”) represents the amount of our contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancellable contracted amounts that will be invoiced and recognized as revenue in future periods. Some contracts allow customers to cancel the contracts without a significant penalty, and the cancellable amount is not included in the remaining performance obligations.
RPO was $203.1 million and $235.1 million as of April 30, 2026 and April 30, 2025, respectively.
RPO as of April 30, 2026 is comprised of $36.4 million related to deferred revenue and $166.7 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2025 is comprised of $36.6 million related to deferred revenue and $198.5 million of commitments from non-cancellable contracts.
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
We executed 71, 174 and 123 initial production deployment agreements in the fiscal years ended April 30, 2026, 2025 and 2024, respectively.
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
We are focused on expanding our customer base across diverse sectors, with significant momentum in the federal, defense, and aerospace markets driven by new federal agreements and increased international adoption.
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

Restructuring of Sales and Services Organization
During the three months ended July 31, 2025, we restructured our sales and services organization to provide a more seamless, high-touch customer experience with a consistent focus on realizing significant economic benefit rapidly from each C3 AI customer engagement. However, the restructuring has had a disruptive effect on our financial performance. This disruptive effect, together with leadership transitions may have a negative effect on our sales results. Our future success and financial performance depend on the ability of our restructured sales and services organization to achieve desired productivity levels in a reasonable period of time. See “The failure to effectively develop and invest in our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our C3 AI Software.” included in Part I, Item 1A of this Annual Report on Form 10-K.
Restructuring Plan and Strategic Initiatives
On February 24, 2026, our Board of Directors approved a comprehensive restructuring plan (the “Plan”) designed to fundamentally improve our operating efficiency and long-term financial position. This Plan is the foundation of five key strategic initiatives currently being executed by management:
•Operational Right-Sizing: We are reducing our cash burn through reduction in our global workforce and in annualized non-employee costs. We expect to complete the implementation of the Plan by the second quarter of fiscal year 2027.
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
•Transformation-Led Sales: We are pivoting our sales motion to prioritize large-scale enterprise-wide transformations, aiming to accelerate “proof of value” and drive growth in Bookings and RPO.
•Engineering Velocity: We have reengineered our product design and delivery framework to increase development speed and enhance our competitive positioning.
During the quarter ended April 30, 2026, we incurred restructuring charges of $10.8 million in connection with the Plan.
Appointment of Chief Executive Officer
On May 12, 2026, we announced that our board of directors unanimously appointed Thomas M. Siebel as C3 AI’s Chief Executive Officer and Chairman of the Board, effective May 8, 2026. Stephen Ehikian, who had been serving as C3 AI’s Chief Executive Officer since September 2025, will serve as C3 AI’s President effective as of May 8, 2026.
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

Brand Awareness
We believe we are in the nascent stages of a large and expanding market for AI enabled digital transformation. We intend to focus our marketing investment on targeted brand awareness, market education, and thought leadership, particularly as it relates to agentic and generative AI. In connection with our restructuring, we have substantially reduced advertising and other discretionary marketing costs and have concentrated our remaining efforts to focus on cost-efficient, higher-return channels, principally digital programs, virtual and physical events, including our C3 Transform annual user conference and C3 AI Webinars, a series of events featuring C3 AI customers, partners, and experts in AI, machine learning, or ML, and data science.
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
Our global alliance agreement with Microsoft is focused on sales, marketing, and solution delivery across all geographies and all industries to accelerate the adoption of Enterprise AI. The agreement establishes us as a preferred AI application software provider on Microsoft Azure. The collaboration includes joint sales, joint go-to-market strategies, and availability of all C3 Enterprise AI solutions through Azure sales channels, including the Microsoft Commercial Cloud, technical integration, and aligned product development. We continue to invest aggressively to support this distribution channel.
We also maintain a strategic alliance with McKinsey & Company, a global management consulting firm, to help clients and prospects across industries and geographies accelerate Enterprise AI transformations at scale. The alliance combines the deep technical expertise of McKinsey’s AI practice, QuantumBlack, and its track record of deploying and scaling AI solutions across industries with our cutting-edge Enterprise AI software applications to help clients unlock the power of Enterprise AI and agentic AI to realize significant operational improvements and unlock new growth opportunities.
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make selective investments to expand geographically by investing in our direct sales teams in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 11%, 14% and 14% of our total revenue for the fiscal years ended April 30, 2026, 2025 and 2024, respectively, from international customers.

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
Professional Services Revenue. Our professional services revenue primarily includes consulting, training, paid implementation services and prioritized engineering services. We offer a complete range of professional service support both onsite and remotely, including training, application design, project management, system design, data modeling, data integration, development support, data science, and application and C3 AI Software administration support. Professional services fees are based on the level of effort required to perform the specified tasks and are typically a fixed-fee engagement with defined deliverables and a duration of less than 12 months. In certain cases, customers seeking increased utility from their C3 Agentic AI Platform or C3 AI Application subscriptions can procure prioritized engineering services to develop and modify software features, which are typically part of our product roadmap, but on an accelerated basis.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Following the restructuring plan described above, we expect our fiscal 2027 total operating expenses to decline as compared to total operating expenses for fiscal year 2026. Over the longer term, we may invest selectively in areas we believe will drive durable growth, which may cause operating expenses to increase.
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
Restructuring Charges
During the fiscal year ended April 30, 2026, we incurred restructuring charges in connection with the restructuring plan approved by our Board of Directors on February 24, 2026. Restructuring expenses consist of severance, employee-related termination benefits, stock-based compensation expense and write-off of property and equipment.
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
Results of Operations
The following tables set forth our consolidated statements of operations for the periods presented:

	Fiscal Year Ended April 30,
	2026	2025	2024
	(in thousands)
Revenue
Subscription	$227,090	$327,630	$278,104
Professional services	23,178	61,426	32,478
Total revenue	250,268	389,056	310,582
Cost of revenue
Subscription(1)	166,291	143,841	128,469
Professional services(1)	6,595	9,352	3,553
Total cost of revenue	172,886	153,193	132,022
Gross profit	77,382	235,863	178,560
Operating expenses
Sales and marketing(1)	237,369	239,659	214,167
Research and development(1)	229,087	226,391	201,365
General and administrative(1)	98,596	94,237	81,370
Restructuring(1)	10,828	—	—
Total operating expenses	575,880	560,287	496,902
Loss from operations	(498,498)	(324,424)	(318,342)
Interest income	28,447	36,189	40,079
Other income (expense), net	504	509	(641)
Loss before provision for income taxes	(469,547)	(287,726)	(278,904)
Provision for income taxes	822	976	792
Net loss	$(470,369)	$(288,702)	$(279,696)

__________________
(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended April 30,
	2026	2025	2024
	(in thousands)
Cost of subscription	$35,616	$30,480	$34,032
Cost of professional services	1,897	3,180	1,288
Sales and marketing	95,531	83,960	71,751
Research and development	79,221	71,629	72,036
General and administrative	51,450	41,739	36,654
Restructuring	4,817	—	—
Total stock-based compensation expense	$268,532	$230,988	$215,761

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Fiscal Year Ended April 30,
	2026	2025	2024
Revenue
Subscription	91%	84%	90%
Professional services	9	16	10
Total revenue	100	100	100
Cost of revenue
Subscription	66	37	41
Professional services	3	2	1
Total cost of revenue	69	39	43
Gross profit	31	61	57
Operating expenses
Sales and marketing	95	62	69
Research and development	92	58	65
General and administrative	39	24	26
Restructuring	4	—	—
Total operating expenses	230	144	160
Loss from operations	(199)	(83)	(102)
Interest income	11	9	13
Other income (expense), net	—	—	—
Loss before provision for income taxes	(188)	(74)	(90)
Provision for income taxes	—	—	—
Net loss	(188)%	(74)%	(90)%

Comparison of the Fiscal Years Ended April 30, 2026 and 2025
Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2026	2025
	(in thousands)
Revenue
Subscription	$227,090	$327,630	$(100,540)	(31)%
Professional services	23,178	61,426	(38,248)	(62)%
Total revenue	$250,268	$389,056	$(138,788)	(36)%
Subscription revenue accounted for 91% and 84% of our total revenue for the fiscal years ended April 30, 2026 and 2025, respectively. Subscription revenue decreased by $100.5 million, or 31%, for the fiscal year ended April 30, 2026, compared to the prior fiscal year. Approximately 24% and 16%, respectively, of the total subscription revenue for the fiscal year ended April 30, 2026 and 2025, respectively, was attributable to revenue from new customers, and the remaining 76% and 84%, respectively, was attributable to revenue from existing customers. Existing customers are those from whom revenue was recognized during the fiscal year ended April 30, 2025.
Professional services revenue decreased by $38.2 million, or 62%, for the fiscal year ended April 30, 2026, compared to the prior fiscal year, predominantly due to a decrease in prioritized engineering services of $25.0 million and a decrease in other professional services of $13.3 million.
Cost of Revenue

	Fiscal Year Ended April 30,		$ Change	% Change
	2026	2025
	(in thousands)
Cost of revenue
Subscription	$166,291	$143,841	$22,450	16%
Professional services	6,595	9,352	(2,757)	(29)%
Total cost of revenue	$172,886	$153,193	$19,693	13%
The increase in cost of subscription revenue for the fiscal year ended April 30, 2026 compared to the prior fiscal year was primarily due to higher payroll and contractor costs of $22.0 million, higher overhead costs of $1.1 million, higher depreciation costs of $0.7 million, partially offset by lower data center costs of $2.4 million.
The decrease in cost of professional services revenue for the fiscal year ended April 30, 2026 compared to the prior fiscal year was primarily due to lower personnel related costs of $2.5 million.
Gross Profit and Gross Margin

	Fiscal Year Ended April 30,		$ Change	% Change
	2026	2025
	(in thousands)
Gross profit	$77,382	$235,863	$(158,481)	(67)%
Gross margin
Subscription	27%	56%
Professional services	72%	85%
Total gross margin	31%	61%
The decrease in total gross margin in the fiscal year ended April 30, 2026 was primarily driven by a decline in both subscription margin and professional services margin.

The subscription margin for the fiscal year ended April 30, 2026 decreased primarily due to the decline in subscription revenue and higher payroll and contractor costs compared to the prior fiscal year.
The professional services margin for the fiscal year ended April 30, 2026 decreased primarily due to decline in prioritized engineering service projects compared to the prior fiscal year.
Operating Expenses

	Fiscal Year Ended April 30,		$ Change	% Change
	2026	2025
	(in thousands)
Operating expenses
Sales and marketing	$237,369	$239,659	$(2,290)	(1)%
Research and development	229,087	226,391	2,696	1%
General and administrative	98,596	94,237	4,359	5%
Restructuring	10,828	—	10,828	100%
Total operating expenses	$575,880	$560,287	$15,593	3%
Sales and Marketing. The decrease in sales and marketing expense for the fiscal year ended April 30, 2026 compared to the prior fiscal year was primarily due to lower advertising costs of $12.9 million, lower marketing costs of $6.9 million, partially offset by higher payroll costs of $17.9 million as a result of increased stock-based compensation primarily related to additional equity awards granted to current and new employees.
Research and Development. The increase in research and development expense for the fiscal year ended April 30, 2026 compared to the prior fiscal year was primarily due to higher payroll and contractor costs of $7.7 million, partially offset by lower data center costs of $6.4 million.
General and Administrative. The increase in general and administrative expense for the fiscal year ended April 30, 2026 compared to the prior fiscal year was primarily due to higher payroll and stock-based compensation costs of $11.3 million, partially offset by lower other general and administrative expenses of $3.8 million, and lower professional services costs of $3.2 million.
Restructuring. During the fiscal year ended April 30, 2026, we incurred restructuring expense of $10.8 million in connection with a reduction in headcount plan as part of the restructuring plan approved by our Board of Directors on February 24, 2026. These charges consisted of severance, employee-related termination benefits, stock-based compensation expense and write-off of property and equipment to improve our cost structure prospectively. For additional information regarding our restructuring plan, see Note 13. Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Interest Income

	Fiscal Year Ended April 30,		$ Change	% Change
	2026	2025
	(in thousands)
Interest income	$28,447	$36,189	$(7,742)	(21)%
The decrease in interest income for the fiscal year ended April 30, 2026 was primarily due to lower prevailing interest rates and lower average balances in our marketable securities portfolio compared to the prior fiscal year.

Other Income (Expense), Net

	Fiscal Year Ended April 30,		$ Change	% Change
	2026	2025
	(in thousands)
Other income, net	$504	$509	$(5)	(1)%
The decrease in other income, net for the fiscal year ended April 30, 2026 compared to the prior fiscal year was primarily due to lower foreign currency gains on the remeasurement of Euro-denominated cash and accounts receivable balances in the current fiscal year.
Provision for Income Taxes

	Fiscal Year Ended April 30,		$ Change	% Change
	2026	2025
	(in thousands)
Provision for income taxes	$822	$976	$(154)	(16)%
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

	Fiscal Year Ended April 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(190,228)	$(41,407)
Less:
Purchases of property and equipment	(1,908)	(3,039)
Free cash flow	$(192,136)	$(44,446)
Net cash provided by investing activities	$75,084	$16,396
Net cash provided by financing activities	$16,983	$22,223
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of April 30, 2026 and 2025, we had $66.2 million and $164.4 million of cash and cash equivalents and $509.3 million and $578.3 million of marketable securities, respectively, which are available for use in current operations. Our marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $1.8 billion as of April 30, 2026. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.

During the fiscal year ended April 30, 2026, we incurred total restructuring expense of $10.8 million comprising $5.2 million in cash-based severance and related employee termination costs, which were fully paid during the period, and $5.6 million in non-cash charges consisting of stock-based compensation and write-off of property and equipment.
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
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended April 30,
	2026	2025
	(in thousands)
Net Cash used in operating activities	$(190,228)	$(41,407)
Net Cash provided by investing activities	$75,084	$16,396
Net Cash provided by financing activities	$16,983	$22,223
Net decrease in cash, cash equivalents, and restricted cash	$(98,161)	$(2,788)
Operating Activities. Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for payroll and contractors costs, third-party cloud hosting costs, sales and marketing costs, and other operational costs.
During the fiscal year ended April 30, 2026, cash used in operating activities was $190.2 million, an increase of $148.8 million compared to last year. The increase was primarily attributable to an increase in cash paid for payroll and related costs, restructuring costs, and to vendors, partially offset by cash received from customers.
Investing Activities. Net cash provided by investing activities of $75.1 million for the fiscal year ended April 30, 2026 was primarily attributable to maturities and sales of marketable securities of $617.6 million, offset by purchases of marketable securities of $540.6 million and capital expenditures of $1.9 million mainly related to the leasehold improvements associated with leased space.
Net cash provided by investing activities of $16.4 million for the fiscal year ended April 30, 2025 was primarily attributable to maturities and sales of marketable securities of $666.5 million, partially offset by purchases of marketable securities of $647.0 million and capital expenditures of $3.0 million mainly related to the leasehold improvements associated with leased space.
Financing Activities. Net cash provided by financing activities of $17.0 million for the fiscal year ended April 30, 2026 was due to $9.3 million of proceeds from the issuance of Class A common stock under the Employee Stock Purchase Plan, or ESPP and $7.7 million of proceeds from the exercise of stock options for Class A common stock.
Net cash provided by financing activities of $22.2 million for the fiscal year ended April 30, 2025 was due to $20.4 million of proceeds from the exercise of stock options for Class A common stock and $10.9 million of proceeds from the issuance of Class A common stock under the ESPP, offset by $9.1 million of taxes paid related to net share settlement of equity awards.

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
Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment. If there is no observable SSP, it is estimated using judgment and considering all reasonably available information including but not limited to, pricing practices in customer contracts with multiple goods and services, competitor pricing strategies, internally approved pricing guidelines, and other observable inputs. If applying the residual approach results in zero or very little consideration being allocated to a performance obligation, we consider all reasonably available data to determine an appropriate allocation of the transaction price.

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
Interest Rate Risk
As of April 30, 2026, we had cash, cash equivalents, and marketable securities of $575.4 million. As of April 30, 2025, we had cash, cash equivalents, and marketable securities of $742.7 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of April 30, 2026, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For the fiscal years ended April 30, 2026, 2025 and 2024, approximately 3%, 4%, and 5% of our sales were denominated in euros, respectively, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our consolidated financial statements.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of C3.ai, Inc. and subsidiaries (the “Company”) as of April 30, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended April 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
June 23, 2026
We have served as the Company’s auditor since 2018.

C3.AI, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	As of April 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$66,197	$164,358
Marketable securities	509,252	578,330
Accounts receivable, net of allowance of $1,065 and $877 as of April 30, 2026 and 2025, respectively	100,548	137,226
Prepaid expenses and other current assets	31,965	24,338
Total current assets	707,962	904,252
Property and equipment, net	66,904	79,298
Goodwill	625	625
Other assets, non-current	40,782	41,707
Total assets	$816,273	$1,025,882
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,509	$15,160
Accrued compensation and employee benefits	48,560	53,868
Deferred revenue, current	34,861	36,561
Accrued and other current liabilities	17,641	26,295
Total current liabilities	106,571	131,884
Deferred revenue, non-current	1,560	—
Other long-term liabilities	54,391	55,695
Total liabilities	$162,522	$187,579
Commitments and contingencies (note 7)
Stockholders’ equity
Class A common stock, $0.001 par value. 1,000,000,000 shares authorized as of April 30, 2026 and 2025, respectively; 144,507,285 and 130,438,499 shares issued and outstanding as of April 30, 2026 and 2025, respectively	145	130
Class B common stock, $0.001 par value; 3,500,000 shares authorized as of April 30, 2026 and 2025, respectively; 3,499,992 and 3,499,992 shares issued and outstanding as of April 30, 2026 and 2025, respectively	3	3
Additional paid-in capital	2,502,657	2,216,284
Accumulated other comprehensive (loss) income	(50)	521
Accumulated deficit	(1,849,004)	(1,378,635)
Total stockholders’ equity	653,751	838,303
Total liabilities and stockholders’ equity	$816,273	$1,025,882

The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended April 30,
	2026	2025	2024
Revenue
Subscription(1)	$227,090	$327,630	$278,104
Professional services(2)	23,178	61,426	32,478
Total revenue	250,268	389,056	310,582
Cost of revenue
Subscription	166,291	143,841	128,469
Professional services	6,595	9,352	3,553
Total cost of revenue	172,886	153,193	132,022
Gross profit	77,382	235,863	178,560
Operating expenses
Sales and marketing(3)	237,369	239,659	214,167
Research and development	229,087	226,391	201,365
General and administrative	98,596	94,237	81,370
Restructuring	10,828	—	—
Total operating expenses	575,880	560,287	496,902
Loss from operations	(498,498)	(324,424)	(318,342)
Interest income	28,447	36,189	40,079
Other income (expense), net	504	509	(641)
Loss before provision for income taxes	(469,547)	(287,726)	(278,904)
Provision for income taxes	822	976	792
Net loss	$(470,369)	$(288,702)	$(279,696)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(3.35)	$(2.24)	$(2.34)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	140,513	129,089	119,362
(1)Including related party revenue of $10,581 for the fiscal year ended April 30, 2024.
(2)Including related party revenue of $5,804 for the fiscal year ended April 30, 2024.
(3)Including related party sales and marketing expense of $810 for the fiscal year ended April 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended April 30,
	2026	2025	2024
Net loss	$(470,369)	$(288,702)	$(279,696)
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(571)	1,084	(178)
Total Comprehensive loss	$(470,940)	$(287,618)	$(279,874)
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

C3.AI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2025	133,938	$133	$2,216,284	$521	$(1,378,635)	$838,303
Issuance of Class A common stock upon exercise of stock options	2,605	3	7,679	—	—	7,682
Vesting of early exercised Class A common stock options	—	—	7	—	—	7
Vesting of restricted stock units	10,561	11	50,914	—	—	50,925
Issuance of Class A common stock under employee stock purchase plan	904	1	9,290	—	—	9,291
Stock-based compensation expense	—	—	218,483	—	—	218,483
Other comprehensive loss	—	—	—	(571)	—	(571)
Net loss	—	—	—	—	(470,369)	(470,369)
Balance as of April 30, 2026	148,008	$148	$2,502,657	$(50)	$(1,849,004)	$653,751
The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended April 30,
	2026	2025	2024
Cash flows from operating activities:
Net loss	$(470,369)	$(288,702)	$(279,696)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,554	12,607	12,719
Non-cash operating lease cost	370	358	742
Stock-based compensation expense	263,715	230,988	215,761
Non-cash restructuring expense	5,636	—	—
Accretion of discounts on marketable securities	(8,484)	(13,459)	(17,214)
Other	520	2,800	98
Changes in operating assets and liabilities
Accounts receivable(1)	36,490	(9,120)	4,522
Prepaid expenses, other current assets and other assets(2)	(7,799)	1,909	3,208
Accounts payable(3)	(9,443)	3,635	(12,883)
Accrued compensation and employee benefits	(4,444)	8,705	(6,218)
Operating lease liabilities	(1,443)	450	17,332
Other liabilities(4)	(8,391)	10,823	8,155
Deferred revenue(5)	(140)	(2,401)	(8,888)
Net cash used in operating activities	(190,228)	(41,407)	(62,362)
Cash flows from investing activities:
Purchases of property and equipment	(1,908)	(3,039)	(25,256)
Capitalized software development costs	—	—	(2,750)
Purchases of investments	(540,640)	(647,015)	(827,901)
Maturities and sales of investments	617,632	666,450	789,292
Net cash provided by (used in) investing activities	75,084	16,396	(66,615)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	—	(9,079)	(13,220)
Proceeds from issuance of Class A common stock under employee stock purchase plan	9,290	10,879	10,763
Proceeds from exercise of Class A common stock options	7,693	20,423	13,751
Net cash provided by financing activities	16,983	22,223	11,294
Net decrease in cash, cash equivalents and restricted cash	(98,161)	(2,788)	(117,683)
Cash, cash equivalents and restricted cash at beginning of period	176,924	179,712	297,395
Cash, cash equivalents and restricted cash at end of period	$78,763	$176,924	$179,712
Cash and cash equivalents	66,197	164,358	167,146
Restricted cash included in other assets, non-current	12,566	12,566	12,566
Total cash, cash equivalents and restricted cash	$78,763	$176,924	$179,712

	Fiscal Year Ended April 30,
	2026	2025	2024
Supplemental disclosure of cash flow information - cash paid for income taxes	$838	$920	$975
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$153	$311	$474
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$(166)	$1,016	$1,833
Receivable from exercise of stock options included in prepaid expenses, other current assets and other assets	$—	$—	$3
Vesting of early exercised stock options	$6	$195	$507
(1)Including changes in related party balances of $12,444 for the fiscal year ended April 30, 2024.
(2)Including changes in related party balances of $(810) for the fiscal year ended April 30, 2024.
(3)Including changes in related party balances of $248 for the fiscal year ended April 30, 2024.
(4)Including changes in related party balances of $(2,448) for the fiscal year ended April 30, 2024.
(5)Including changes in related party balances of $(46) for the fiscal year ended April 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Summary of Business and Significant Accounting Policies
Business
C3.ai, Inc. (including its subsidiaries, “C3 AI” or “the Company”) is an enterprise artificial intelligence (“AI”) software provider. The Company delivers a family of fully integrated products including the C3 Agentic AI Platform, an end-to-end platform for developing, deploying, and operating enterprise AI applications, C3 AI Applications, a portfolio of industry-specific SaaS enterprise AI applications that enable the digital transformation of organizations globally, C3 Generative AI, a suite of domain-specific generative AI offerings for the enterprise. The Company supports customers in the United States, Europe, and other parts of the world. The Company was initially formed as a limited liability company in Delaware on January 8, 2009 and converted to a Delaware corporation in June 2012.
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
Fiscal Year
The Company’s fiscal year ends on April 30. References to fiscal 2026, 2025 and 2024 relate to the fiscal years ended April 30, 2026, 2025 and 2024, respectively.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents consisted of investments in money market funds, commercial paper, U.S. treasury securities and corporate debt securities as of April 30, 2026 and 2025.
Restricted Cash
The Company had restricted cash of $12.6 million at April 30, 2026 and 2025, representing a security deposit required by certain leases. The balance of restricted cash as of April 30, 2026 and 2025 was recorded in other assets, non-current on the consolidated balance sheets.
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
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. An allowance for doubtful accounts balance of $1.1 million and $0.9 million was recorded as of April 30, 2026 and 2025, respectively. Accounts receivable included unbilled receivables of as of April 30, 2026 and April 30, 2025 of $42.8 million and $40.2 million, respectively.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are comprised primarily of prepaid cloud subscriptions, contractor costs, costs to obtain and fulfill a contract, prepaid software subscriptions, prepaid rent, and prepaid insurance premiums.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Assets are depreciated using the straight-line method over useful lives of three to five years. Leasehold improvements and certain furniture and fixtures are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets or asset groups for impairment whenever events indicate that the carrying value of an asset or asset group may not be recoverable based on expected future cash flows attributable to that asset or asset group. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds estimated undiscounted future cash flows, then an impairment charge would be recognized based on the excess of the carrying amount of the asset or asset group over its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. There were no impairment charges recognized related to long-lived assets during the fiscal years ended April 30, 2026, 2025 and 2024.
Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business combination exceeds the fair value of the net identifiable assets on the date of purchase and is carried at its historical cost. The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its annual impairment test of goodwill as of February 1, and whenever events or circumstances indicate that the asset might be impaired. The tests did not result in an impairment to goodwill during the fiscal years ended April 30, 2026, 2025 and 2024.
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
As of April 30, 2026 and 2025, net capitalized software costs of $0.6 million and $0.8 million, respectively, were included in other assets, non-current on the consolidated balance sheets. The Company recorded amortization of capitalized software costs of $0.2 million, $0.4 million and $1.3 million during the fiscal years ended April 30, 2026, 2025 and 2024, respectively, which is included in cost of subscription revenue in the consolidated statements of operations.
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
Allocation of the Transaction Price to the Performance Obligations in the Contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). When appropriate, the Company determines SSP based on data points that include the price at which the performance obligation has previously been sold through past transactions on a stand-alone basis, internally approved pricing guidelines and other relevant data points. If there is no observable SSP, it is estimated by considering all reasonably available information including but not limited to pricing practices, competitor pricing strategies and other observable inputs. When the SSP of a license or subscription and bundled maintenance and support services is highly variable and the contract also includes additional performance obligations with observable SSP, the Company first allocates the transaction price to the performance obligations with established SSPs and then applies the residual approach to allocate the remaining transaction price to the license or subscription and bundled maintenance and support services. If applying the residual approach results in zero or very little consideration being allocated to the performance obligation, the Company considers all reasonably available data to determine an appropriate allocation of the transaction price. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation.
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
Subscription Revenue
Subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, initial production deployments of C3 AI Applications or Generative AI, and hosting charges. Software licenses grant customers the right to use C3 AI Software, either on their own cloud instances or their internal hardware infrastructures, during the contractual term. The Company also offers a premium stand ready service through its COE. Sales of the Company’s software-as-a-service offerings include a right to use C3 AI Software during the contract term. In addition, customers pay a usage-based runtime fee for C3 AI Software for specified levels of guaranteed minimum consumption. Subscriptions also include maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. For a significant majority of the Company’s offerings, software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. The Company also sells software licenses that do not require maintenance and support services. The Company currently has a small number of customers that license software offerings under a perpetual license model, and the Company expects that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•The C3 Agentic AI Platform. C3 Agentic AI Platform is a software platform that uses flexible, model-driven architecture to accelerate and reduce the complexities of developing enterprise-grade AI applications. C3 AI Studio is the integrated development environment engineers, data scientists, and increasingly business analysts use to design, build, test, and deploy applications on the platform. With C3 Agentic AI Platform, organizations can integrate advanced AI capabilities seamlessly and deliver AI-enabled applications faster than alternative methods to capture value quickly. The C3 Agentic AI Platform offers advanced agentic AI services and capabilities, including omni-modal data fusion, secure deployment, advanced orchestration, and a robust agent and tools framework. These features enable seamless integration and management of multiple AI models within a unified workflow, supporting a wide range of high-value, cross-industry applications and enhancing operational efficiency, security, and decision-making across sectors. Customers primarily pay for the C3 Agentic AI Platform via fixed annual fees based on the number of development users allowed to access the C3 Agentic AI Platform. The C3 Agentic AI Platform offering is primarily a term subscription and may generate additional runtime subscription fees, a form of consumption or usage-based revenue based on compute and storage resources required to run the C3 Agentic AI Platform.
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
•Hosting Services. For certain customers, the Company provides access to the C3 Agentic AI Platform and/or C3 AI Applications in the Company’s cloud environment. The customer consumes and receives benefit throughout the hosting period from the entity’s performance of hosting and providing access to the hosted software, which the customer would otherwise have to undertake itself or obtain another party to do. The Company recognizes hosting services over time based on the consumption patterns of the customers. Customers who choose to install the C3 Agentic AI Platform and/or C3 AI Applications in their own cloud environments do not subscribe to the Company’s hosting services. Hosting services are generally offered as part of the subscription for C3 Agentic AI Platform and/or C3 AI Application arrangements and the amount of revenue recognized on a monthly basis varies based on actual consumption by the customer.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Professional Services
The Company’s professional revenue primarily include service fees and prioritized engineering services. Service fees include revenue from services such as consulting, training, and paid implementation services. For service fees, revenue is typically recognized over time as the services are performed. Prioritized engineering services are undertaken when a customer requests that the Company accelerate the design, development, and delivery of software features and functions that are planned in future product roadmap. When the Company agrees to this, an agreed upon fee is negotiated to accelerate the development of the software as well as other terms, such as relevant specifications. When the software feature is delivered, it becomes integrated to the Company’s core product offering, is available to all subscribers of the underlying software product and enhances the operation of that product going forward. Such prioritized engineering services result in production-level computer software – compiled code that enhances the functionality of its production products – which is available for customers to use over the life of their software licenses. Prioritized engineering services revenue is recognized as professional services over the period in which the software development is completed.
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
Advertising Expenses
Advertising expenses of $0.1 million, $18.3 million and $15.8 million incurred during the fiscal years ended April 30, 2026, 2025 and 2024, respectively, were expensed as incurred as a component of sales and marketing expenses on the consolidated statements of operations.
Restructuring Expenses
During the fiscal year ended April 30, 2026, the Company incurred restructuring expenses in connection with a comprehensive restructuring plan approved by the Board of Directors on February 24, 2026. Restructuring expenses consist of severance, employee-related termination benefits, stock-based compensation expense and write-off of property and equipment.
The Company may incur additional charges in connection with restructuring actions expected to be completed by approximately the second quarter of fiscal year 2027.
401(k) Plan
The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Company and are discretionary. During the fiscal years ended April 30, 2026, 2025 and 2024, the Company did not match any employee contributions.
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
Other Comprehensive Income (Loss)
Other comprehensive income (loss) during the fiscal years ended April 30, 2026, 2025 and 2024, was related to unrealized gain or losses from available-for-sale marketable securities, net of tax.
Segment Information
The Company has identified its Chief Executive Officer (“CEO”) and Executive Chairman as the chief operating decision makers (“CODMs”), who manage the Company’s business activities as a single operating and reportable segment at the consolidated level. The CODMs utilize consolidated GAAP and non-GAAP measures of profit and loss to evaluate the Company’s financial performance, allocate resources and make key operating decisions. Further, the CODMs review functional expenses (GAAP and non-GAAP cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other items included in GAAP and non-GAAP consolidated net income (loss) are interest income, other income (expense), net and the provision for income taxes, which are reflected in the consolidated statements of operations.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting Standards Recently Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to provide disaggregated income tax disclosures on rate reconciliation and income taxes paid by jurisdiction. This guidance is effective for the Company for its fourth quarter of fiscal 2026 on a prospective basis, though early adoption is permitted. The Company adopted this guidance in its consolidated financial statements for the fiscal year ended April 30, 2026 on a prospective basis. While the adoption did not have impact on the Company’s consolidated financial results, it resulted in additional disclosures in the accompanying notes. See Note 10, “Income Taxes,” for further details.
Recently Issued Accounting Standards Not Yet Adopted
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
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendment in this ASU modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. The amendment is effective beginning in the first quarter of fiscal 2029 on a prospective, retrospective or modified transition basis, with early adoption permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
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
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Fiscal Year Ended April 30,
	2026	2025	2024
North America(1)	$225,809	$346,217	$269,895
Europe, the Middle East and Africa(1)	22,015	40,748	35,809
Asia Pacific(1)	686	286	3,622
Rest of World(1)	1,758	1,805	1,256
Total revenue	$250,268	$389,056	$310,582
__________________
(1)The United States comprised 89%, 86% and 86% of the Company’s revenue in the fiscal years ended April 30, 2026, 2025 and 2024, respectively. No other country comprised 10% or greater of the Company’s revenue for each of the fiscal years ended April 30, 2026, 2025 and 2024.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single performance obligation within the context of the contract and are generally satisfied over time. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer. Revenue from such software licenses was $43.8 million, $94.2 million, and $29.6 million for the fiscal years ended April 30, 2026, 2025 and 2024, respectively.
Total professional services revenue comprised of (in thousands):

	Fiscal Year Ended April 30,
	2026	2025	2024
Prioritized engineering services	$18,034	$43,032	$25,972
Service fees	5,144	18,394	6,506
Total professional services revenue	$23,178	$61,426	$32,478
Deferred Revenue
As of April 30, 2026 and 2025, the Company’s deferred revenue balances were $36.4 million and $36.6 million, respectively. Revenue of $36.5 million and $38.5 million was recognized during the fiscal years ended April 30, 2026 and 2025, respectively, that was included in the deferred revenue balances as of April 30, 2025 and 2024, respectively.
Remaining Performance Obligation
Remaining performance obligations are committed and represent non-cancellable contracted revenue that has not yet been recognized and will be recognized as revenue in future periods. Some contracts allow customers to cancel the contracts without a significant penalty, and the cancellable amount is not included in the remaining performance obligations.
The Company excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered or billed and recognized in the same period. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts.
Revenue expected to be recognized from remaining performance obligations was approximately $203.1 million as of April 30, 2026, which includes $50.7 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. Approximately $129.3 million is expected to be recognized over the next 12 months and a majority of the remaining amount is expected to be recognized over the next 13 to 48 months.
Costs to Obtain a Contract
As of April 30, 2026 and 2025, the amount of costs to obtain a contract included in prepaid expenses and other current assets was $4.8 million and $7.1 million, respectively. The amount of costs to obtain a contract included in other assets, non-current as of April 30, 2026 and 2025 were $8.2 million and $7.9 million, respectively. Expenses recognized for costs to obtain a contract for the years ended April 30, 2026, 2025 and 2024 were $10.9 million, $13.5 million and $7.2 million, respectively, and are included in sales and marketing expenses on the consolidated statements of operations. The Company recognized immaterial impairment costs related to costs to obtain or fulfill a contract for the fiscal years ended April 30, 2026, 2025 and 2024, respectively.
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. One Customer-Entity accounted for 14% of revenue for the fiscal year ended April 30, 2026. Two separate Customer-Entities accounted for 19% and 12% of revenue for the fiscal year ended April 30, 2025. Two separate Customer-Entities accounted for 27% and 14% of revenue for the year ended April 30, 2024. Two separate Customer-Entities accounted for 25% and 11% of accounts receivable at April 30, 2026. Three separate Customer-Entities accounted for 15%, 14%, and 12% of accounts receivable at April 30, 2025.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of April 30, 2026				As of April 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,715	$—	$—	$52,715	$87,872	$—	$—	$87,872
Commercial paper	—	—	—	—	—	29,122	—	29,122
Corporate debt securities	—	—	—	—	—	1,015	—	1,015
Available-for-sale marketable securities:
U.S. treasury securities	—	—	—	—	—	15,482	—	15,482
Certificates of deposit	—	92,112	—	92,112	—	76,518	—	76,518
U.S. government agencies securities	—	69,691	—	69,691	—	57,138	—	57,138
Commercial paper	—	103,824	—	103,824	—	113,787	—	113,787
Corporate debt securities	—	243,625	—	243,625	—	315,405	—	315,405
Total cash equivalents and available-for-sale marketable securities	$52,715	$509,252	$—	$561,967	$87,872	$608,467	$—	$696,339
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of April 30, 2026				As of April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$52,715	$—	$—	$52,715	$87,872	$—	$—	$87,872
Commercial paper	—	—	—	—	29,122	—	—	29,122
Corporate debt securities	—	—	—	—	1,015	—	—	1,015
Available-for-sale marketable securities:
U.S. treasury securities	—	—	—	—	15,478	4	—	15,482
Certificates of deposit	92,112	—	—	92,112	76,518	—	—	76,518
U.S. government agencies securities	69,721	50	(80)	69,691	56,990	157	(9)	57,138
Commercial paper	103,824	—	—	103,824	113,787	—	—	113,787
Corporate debt securities	243,643	194	(212)	243,625	315,034	502	(131)	315,405
Total cash equivalents and available-for-sale marketable securities	$562,015	$244	$(292)	$561,967	$695,816	$663	$(140)	$696,339
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of April 30, 2026		As of April 30, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$408,913	$409,023	$455,613	$455,956
After one year through five years	100,387	100,229	122,194	122,374
Total	$509,300	$509,252	$577,807	$578,330

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired, as of April 30, 2026 and 2025 (in thousands):

	As of April 30, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agencies securities	(66)	17,919	(14)	11,221	$(80)	$29,140
Commercial paper	—	—	—	—	$—	$—
Corporate debt securities	(145)	79,438	(67)	21,330	$(212)	$100,768
Total	$(211)	$97,357	$(81)	$32,551	$(292)	$129,908

	As of April 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$2,468	$—	$—	$—	$2,468
U.S. government agencies securities	(9)	7,973	—	—	(9)	7,973
Commercial paper	—	1,823	—	—	—	1,823
Corporate debt securities	(129)	62,899	(2)	9,847	(131)	72,746
Total	$(138)	$75,163	$(2)	$9,847	$(140)	$85,010
As of April 30, 2026, the Company had 125 marketable securities in an unrealized loss positions. As of April 30, 2025, the Company had 88 investment positions in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The decline in fair value below amortized cost basis was not considered other-than-temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no significant credit-related impairment losses were recorded as of April 30, 2026 and 2025.
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	Useful Life	As of April 30,
	(in months)	2026	2025
Leasehold improvements	*	$83,005	$82,510
Computer equipment	36	5,386	6,065
Office furniture and equipment	60	15,796	15,520
Capital work-in progress	NA	—	960
Property and equipment-gross		104,187	105,055
Less accumulated depreciation		(37,283)	(25,757)
Property and equipment—net		$66,904	$79,298
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
Depreciation and amortization expense related to property and equipment was $13.3 million, $12.2 million, and $11.5 million for the fiscal years ended April 30, 2026, 2025 and 2024, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following (in thousands):

	As of April 30,
	2026	2025
Accrued bonus	$35,534	$37,468
Accrued vacation	4,743	4,950
Accrued payroll taxes and benefits	3,136	2,033
Accrued commission	4,506	7,244
ESPP contributions	428	1,593
Other	213	580
Accrued compensation and employee benefits	$48,560	$53,868

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	As of April 30,
	2026	2025
Accrued general expenses	$706	$3,785
Operating lease liabilities, current	5,577	4,795
Accrued professional services	4,271	7,323
Accrued cloud hosting services	3,143	4,718
Accrued taxes payable	3,625	3,258
Other	319	2,416
Accrued and other current liabilities	$17,641	$26,295

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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of total lease costs, including variable lease costs, for the fiscal years ended April 30, 2026, 2025 and 2024 were as follows (in thousands):

	Fiscal Year Ended April 30,
Lease Costs	2026	2025	2024
Operating lease costs	$5,584	$5,555	$4,995
Short term lease costs	1,604	1,691	1,537
Variable lease costs	5,031	4,623	3,959
Sublease income	(111)	(108)	(105)
Total lease costs, net	$12,108	$11,761	$10,386
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

	Fiscal Year Ended April 30,
	2026	2025	2024
Cash payments included in the measurement of operating lease liabilities – operating cash flows	$9,833	$8,174	$6,136
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$(166)	$1,016	$1,833
The following table presents the lease balances within the consolidated balance sheets, weighted-average remaining lease term, and weighted-average discount rates related to the Company’s operating leases (in thousands):

		As of April 30,
Operating leases		2026	2025
Right-of-use assets	Other assets, non-current	$18,785	$19,321
Lease liabilities, current	Other current liabilities	5,577	4,795
Lease liabilities, non-current	Other long-term liabilities	53,104	55,495
Total operating lease liabilities		$58,681	$60,290

	As of April 30,
Operating leases	2026	2025
Weighted average remaining lease term (in years)	6.9	7.9
Weighted average discount rate	8.7%	8.6%

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum payments under lease obligations as of April 30, 2026 were as follows (in thousands):

As of April 30, 2026
Fiscal 2027	$10,387
Fiscal 2028	10,706
Fiscal 2029	11,012
Fiscal 2030	11,338
Fiscal 2031 and thereafter	35,076
Total future minimum lease payments	78,519
Less: Imputed interest	(19,838)
Total operating lease liabilities	$58,681
7. Commitments and Contingencies
Non-cancellable Commitments
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties. As of April 30, 2026, the Company had remaining purchase commitments of $379.8 million related to cloud hosting and associated services and $61.6 million related to professional services due over the next one to four years. The Company incurred costs totaling $104.6 million, $117.1 million, and $43.1 million during the fiscal years ended April 30, 2026, 2025, and 2024 respectively, under these arrangements.
Legal Proceedings
Securities Litigation
On March 4, 2022, a putative securities class action complaint (captioned The Reckstin Family Trust v. C3.ai, Inc. et al., 22-cv-01413-HSG) was filed in the U.S. District Court for the Northern District of California against the Company, and certain current and former officers and directors. On December 12, 2022, the court appointed a lead plaintiff and lead counsel. On February 15, 2023, the lead plaintiff and three additional named plaintiffs filed an amended complaint. The amended complaint names as defendants the Company, four current and former officers and directors, the underwriters in the Company’s initial public offering (“IPO”), and Baker Hughes Company (“Baker Hughes”). The amended complaint alleged that defendants made misstatements or omissions in connection with the Company’s IPO in violation of Sections 11 and 15 of the Securities Act of 1933 and between December 9, 2020 and December 2, 2021, inclusive, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint further alleged that certain defendants engaged in insider trading in violation of Section 20A of the Securities Exchange Act of 1934. All defendants moved to dismiss Plaintiffs’ amended complaint on May 1, 2023. On June 30, 2023, Plaintiffs voluntarily dismissed the underwriter defendants. On February 22, 2024, the court granted the motion to dismiss on all claims except for portions of the alleged violations of Section 11 and Section 15. Plaintiffs filed a second amended complaint on April 4, 2024. Defendants filed motions to dismiss on May 17, 2024. While the motions were pending, Plaintiffs filed a motion to amend their second amended complaint on September 27, 2024 to add new factual allegations. On February 13, 2025, the Court granted Plaintiffs’ motion to amend, and the Plaintiffs filed their third amended complaint on February 14, 2025. Plaintiffs seek unspecified damages, interest, fees and costs. On March 25, 2025, defendants filed motions to dismiss the third amended complaint. On March 12, 2026, the court granted defendants’ motions to dismiss, without further leave to amend, of all claims except for claims against the Company and Thomas Siebel, Lorenzo Simonelli and David Barter, that the Company’s registration statement issued in connection with its December 2020 IPO contained a misleading statement regarding one of its resellers.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On August 22, 2025, a putative securities class action complaint (captioned John Liggett Sr. v. C3.ai, Inc. et al., No. 3:25-cv-07129) (“the Liggett case”) was filed in the U.S. District Court for the Northern District of California against the Company, Mr. Siebel, our Chief Executive Officer and Chairman, and our chief financial officer. The court appointed a lead plaintiff on January 7, 2026. The lead plaintiff filed an amended complaint on January 28, 2026. The amended complaint alleges that the defendants made false and materially misleading statements during February to July 2025, regarding the status of the health of Mr. Siebel and its impact on the Company’s business operations. It asserts causes of action for violations of (i) Sections 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5, (ii) Section 20(a) of the Exchange Act, and (iii) Section 20A of the Exchange Act. The plaintiff seeks to represent a class of investors who acquired C3.ai securities from February 18, 2025 through August 8, 2025. The amended complaint requests unspecified damages and other relief. The defendants have not filed a response to the amended complaint. On April 28, 2026, all defendants moved to dismiss plaintiff’s amended complaint, and the motion is scheduled for hearing on June 23, 2026.
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
8. Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of April 30, 2026, there were no shares of Preferred Stock issued or outstanding.
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
As of April 30, 2026, the number of shares of Class A common stock available for issuance was 5,276,035 under the 2020 Incentive Plan. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan. There was an automatic annual increase on May 1, 2024 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to seven percent (7%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2025.
In September 2025, the Company’s board of directors adopted the C3.ai, Inc. 2025 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other stock-based awards as permitted by the Inducement Plan. The Board has reserved 5,000,000 shares of the Company’s Class A Common Stock for issuance pursuant to awards granted under the Inducement Plan. Awards under the Inducement Plan may be granted only to persons who satisfy the standards for “employment inducement awards” under Section 303A.08 of the New York Stock Exchange Listed Company Manual. As of April 30, 2026, a total of 2,576,959 shares of common stock remained available for issuance under the Inducement Plan.

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
A summary of the Company’s option activity during the periods indicated was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2024	31,328	$13.97	5.68	$268,167
Options granted	1,187	23.43
Options exercised	(3,425)	5.97
Options cancelled	(613)	23.13
Balance as of April 30, 2025	28,477	$15.13	5.01	$195,923
Options granted	7,034	12.25
Options exercised	(2,605)	2.95
Options cancelled	(487)	18.34
Balance as of April 30, 2026	32,419	$15.44	5.32	$—
Vested and exercisable as of April 30, 2026	24,067	$15.05	4.00	$—
Vested and expected to vest as of April 30, 2026	32,419	$15.44	5.32	$—
The weighted average grant date fair value of options granted during the fiscal years ended April 30, 2026, 2025 and 2024 was $7.85, $13.49 and $16.70, respectively. Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised during the fiscal years ended April 30, 2026, 2025 and 2024 was $25.1 million, $94.1 million and $89.7 million, respectively. The total grant date fair value of options vested during the fiscal years ended April 30, 2026, 2025 and 2024 was $33.0 million, $34.7 million and $34.7 million, respectively.
As of April 30, 2026 and 2025, there was $73.3 million and $56.1 million, respectively, of unrecognized compensation cost related to stock options which are expected to be recognized over an estimated weighted-average period of 2.7 years and 2.0 years, respectively.
The grant-date fair value of the options issued for the fiscal years ended April 30, 2026, 2025 and 2024 are estimated on the date of grant using the Black-Scholes-Merton option pricing model. The assumptions underlying the fair value estimation are provided in the following table:

Fiscal Year Ended April 30,
	2026	2025	2024
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	68.5 - 71.0%	65.5 - 66.2%	62.3 - 62.3%
Expected term (years)	5.8 - 6.5	6.0 - 6.5	6.5 - 6.5
Risk-free interest rate	3.7 - 3.95%	3.5 - 4.6%	4.7 - 4.7%
Restricted Stock Units
The Company’s RSUs include time-based RSUs and PRSUs.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Time-based RSUs
The time-based RSUs are typically subject to service-based vesting conditions satisfied over five years with one-fifth of the award vesting after the first-year anniversary and one-twentieth of the award vesting quarterly thereafter. The related stock-based compensation is recognized on a straight-line basis over the requisite service period. For the fiscal year ended April 30, 2026, 2025 and 2024, the Company recognized stock-based compensation expense of $174.5 million, $142.2 million and $130.6 million, respectively, associated with such time-based RSUs.
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
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the fiscal years ended April 30, 2026, 2025 and 2024, the Company recorded stock-based compensation expense of $1.6 million, $3.8 million and $5.4 million, respectively, related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.
A summary of the Company’s RSU activities and related information is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2024	19,283	$24.26
RSUs granted	14,731	28.43
RSUs vested	(6,478)	27.39
RSUs forfeited	(3,762)	27.33
Unvested Balance as of April 30, 2025	23,774	$25.99
RSUs granted	17,830	18.96
RSUs vested	(10,561)	22.87
RSUs forfeited	(11,629)	24.87
Unvested Balance as of April 30, 2026	19,414	$21.91
As of April 30, 2026 and 2025, there was $383.7 million and $562.9 million, respectively, of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.3 years and 3.7 years, respectively.
In fiscal year 2026 and 2025, the Compensation Committee approved the payment of fiscal year 2025 and 2024 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 951,779 and 751,927 shares of Class A common stock pursuant to this program during the fiscal years ended April 30, 2026 and 2025, respectively.

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
The following assumptions were used to calculate the fair value of shares to be granted under the 2020 ESPP during the period:

Fiscal Year Ended April 30,
	2026	2025	2024
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	63.9 - 67.6%	56.2 - 79.8%	54.5 - 73.3%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.50 - 2.0
Risk-free interest rate	3.51 - 3.8%	3.6 - 4.6%	4.7 - 5.5%

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal years ended April 30, 2026, 2025 and 2024, the Company recognized $6.8 million, $6.9 million and $5.4 million, respectively, of stock-based compensation expense related to the 2020 ESPP. During the fiscal years ended April 30, 2026, 2025 and 2024, the Company’s employees purchased 903,451, 697,498 and 863,412, respectively, shares of its Class A common stock under the 2020 ESPP. As of April 30, 2026 and 2025, there was $6.8 million and $11.2 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods. As of April 30, 2026 and 2025, 6,024,644 and 5,588,711, respectively, shares of Class A common stock were available for future issuance under the 2020 ESPP.
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s consolidated statements of operations (in thousands):

	Fiscal Year Ended April 30,
	2026	2025	2024
Cost of subscription	$35,616	$30,480	$34,032
Cost of professional services	1,897	3,180	1,288
Sales and marketing	95,531	83,960	71,751
Research and development	79,221	71,629	72,036
General and administrative	51,450	41,739	36,654
Total stock-based compensation expense excluding restructuring	263,715	230,988	215,761
Restructuring	4,817	—	—
Total stock-based compensation expense	$268,532	$230,988	$215,761
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the fiscal years ended April 30, 2026 and 2025, the Company recognized $41.8 million and $41.9 million respectively, of stock-based compensation expense associated with these programs, of which $35.5 million and $37.5 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets as of April 30, 2026 and 2025, respectively. Upon settlement, this amount will be reflected under common stock and additional paid-in capital in the consolidated statements of stockholders’ equity.
10. Income Taxes
The components of the Company’s net loss before provision for income taxes for the fiscal years ended April 30, 2026, 2025 and 2024 were as follows (in thousands):

	Fiscal Year Ended April 30,
	2026	2025	2024
Domestic	$(473,506)	$(291,153)	$(282,036)
Foreign	3,959	3,427	3,132
Net loss before provision for income taxes	$(469,547)	$(287,726)	$(278,904)

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the Company’s provision for income taxes for the fiscal years ended April 30, 2026, 2025 and 2024 were as follows (in thousands):

	Fiscal Year Ended April 30,
	2026	2025	2024
Current expense
Federal	$—	$—	$—
State	30	273	293
Foreign	792	670	499
Total	822	943	792
Deferred expense
Federal	—	—	—
State	—	—	—
Foreign	—	33	—
Total	—	33	—
Total provision for income taxes	$822	$976	$792
The Company adopted ASU 2023-09, Income Taxes - Improvement to Income Tax Disclosures, for the annual disclosures for the fiscal year ended April 30, 2026 on a prospective basis. Comparative financial information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.
The reconciliation of U.S. federal statutory rate to the Company’s effective tax rate was follows (in thousands):

	Fiscal Year Ended April 30, 2026
	Amount	Percent
Expected benefit at federal statutory rate	$(98,605)	21.00%
State tax expense—net of federal benefit	30	(0.01)
Impact of foreign operations	(169)	0.04
Federal research and development credit	(4,042)	0.86
Change in valuation allowance	70,323	(14.98)
Stock-based compensation†	29,614	(6.31)
Other permanent items	1,520	(0.32)
Changes in Unrecognized Tax Benefits (Gross)	2,151	(0.46)
Total provision for income taxes	$822	(0.18)%

For the fiscal year ended April 30, 2026, state taxes in Texas comprise the majority of the domestic state and local income taxes, net of federal benefit.
The difference in the Company’s effective tax rate and the U.S. federal statutory tax rate is primarily due to recording a full valuation allowance and the increase of disallowed stock based compensation on the Company’s U.S. deferred tax assets.

† Includes amounts related to non-deductible stock-based compensation, including non-deductible executive compensation, in addition to excess tax benefits or shortfall from stock-based compensation.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the expected tax provision at the statutory federal income tax rate to the Company’s recorded tax provision consisted of the following, prior to the adoption of ASU 2023-09 (in thousands):

	Fiscal Year Ended April 30,
	2025	2024
Expected benefit at federal statutory rate	$(60,422)	$(58,570)
State tax expense—net of federal benefit	272	292
Impact of foreign operations	(156)	(158)
Federal research and development credit	(3,562)	(3,087)
Change in valuation allowance	64,770	66,556
Stock-based compensation	(1,072)	(5,001)
Meals and entertainment	228	207
ASC 740-10 Reserve	140	—
Other permanent items	778	553
Total provision for income taxes	$976	$792

The following table presents the required disclosures pursuant to ASU 2023-09 regarding the amount of income taxes paid, net of refunds received (in thousands):

Fiscal Year Ended April 30, 2026
Taxes paid (net of refunds)
Federal	$—
State
Texas	197
Other	12
Total US and Local	209
Foreign
France	104
Mexico	434
Netherlands	90
Other Foreign	1
Total Foreign	629
Total	$838

For the tax year end April 30, 2026, state taxes in Texas comprise the majority of the domestic state and local income taxes, net of federal benefit.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred tax assets and liabilities as of April 30, 2026 and 2025 were as follows (in thousands):

	As of April 30,
	2026	2025
Deferred tax assets
Accrued payroll	$7,165	$7,483
Other accruals & reserves	2,909	3,423
Operating lease liability	13,625	13,696
Deferred revenue	3,368	1,354
Net operating losses	243,715	179,554
R&D tax credit	24,156	20,396
Stock based compensation	15,201	15,710
Capitalized R&D expenditure	105,857	93,759
Other	361	362
Gross deferred tax assets	416,357	335,737
Valuation allowance	(400,447)	(320,939)
Total deferred tax assets	15,910	14,798
Deferred tax liabilities
Prepaid expenses	(4,523)	(1,774)
Depreciation	(7,025)	(8,635)
Operating lease right-of-use assets	(4,362)	(4,389)
Total deferred tax liabilities	(15,910)	(14,798)
Net deferred tax assets (liabilities)	$—	$—
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its net deferred tax assets, the Company considers all available evidence, including cumulative losses since inception and expected future losses and as such, management does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the U.S. and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements. The valuation allowance as of April 30, 2026 and 2025 was $400.4 million and $320.9 million, respectively. The net change in the valuation allowance for the year was an increase of $79.5 million. The increase in Company’s valuation allowance compared to the prior year was primarily due to an increase in deferred tax assets arising from capitalized R&D expenditures and net operating loss.
As of April 30, 2026 and 2025, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,044.5 million and $764.7 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, beginning in year 2029. Federal research and development tax credit carryforwards of approximately $29.9 million, will expire beginning in 2032 if not utilized. Federal charitable contribution carryforwards of approximately $11.5 million will expire beginning in 2027 if not utilized.
In addition, as of April 30, 2026 and 2025, the Company had net operating loss carryforwards for state income tax purposes of approximately $400.4 million and $310.7 million, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in the year 2029. The Company had state research and development tax credit carryforwards of approximately $23.3 million. The state research and development tax credits do not expire.
The Tax Reform Act of 1986 and similar legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization.

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of the Company’s total gross unrecognized tax benefits was as follows (in thousands):

	As of April 30,
	2026	2025
Balance as of May 1	$22,561	$16,548
Increases for tax positions related to the prior year	66	70
Increases for tax positions related to the current year	4,318	5,943
Balance as of April 30	$26,945	$22,561
As of April 30, 2026, $0.3 million of unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate, given the Company’s full valuation allowance position.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of April 30, 2026, the Company had immaterial cumulative interest and penalties related to unrecognized tax benefits. As of April 30, 2025, the Company had immaterial cumulative interest and penalties related to unrecognized tax benefits. The Company does not anticipate a significant change in the unrecognized tax benefits over the next 12 months.
The American Rescue Plan Act of 2021 (“ARPA”) was signed by President Biden on March 11, 2021. The legislation revised IRC Section 162(m) which will go into effect beginning with tax years that begin after December 31, 2026. It expanded the definition of “covered employees” to include an additional five highest-compensated employees who do not remain as covered employees indefinitely. The Company has assessed the relevant provisions and concludes the tax provisions of the ARPA did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended April 30, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing several significant corporate income tax provisions, including the option to immediately deduct domestic research and development expenses or continue to capitalize and amortize such expenses for tax years beginning after December 31, 2024, the permanent extension of 100% bonus depreciation for qualified property placed in service after January 19, 2025, and modifications to international tax rules such as future changes to the calculation of Global Intangible Low-Taxed Income (GILTI) and the Foreign-Derived Intangible Income (FDII) deduction. The impacts of OBBBA on our financial statements for the fiscal year ended April 30, 2026 were not material because of the valuation allowance against our deferred tax assets. As our business operations or financial results change, or as additional regulations and administrative guidance are issued, we will evaluate any further impacts to our consolidated financial statements.
11. Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for fiscal years ended April 30, 2026, 2025 and 2024. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended April 30,
	2026	2025	2024
Numerator
Net loss attributable to common stockholders	$(470,369)	$(288,702)	$(279,696)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	140,513	129,089	119,362
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares	$(3.35)	$(2.24)	$(2.34)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	Fiscal Year Ended April 30,
	2026	2025	2024
Stock options	32,419	28,477	31,371
RSUs	19,414	23,774	19,283
ESPP	2,223	1,349	731
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

C3.AI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Baker Hughes ceased to qualify as a related party of the Company as of June 30, 2023 and the amounts disclosed related to them are accordingly presented only for the periods in which they were considered a related party.
The Company recognized subscription revenue from direct subscription fees from Baker Hughes of $10.6 million during the fiscal years ended April 30, 2024. The Company recognized professional services revenue from Baker Hughes of $5.8 million during the during the fiscal years ended April 30, 2024.
The Company recognized sales and marketing expenses related to Baker Hughes of $0.8 million (inclusive of amortization of $0.8 million of deferred commissions) for the fiscal years ended April 30, 2024.
Sublease Arrangement
On February 21, 2023, the Company entered into a sublease agreement (the “Sublease”) with First Virtual Group, Inc. (the “Subtenant”), whereby the Company agreed to sublease to the Subtenant approximately 3,130 square feet of space located in Redwood City, California (the “Subleased Space”). The Company previously entered into a lease (the “Original Lease”) with DWF IV 1400-1500 Seaport Blvd, LLC dated August 25, 2021 for approximately 283,015 square feet of office space split between two office towers, including the Subleased Space. Thomas M. Siebel, Chief Executive Officer and Chairman of the Company, serves as Chairman of the Subtenant. The term of the Sublease commenced on February 1, 2023. The Sublease was automatically renewed on October 1, 2023 and will be automatically renewed for successive one year periods thereafter unless the Subtenant notifies the Company of its election to terminate the Sublease, up to the expiration date of the Original Lease. The monthly base rent for the Sublease is equal to the rate per square foot paid by the Company as stated in the Original Lease. The monthly base rent the Subtenant pays was approximately $8,608 through September 30, 2023, increasing annually thereafter. In addition to base rent, the Subtenant is responsible for its allocated share of costs incurred and expenditures made by the Company in the operation and management of the Subleased Space.
13. Restructuring
On February 24, 2026, the Company's Board of Directors approved a restructuring plan (the “Plan”) intended to improve operating efficiency and reposition the Company for long-term success. The Plan includes (i) a target reduction of approximately 26% of the Company's global workforce, representing approximately 280 full-time employees, which was completed during the fourth quarter of fiscal year 2026, and (ii) a target reduction of approximately 30% in annualized vendor-related costs through contract termination and rationalization actions, which is expected to be completed by approximately the second quarter of fiscal year 2027. The Company recognized restructuring charges of $10.8 million during the fiscal year ended April 30, 2026, of which $5.2 million represented cash-based severance and related employee termination costs, all of which were paid during the fiscal year ended April 30, 2026, and $5.6 million represented non-cash charges related to stock-based compensation and write-off of property and equipment.
14. Subsequent Events
Executive Leadership Transition
Effective May 8, 2026, Thomas M. Siebel resumed the role of Chief Executive Officer of the Company and continues to serve as Chairman of the Board of Directors. Stephen Ehikian continues as President of the Company, reporting to Mr. Siebel.
Cummins Inc. Trade Secret Litigation
In November 2023, the Company filed a lawsuit against Cummins Inc. in the Superior Court of the State of Delaware, alleging misappropriation of the Company's trade secrets.
On May 19, 2026, a jury returned a unanimous verdict in favor of the Company, finding that Cummins had misappropriated C3 AI's trade secrets and awarding the Company $23.3 million in damages.
For the year ended April 30, 2026, the Company did not recognize any amounts in its consolidated financial statements related to the jury’s verdict. There can be no guarantee that the Company will be able to collect all or any portion of the damages awarded.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of April 30, 2026 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2026 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of April 30, 2026.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which is included on the following page.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of C3.ai, Inc. and subsidiaries (the “Company”) as of April 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2026, of the Company and our report dated June 23, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 23, 2026

ITEM 9B. OTHER INFORMATION
During the three months ended April 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Hitesh Lath Senior Vice President, Chief Financial Officer and Chief Administrative Officer	Adoption	March 16, 2026	X		75,000	—	December 31, 2026

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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, or our 2026 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended April 30, 2026, and is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference as indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39744	3.1	December 11, 2020
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-250082	3.4	November 30, 2020
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-250082	4.1	November 30, 2020
4.2	Amended and Restated Registration Rights Agreement by and among the Registrant and certain of its stockholders, dated August 15, 2019.	S-1/A	333-250082	4.2	November 23, 2020
4.2.1	Amendment to Registration Rights Agreement and Waiver of Registration Rights and Notice by and among the Registrant and certain of its stockholders, dated December 3, 2020.	10-K	001-39744	4.2.1	June 25, 2021
4.3	Voting Agreement by and among the Registrant, Thomas M. Siebel and Patricia A. House, dated January 15, 2015.	S-1	333-250082	4.3	November 13, 2020
4.4	Description of Capital Stock of the Registrant.	10-K	001-39744	4.4	June 25, 2021
10.1+	C3.ai, Inc. 2020 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-39744	10.1	December 7, 2023
10.2+	C3.ai, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-250082	10.3	November 30, 2020
10.3+	Revised Offer Letter by and between the Registrant and Edward Y. Abbo, dated July 15, 2011.	S-1	333-250082	10.6	November 13, 2020
10.4+	Offer Letter by and between the Company and Stephen Ehikian, dated September 1, 2025	10-Q	001-39744	10.4	December 9, 2025
10.5+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-8	333-253944	10.1	March 5, 2021

10.6	Lease by and between the Registrant and Google LLC (as successor-in-interest to VII Pac Shores Investors, LLC), dated October 28, 2011.	S-1	333-250082	10.7	November 13, 2020
10.6.1	First Amendment to Lease by and between the Registrant and Google LLC, dated April 4, 2017.	S-1	333-250082	10.8	November 13, 2020
10.6.2	Second Amendment to Lease by and between the Registrant and Google LLC, dated November 7, 2017.	S-1	333-250082	10.9	November 13, 2020
10.6.3	Third Amendment to Lease by and between the Registrant and Google LLC, dated August 25, 2021.	10-Q	001-39744	10.1	December 2, 2021
10.6.4	Fourth Amendment to Lease by and between the Registrant and Google LLC, dated April 6, 2022.	10-K	001-39744	10.9.4	June 23, 2022
10.6.5	Sublease by and between the Registrant and First Virtual Group, Inc., dated February 21, 2023.	10-Q	001-39744	10.1	March 3, 2023
10.7#	Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 6, 2019.	S-1	333-250082	10.10	November 13, 2020
10.7.1#	First Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated September 26, 2019.	S-1	333-250082	10.11	November 13, 2020
10.7.2#	Second Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated June 1, 2020.	S-1	333-250082	10.12	November 13, 2020
10.7.3	Third Amendment to Joint Venture Agreement by and between the Registrant and Baker Hughes Holdings LLC, dated October 31, 2021.	10-Q	001-39744	10.4	December 2, 2021
10.8#	Office Lease by and between the Registrant and DWF IV 1400-1500 Seaport Blvd. LLC dated August 25, 2021.	10-Q	001-39744	10.2	December 2, 2021
10.9+	Offer Letter by and between the Company and Hitesh Lath, dated February 28, 2024.	10-Q	001-39744	10.1	February 29, 2024
10.10+	Offer Letter by and between the Company and Merel Witteveen, dated August 8, 2024	10-Q	001-39744	10.1	September 5, 2024
10.11+	Offer Letter by and between the Company and Robert Schilling, dated June 5, 2025.	10-Q	001-39744	10.1	June 23, 2025
10.12+	C3.ai, Inc. 2025 Inducement Plan	S-8	333-290265	99.1	September 15, 2025
10.13+	2025 Inducement Plan Form of RSU Grant Package	S-8	333-290265	99.2	September 15, 2025
10.14+	2025 Inducement Plan Form of Stock Option Grant Package	S-8	333-290265	99.3	September 15, 2025
19.1*	C3.ai Inc. Insider Trading Policy (FY26 Amended)
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	C3.ai, Inc. Incentive Compensation Recoupment Policy	10-K	001-39744	97.1	June 18, 2024
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).
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

C3.ai, Inc.

Date: June 23, 2026	By:	/s/ Thomas Siebel
Thomas Siebel
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
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

Signature	Title	Date

/s/ Thomas Siebel
Thomas Siebel	Chief Executive Officer and Chairman of the Board of Directors	June 23, 2026
(Principal Executive Officer)

/s/ Hitesh Lath
Hitesh Lath	Senior Vice President, Chief Financial Officer and Chief Administrative Officer	June 23, 2026
(Principal Financial and Accounting Officer)

/s/ Mike Clayville
Mike Clayville	Director	June 23, 2026

/s/ Kenneth A. Goldman
Kenneth A. Goldman	Director	June 23, 2026

/s/ General John Hyten, Ret.
General John Hyten, Ret.	Director	June 23, 2026

/s/ Richard C. Levin
Richard C. Levin	Director	June 23, 2026

/s/ Michael G. McCaffery
Michael G. McCaffery	Director	June 23, 2026

/s/ Alan Murray
Alan Murray	Director	June 23, 2026

/s/ Condoleezza Rice
Condoleezza Rice	Director	June 23, 2026

/s/ Bruce Sewell
Bruce Sewell	Director	June 23, 2026

/s/ KR Sridhar
KR Sridhar	Director	June 23, 2026

/s/ Stephen M. Ward, Jr.
Stephen M. Ward, Jr.	Director	June 23, 2026