Form 10-Q
period 2026-07-31
C3.ai, Inc.
filed 2026-09-09
CIK 1577526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 31, 2026, the registrant had outstanding 157,279,864 shares of Class A common stock and 3,499,992 shares of Class B common stock.

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
Risks Related to Our Business and Our Industry
•We have a history of losses, we anticipate our operating expenses will increase in the future, and we may not be able to achieve or maintain profitability in the future.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
C3.AI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	July 31, 2026	April 30, 2026
Assets
Current assets
Cash and cash equivalents	$136,435	$66,197
Marketable securities	514,634	509,252
Accounts receivable, net of allowance of $1,099 and $1,065 as of July 31, 2026 and April 30, 2026, respectively	94,568	100,548
Prepaid expenses and other current assets	24,531	31,965
Total current assets	770,168	707,962
Property and equipment, net	63,569	66,904
Goodwill	625	625
Other assets, non-current	40,442	40,782
Total assets	$874,804	$816,273
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,741	$5,509
Accrued compensation and employee benefits	44,038	48,560
Deferred revenue, current	52,568	34,861
Accrued and other current liabilities	19,775	17,641
Total current liabilities	125,122	106,571
Deferred revenue, non-current	1,106	1,560
Other long-term liabilities	53,680	54,391
Total liabilities	179,908	162,522
Commitments and contingencies (note 6)
Stockholders’ equity
Class A common stock	156	145
Class B common stock	3	3
Additional paid-in capital	2,637,163	2,502,657
Accumulated other comprehensive loss	(610)	(50)
Accumulated deficit	(1,941,816)	(1,849,004)
Total stockholders’ equity	694,896	653,751
Total liabilities and stockholders’ equity	$874,804	$816,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,
	2026	2025
Revenue
Subscription	$49,169	$60,301
Professional services	3,206	9,960
Total revenue	52,375	70,261
Cost of revenue
Subscription	34,720	41,481
Professional services	986	2,336
Total cost of revenue	35,706	43,817
Gross profit	16,669	26,444
Operating expenses
Sales and marketing	41,611	62,513
Research and development	46,549	64,651
General and administrative	26,079	24,099
Restructuring	698	—
Total operating expenses	114,937	151,263
Loss from operations	(98,268)	(124,819)
Interest income	5,957	8,218
Other (expense) income, net	(338)	132
Loss before provision for income taxes	(92,649)	(116,469)
Provision for income taxes	163	300
Net loss	$(92,812)	$(116,769)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.60)	$(0.86)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	154,999	135,375
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2026	2025
Net loss	$(92,812)	$(116,769)
Other comprehensive loss
Unrealized loss on available-for-sale marketable securities, net of tax	(560)	(595)
Comprehensive loss	$(93,372)	$(117,364)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended July 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2026	148,008	$148	$2,502,657	$(50)	$(1,849,004)	$653,751
Issuance of Class A common stock upon exercise of stock options, net of repurchases	7,879	7	72,800			72,807
Vesting of restricted stock units	3,918	4	19,269	—	—	19,273
Stock-based compensation expense	—	—	42,437	—	—	42,437
Other comprehensive income	—	—	—	(560)	—	(560)
Net loss	—	—	—	—	(92,812)	(92,812)
Balance as of July 31, 2026	159,805	$159	$2,637,163	$(610)	$(1,941,816)	$694,896

	Three Months Ended July 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2025	133,938	$133	$2,216,284	$521	$(1,378,635)	$838,303
Issuance of Class A common stock upon exercise of stock options, net of repurchases	266	—	1,286	—	—	1,286
Vesting of early exercised Class A common stock options	—	—	5	—	—	5
Vesting of restricted stock units	2,657	3	22,038	—	—	22,041
Stock-based compensation expense	—	—	54,553	—	—	54,553
Other comprehensive loss	—	—	—	(595)	—	(595)
Net loss	—	—	—	—	(116,769)	(116,769)
Balance as of July 31, 2025	136,861	$136	$2,294,166	$(74)	$(1,495,404)	$798,824
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

C3.AI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(92,812)	$(116,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,403	3,415
Non-cash operating lease cost	149	88
Stock-based compensation expense	59,233	64,775
Accretion of discounts on marketable securities	(1,305)	(2,811)
Other	34	262
Changes in operating assets and liabilities
Accounts receivable	5,946	23,302
Prepaid expenses, other current assets and other assets	7,562	(230)
Accounts payable	3,083	(2,931)
Accrued compensation and employee benefits	(2,048)	3,343
Operating lease liabilities	(1,300)	2,187
Other liabilities	2,874	(1,538)
Deferred revenue	17,253	(6,628)
Net cash provided by (used in) operating activities	2,072	(33,535)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(760)
Purchases of marketable securities	(129,154)	(206,492)
Maturities and sales of marketable securities	124,516	156,081
Net cash used in investing activities	(4,646)	(51,171)
Cash flows from financing activities:
Proceeds from exercise of Class A common stock options	72,812	1,289
Net cash provided by financing activities	72,812	1,289
Net increase (decrease) in cash, cash equivalents and restricted cash	70,238	(83,417)
Cash, cash equivalents and restricted cash at beginning of period	78,763	176,924
Cash, cash equivalents and restricted cash at end of period	$149,001	$93,507
Cash and cash equivalents	$136,435	$80,941
Restricted cash included in other assets, non-current	12,566	12,566
Total cash, cash equivalents and restricted cash	$149,001	$93,507
Supplemental disclosure of cash flow information—cash paid for income taxes	$518	$452
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$149	$201
Right-of-use assets obtained in exchange for lease obligations (including remeasurement of right-of-use assets and lease liabilities due to changes in the timing of receipt of lease incentives)	$—	$(166)
Vesting of early exercised stock options	$—	$5
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
Basis of Presentation and Principles of Consolidation
The Company prepares its unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026, which was filed with the SEC on June 24, 2026.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 31, 2026, the results of operations for the three months ended July 31, 2026, and cash flows for the three months ended July 31, 2026. The results of operations for the three months ended July 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1. Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended April 30, 2026, which was filed with the SEC on June 24, 2026. There have been no significant changes to these policies during the three months ended July 31, 2026.
Accounting Standards Recently Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) to introduce a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective beginning in the first quarter of fiscal 2027 on a prospective basis, with early adoption permitted. The Company adopted this guidance in its consolidated financial statements in the first quarter of fiscal year 2027 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220) Disaggregation of Income Statement Expenses (“ASU 2024-03”), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. The Company is required to adopt the guidance in the fourth quarter of fiscal 2028, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements and the applicability of Topic 270. The amendment is effective beginning in the fourth quarter of fiscal 2028 on a prospective or retrospective basis, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.Revenue
Disaggregation of Revenue
The following table presents revenue by geographical region (in thousands):

	Three Months Ended July 31,
	2026	2025
North America (1)	$42,611	$64,408
Europe, the Middle East and Africa (1)	8,983	5,619
Asia Pacific (1)	265	21
Rest of World (1)	516	213
Total revenue	$52,375	$70,261
__________________
(1)The United States comprised 80% and 91% of the Company’s revenue for the three months ended July 31, 2026 and 2025, respectively. No other country comprised 10% or greater of the Company’s revenue for the three months ended July 31, 2026 or 2025.
Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer over time. For the significant majority of the Company’s offerings, software and maintenance and support services are highly interdependent and interrelated and represent a single performance obligation within the context of the contract and are generally satisfied over time. Revenue from software licenses that do not require maintenance and support services is recognized when the control of the software is transferred to the customer. Revenue from such software licenses was $5.9 million and $17.9 million during the three months ended July 31, 2026 and 2025, respectively.
Total professional services revenue comprised of (in thousands):

	Three Months Ended July 31,
	2026	2025
Prioritized engineering services	$1,760	$8,663
Service fees	1,446	1,297
Total professional services revenue	$3,206	$9,960
Deferred Revenue
As of July 31, 2026 and April 30, 2026, the Company’s deferred revenue balances were $53.7 million and $36.4 million, respectively. Revenue of $19.2 million and $23.6 million was recognized during the three months ended July 31, 2026 and 2025, respectively, that was included in the deferred revenue balances as of April 30, 2026 and 2025, respectively.
Remaining Performance Obligation
Remaining performance obligations represent contracted revenue that has not yet been recognized and will be recognized as revenue in future periods. Some contracts allow customers to cancel the contracts without a substantive termination penalty, and the cancellable amount of such contracts is not included in the remaining performance obligations.
The Company excludes amounts related to performance obligations and usage-based royalties that are billed and recognized as they are delivered or billed and recognized in the same period. This primarily consists of monthly usage-based runtime and hosting charges in the duration of some revenue contracts.
Revenue expected to be recognized from remaining performance obligations was approximately $200.0 million as of July 31, 2026, which includes $50.0 million of non-cancellable commitments where actual product selection and quantities of specific products or services will be determined at a later date. Approximately $133.0 million is expected to be recognized over the next 12 months and a majority of the remaining amount is expected to be recognized over the next 13 to 48 months.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customer Concentration and Accounts Receivable
A majority of the Company’s Customer-Entities consist of corporate and governmental entities. A Customer-Entity is defined as each entity that is the ultimate parent of a party contracting with the Company. A limited number of Customer-Entities have accounted for a large part of the Company’s revenue and accounts receivable to date. For the purpose of determining customer concentration and accounts receivable, unbilled receivables have been excluded from the accounts receivable balance. One Customer-Entity accounted for 15% of revenue for the three months ended July 31, 2026. Three separate Customer-Entities accounted for 14%, 13%, and 11%, respectively, of revenue for the three months ended July 31, 2025. As of July 31, 2026, one Customer-Entity accounted for 10% of accounts receivable at July 31, 2026. Two separate Customer-Entities accounted for 25%, and 11%, respectively, of accounts receivable at April 30, 2026,
Accounts receivable includes billed and unbilled receivables, net of allowance of doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is based on the Company’s assessment of the collectability of accounts receivable by considering various factors, including the age of each outstanding invoice, customer type, the collection history of each customer, historical write-off experience, current and near-term macroeconomic conditions and uncertainties. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. Accounts receivable included unbilled receivables as of July 31, 2026 and April 30, 2026 of $44.5 million and $42.8 million, respectively.
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
The following table summarizes the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of July 31, 2026				As of April 30, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$80,478	$—	$—	$80,478	$52,715	$—	$—	$52,715
Commercial paper	—	12,401	—	12,401	—	—	—	—
Corporate debt securities	—	1,044	—	1,044	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	—	3,880	—	3,880	—	—	—	—
Certificates of deposit	—	74,665	—	74,665	—	92,112	—	92,112
U.S. government agencies securities	—	80,622	—	80,622	—	69,691	—	69,691
Commercial paper	—	108,768	—	108,768	—	103,824	—	103,824
Corporate debt securities	—	246,699	—	246,699	—	243,625	—	243,625
Total cash equivalents and available-for-sale marketable securities	$80,478	$528,079	$—	$608,557	$52,715	$509,252	$—	$561,967
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.Cash Equivalents and Marketable Securities
The following table summarizes the Company’s cash equivalents and available-for-sale marketable securities (in thousands):

	As of July 31, 2026				As of April 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$80,478	$—	$—	$80,478	$52,715	$—	$—	$52,715
Commercial paper	12,401	—	—	12,401	—	—	—	—
Corporate debt securities	1,044	—	—	1,044	—	—	—	—
Available-for-sale marketable securities:
U.S. treasury securities	3,880	—	—	3,880	—	—	—	—
Certificates of deposit	74,665	—	—	74,665	92,112	—	—	92,112
U.S. government agencies securities	80,854	7	(239)	80,622	69,721	50	(80)	69,691
Commercial paper	108,768	—	—	108,768	103,824	—	—	103,824
Corporate debt securities	247,075	49	(425)	246,699	243,643	194	(212)	243,625
Total cash equivalents and available-for-sale marketable securities	$609,165	$56	$(664)	$608,557	$562,015	$244	$(292)	$561,967
The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	As of July 31, 2026		As of April 30, 2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$379,418	$379,321	$408,913	$409,023
After one year through five years	135,824	135,313	100,387	100,229
Total	$515,242	$514,634	$509,300	$509,252

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values and unrealized losses of the Company’s available-for-sale marketable securities classified by length of time that the securities have been in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	As of July 31, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$3,880	$—	$—	$—	$3,880
U.S. government agencies securities	(206)	40,546	(33)	18,517	(239)	59,063
Commercial paper	—	4,842	—	—	—	4,842
Corporate debt securities	(321)	124,675	(104)	39,863	(425)	164,538
Total	$(527)	$173,943	$(137)	$58,380	$(664)	$232,323

	As of April 30, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. treasury securities	$—	$—	$—	$—	$—	$—
U.S. government agencies securities	(66)	17,919	(14)	11,221	(80)	29,140
Commercial paper	—	—	—	—	—	—
Corporate debt securities	(145)	79,438	(67)	21,330	(212)	100,768
Total	$(211)	$97,357	$(81)	$32,551	$(292)	$129,908
As of July 31, 2026, the Company had 228 marketable securities in an unrealized loss position. As of April 30, 2026, the Company had 125 marketable securities that were in an unrealized loss position. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. The decline in fair value below amortized cost basis was not considered other-than-temporary as it is more likely than not that the Company will hold the securities until maturity or a recovery of the cost basis, and no significant credit-related impairment losses were recorded as of July 31, 2026 and April 30, 2026.
5.Balance Sheet Details
Property and Equipment, Net
Property and equipment consisted of the following at July 31, 2026 and April 30, 2026 (in thousands):

	Useful Life	As of July 31,	As of April 30,
	(in months)	2026	2026
Leasehold improvements	*	$83,154	$83,005
Computer equipment	36	5,241	5,386
Office furniture and equipment	60	15,796	15,796
Property and equipment, gross		104,191	104,187
Less: accumulated depreciation and amortization		(40,622)	(37,283)
Property and equipment, net		$63,569	$66,904
__________________
*Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation and amortization expense related to property and equipment was $3.3 million and $3.4 million for the three months ended July 31, 2026 and 2025, respectively.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits consisted of the following at July 31, 2026 and April 30, 2026 (in thousands):

	As of July 31,	As of April 30,
	2026	2026
Accrued bonus	$32,101	$35,534
Accrued vacation	3,949	4,743
Accrued payroll taxes and benefits	3,201	3,136
Accrued commissions	3,705	4,506
ESPP contributions	837	428
Other	245	213
Accrued compensation and employee benefits	$44,038	$48,560
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following at July 31, 2026 and April 30, 2026 (in thousands):

	As of July 31,	As of April 30,
	2026	2026
Accrued general expenses	$1,591	$706
Operating lease liabilities, current	5,785	5,577
Accrued professional services	5,626	4,271
Accrued cloud hosting services	3,992	3,143
Accrued taxes payable	2,514	3,625
Other	267	319
Accrued and other current liabilities	$19,775	$17,641
6.Commitments and Contingencies
Non-cancellable Purchase Commitments
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties. As of July 31, 2026, the Company had remaining purchase commitments of $371.8 million related to cloud hosting and associated services and $54.4 million related to professional services due over the next one to four years. The Company incurred costs totaling $14.9 million and $39.0 million during the three months ended July 31, 2026 and 2025, respectively, under these arrangements.
Leases
On August 25, 2021, the Company entered into a new lease to acquire approximately 283,015 square feet of office space in several phases in Redwood City, California. The lease commencement date was determined as the date when the landlord delivered the leased space to the Company. All phases of the lease had commenced, with the seventh and final phase of the lease commenced in the quarter ended July 31, 2024.

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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On August 22, 2025, a putative securities class action complaint (captioned John Liggett Sr. v. C3.ai, Inc. et al., No. 3:25-cv-07129) (“the Liggett case”) was filed in the U.S. District Court for the Northern District of California against the Company, Mr. Siebel, our Chief Executive Officer and Chairman, and our chief financial officer. The court appointed a lead plaintiff on January 7, 2026. The lead plaintiff filed an amended complaint on January 28, 2026. The amended complaint alleges that the defendants made false and materially misleading statements during February to July 2025, regarding the status of the health of Mr. Siebel and its impact on the Company’s business operations. It asserts causes of action for violations of (i) Sections 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5, (ii) Section 20(a) of the Exchange Act, and (iii) Section 20A of the Exchange Act. The plaintiff seeks to represent a class of investors who acquired C3.ai securities from February 18, 2025 through August 8, 2025. The amended complaint requests unspecified damages and other relief. On April 28, 2026, all defendants moved to dismiss plaintiff’s amended complaint. On July 14, 2026, the court granted the motion to dismiss the amended complaint in its entirety, finding that the lead plaintiff failed to adequately allege that any of the defendants’ challenged statements or omissions were false or misleading when made. Because the lead plaintiff did not plead an actionable misstatement, the Court dismissed all causes of action. On August 7, 2026, the lead plaintiff filed a second amended complaint that asserted the same causes of action as contained in the first amended complaint. On September 8, 2026, the Company filed a motion to dismiss the second amended complaint.
Three putative shareholder derivative actions have been filed based on allegations similar to those in the Liggett case: (1) Jaffee v. Siebel et al. (No.3:25-cv-07334) filed on August 29, 2025 in the U.S. District Court for the Northern District of California; (2) Steffens v. Siebel et al. (No. 3:25-cv-07669) filed on September 9, 2025 in the U.S. District Court for the Northern District of California; and (3) Fernicola v. Siebel et al. (No. 3:25-cv-07750) filed on September 11, 2025 in the U.S. District Court for the District of California. In these cases, the plaintiffs assert claims on the Company’s behalf against Mr. Siebel, our chief executive officer, our chief financial officer, and members of our board of directors. All three complaints name the Company as a nominal defendant. All three of the complaints seek unspecified damages to the Company, recovery of attorneys’ fees and other costs and expenses, corporate governance reforms, and other relief. On October 3, 2025, the three derivative cases were consolidated. On November 7, 2025, the three derivative cases were stayed pending resolution of the Liggett case.
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
On February 27, 2024, the Company filed a lawsuit in the Court of Rome, Italy against Enel Global Services S.r.l. and any involved corporate affiliates (“Enel”). The claims in the suit against Enel include misappropriation of trade secrets under Articles 98 and 99 of the Italian Industrial Property Code and breach of contract. In this action, the Company seeks compensatory damages in the amount of €2.1 billion equitable and other relief, as well as fees and costs. The Company has also filed a report of criminal misconduct with Italian law enforcement under Article 623 of the Italian Criminal Code.
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Stockholders’ Equity
Preferred Stock
The Company has authorized 200,000,000 shares of undesignated preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. As of July 31, 2026, there were no shares of Preferred Stock issued or outstanding.
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
8.    Stock-Based Compensation
On November 27, 2020, the Company’s board of directors adopted, and its stockholders approved, the 2020 Incentive Plan, which became effective in connection with the IPO. The 2020 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other equity awards. The number of shares of Class A common stock reserved for issuance under the 2020 Incentive Plan is subject to automatic evergreen increases annually through (and including) May 1, 2030 pursuant to the terms of the 2020 Incentive Plan. There was an automatic annual increase on May 1, 2026 in the number of shares reserved for future issuance pursuant to the 2020 Incentive Plan in an amount equal to seven percent (7%) of the total number of shares of the Company’s Class A common stock and Class B common stock outstanding on April 30, 2026.
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
Stock Options
Stock options generally expire 10 years from the date of grant, or earlier if services are terminated. Generally, each stock option is subject to a vesting schedule such that one fifth of the award vests after the first-year anniversary and one-sixtieth of the award vests each month thereafter over the remaining four years, subject to continuous service.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s option activity during the three months ended July 31, 2026 is as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance as of April 30, 2026	32,419	$15.44	5.32	$—
Options granted	—	—
Options exercised	(7,879)	9.24
Options cancelled	(860)	12.53
Balance as of July 31, 2026	23,680	$17.60	5.42	$—
Vested and exercisable as of July 31, 2026	16,478	$18.17	3.92	$—
Vested and expected to vest as of July 31, 2026	23,681	$17.60	5.42	$—
As of July 31, 2026, there was $59.2 million of unrecognized compensation cost related to stock options which is expected to be recognized over an estimated weighted-average period of 2.5 years.
No stock options were granted during the three months ended July 31, 2026. The grant-date fair value of options granted during the three months ended July 31, 2025 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. The assumptions underlying the fair value estimation are provided in the following table:

Three Months Ended July 31,
2025
Valuation assumptions:
Expected dividend yield	—%
Expected volatility	68.5
Expected term (years)	6.5
Risk-free interest rate	3.9%
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

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation expense associated with the PRSU Award will be recognized over the longer of the expected achievement period for the Market Condition or the Service Condition. For the three months ended July 31, 2026, the Company recorded stock-based compensation expense of $0.3 million related to the PRSU Award.
The Company determined the grant date fair value of the PRSU Award using a Monte Carlo simulation model with the following assumptions: stock price of $12.90, risk-free interest rate of 3.7%, dividend yield of 0% and expected volatility of 51.4%.
A summary of the Company’s RSU activity during the three months ended July 31, 2026 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Unvested Balance as of April 30, 2026	19,414	$21.91
RSUs granted	11,002	9.28
RSUs vested	(3,918)	16.55
RSUs forfeited	(3,815)	20.45
Unvested Balance as of July 31, 2026	22,683	$16.96
As of July 31, 2026, there was $355.2 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 2.9 years.
In fiscal year 2026 and 2025, the Compensation Committee approved the payment of fiscal year 2026 and 2025 bonuses, respectively, under the Company’s annual bonus program in the form of fully vested RSUs covering shares of Class A common stock to employees. The Company issued 1,877,140 and 909,764 shares of Class A common stock pursuant to this program in the three months ended July 31, 2026 and 2025, respectively.
Shares issued in settlement of fully vested RSUs granted under this bonus program were issued from the 2020 Incentive Plan and reduced the shares available for issuance under the 2020 Incentive Plan.
Employee Stock Purchase Plan
During the three months ended July 31, 2026 and 2025, the Company recognized $0.4 million and $2.0 million, respectively, of stock-based compensation expense related to the 2020 ESPP. As of July 31, 2026, there was $4.1 million of unrecognized stock-based compensation expense that is expected to be recognized over the remaining term of the respective offering periods.

C3.AI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based Compensation Expense
The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,
	2026	2025
Cost of subscription	$8,524	$8,622
Cost of professional services	264	668
Sales and marketing	17,592	24,181
Research and development	20,037	19,323
General and administrative	12,816	11,981
Total stock-based compensation expense	$59,233	$64,775
The Company records stock-based compensation associated with the Company’s annual bonus program and retention bonus program for certain employees, which may be paid out in fully vested RSUs that are settled in shares of Class A common stock. During the three months ended July 31, 2026, the Company recognized $16.8 million of stock-based compensation expense associated with these programs. As of July 31, 2026, $31.6 million was reflected under accrued compensation and employee benefits in the consolidated balance sheets. Upon settlement, this amount will be reflected under common stock and additional paid-in capital in the condensed consolidated statements of stockholders’ equity.
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
The Company recorded income tax expense of $0.2 million and $0.3 million for the three months ended July 31, 2026 and 2025, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, was maintained.
10.    Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share was the same as diluted net loss per share for the periods presented because the Company was in a loss position for the three months ended July 31, 2026 and 2025. For purposes of this calculation, stock options, RSUs, Class A common stock issuable in connection with the 2020 ESPP and early exercised stock options subject to repurchase are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,
	2026	2025
Numerator
Net loss attributable to common stockholders	$(92,812)	$(116,769)
Denominator
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	154,999	135,375
Basic and diluted net loss per share attributable to common stockholders
Basic and diluted net loss per Class A and Class B common shares	$(0.60)	$(0.86)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have had an antidilutive effect were as follows (in thousands):

	As of July 31,
	2026	2025
Stock options	23,681	28,216
RSUs	22,683	27,692
ESPP	1,933	1,159
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
12.    Restructuring
On February 24, 2026, the Company's Board of Directors approved a restructuring plan (the “Plan”) intended to improve operating efficiency and reposition the Company for long-term success. The Plan includes (i) a target reduction in the Company's global workforce, which was completed during the first quarter of fiscal year 2027, and (ii) a target reduction in annualized vendor-related costs through contract termination and rationalization actions, which is expected to be completed by the second quarter of fiscal year 2027. The Company recognized restructuring charges of $0.7 million during the fiscal quarter ended July 31, 2026, primarily consisting of vendor consolidation costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended April 30, 2026 included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, which was filed with the Securities and Exchange Commission, or SEC, on June 24, 2026. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, all references in this report to “C3.ai,” “C3 AI,” the “Company”, “we,” “our,” “us,” or similar terms refer to C3.ai, Inc. and its subsidiaries.
Overview
C3 AI is an Enterprise AI software company.
We have built a family of software offerings that enable our customers to rapidly develop, deploy, and operate large-scale Enterprise AI applications and use cases. Customers can deploy C3 AI's offerings on major public cloud infrastructures, private cloud or hybrid environments, or directly on their own servers and processors. We organize our offerings, which we collectively refer to as our “C3 AI Software,” into three layers: the C3 Agentic AI Platform, a tooling layer, and a portfolio of applications and application modules.
•C3 Agentic AI Platform, our core technology and the foundation on which our other offerings run, is a comprehensive, end-to-end application development and runtime environment that is designed to allow our customers to rapidly design, develop, and deploy Enterprise AI applications. The C3 Agentic AI Platform enables the creation of enterprise-grade AI agents that can autonomously perceive data, reason over complex systems, and take action to achieve defined business goals. These agents operate within secure, governed workflows and integrate across the enterprise. Data unification, artificial intelligence and machine learning lifecycle management, and the orchestration of models, tools, and autonomous agents are core capabilities of the platform.
•Tooling Layer, includes the interfaces onto the platform covering the full development lifecycle, from raw data to a governed, running application.
•C3 AI Studio, is the control plane to develop, deploy and operate large-scale enterprise AI applications.
•C3 Code, is an agentic application builder that uses natural-language instructions to let users configure and deploy Enterprise AI applications, including data pipelines, AI models, business logic, security controls, and user interfaces, orchestrating multiple AI agents working in parallel against an organization's enterprise data.
•Applications and Application Modules, our third layer, are a portfolio of pre-built, industry-specific offerings that assemble on the platform to solve business problems.
▪Applications are a portfolio of pre-built, extensible, industry-specific, outcome-complete solutions that each address a focused set of business problems, complete with machine-learning models and user experiences, pre-assembled and configured on the platform to deliver a measurable result.
▪Application Modules are independently deployable building blocks within an application, spanning data aggregation, data transformation, analytics, models, analytic and machine learning capabilities, UI services, orchestration, and governance. Every application module conforms to a shared type system, so modules interoperate; customers can acquire and assemble them individually or receive them as part of an application.

These offerings, and our patented model-driven architecture, enable organizations to simplify and accelerate Enterprise AI application development, deployment, and administration. We significantly reduce the effort and complexity of the AI software engineering problem.
How We Generate Revenue
We generate revenue primarily from the sale of subscriptions, which accounted for 94% and 86% of our total revenue in the three months ended July 31, 2026 and 2025, respectively. Our cloud-native software offerings allow us to manage, update, and monitor the software regardless of whether the software is deployed in our public cloud environment, in our customers’ self-managed private or public cloud environments, or in a hybrid environment.
We primarily recognize revenue from subscriptions on a ratable basis over the contract term or on a usage basis for consumption-based arrangements. We also recognize revenue upon delivery to the customer for software licenses that do not require maintenance and support services. In addition, customers typically pay a usage-based runtime fee for production use of our C3 AI Software for specified levels of capacity. Customers who choose to run the software in our cloud environment pay the hosting costs charged by our cloud providers. We frequently deploy a consumption-based pricing model, beginning with a short proof of value or an initial production deployment phase which may include access to the C3 Agentic AI Platform, one or more C3 AI Applications or C3 Generative AI, and C3 AI Center of Excellence (“COE”) support services. Following a short proof of value or an initial production deployment period, customers generally either pay a monthly fee and consumption charges using virtual Central Processing Unit or vCPU and virtual Graphics Processing Unit or vGPU hours as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges. Our subscriptions also include our maintenance and support services. Additionally, we offer premium stand-ready support services through our C3 AI COE which is included as part of the subscription when purchased.
We also generate revenue from professional services, which primarily include prioritized engineering services and services fees. Professional services revenue represented 6% and 14% of our total revenue for the three months ended July 31, 2026 and 2025, respectively.
Prioritized engineering services are undertaken when a customer requests that we accelerate the design, development, and delivery of software features and functions that are planned in our future product roadmap. When we agree to this, we negotiate an agreed upon fee to accelerate the development of the software as well as other terms, such as relevant specifications. When the software feature is delivered, it becomes integrated to our core product offering, is available to all subscribers of the underlying software product in the subsequent general release, and enhances the operation of that product going forward. Such prioritized engineering services result in production-level computer software-compiled code that enhances the functionality of our production products — which is available for our customers to use over the life of their software licenses. Prioritized engineering services revenue is recognized as professional services over the period in which the software development is completed. Prioritized engineering services accounted for 55% and 87% of total professional services revenue for the three months ended July 31, 2026 and 2025, respectively.
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

Our go-to-market strategy includes a way for new customers to subscribe to our products at smaller initial contract sizes and pay for services based on their monthly consumption of vCPU and vGPU hours or at fixed rates. Customers generally begin with a short proof of value or an initial production deployment, which includes the necessary resources required to deploy the C3 Agentic AI Platform and/or C3 AI Applications and receive necessary training to operate and maintain the software in production use. Following the short proof of value or initial production deployment period, customers generally either pay a monthly fee and consumption charges using vCPU and vGPU hours utilized as the metric to calculate payment or enter into a time-certain multi-period commitment that may include consumption charges.
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
•Industry Partners. We have developed an alliance program to partner with recognized leaders in their respective industries, such as Baker Hughes and Booz Allen Hamilton; to develop, market, and sell solutions that are natively built on or tightly integrated with the C3 Agentic AI Platform.
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
Key Business Metric
Remaining Performance Obligations
Remaining performance obligations, or RPO, represent contracted revenue that has not yet been recognized and will be recognized as revenue in future periods. Some contracts allow customers to cancel the contracts without a substantive termination penalty, and the cancellable amount of such contracts is not included in the remaining performance obligations.
RPO was $200.0 million and $203.1 million as of July 31, 2026 and April 30, 2026, respectively.
RPO as of July 31, 2026 is comprised of $53.7 million related to deferred revenue and $146.3 million of commitments from non-cancellable contracts. Our RPO as of April 30, 2026 was comprised of $36.4 million related to deferred revenue and $166.7 million of commitments from non-cancellable contracts.
RPO excludes amounts related to monthly usage-based runtime and hosting charges. While RPO provides insight into committed revenue, it may not accurately reflect future revenue growth, particularly for pay-as-you go consumption pricing agreements and due to factors such as timing of renewals, the timing of conversion of short proof of value or an initial production deployment into a recurring subscription contract, purchases of additional capacity, average contract terms, and seasonality. As a result, it is important to review RPO in conjunction with revenue and other financial metrics disclosed elsewhere in this Quarterly Report on Form 10-Q.
Beginning with this Quarterly Report on Form 10-Q, we have discontinued reporting Initial Production Deployments, or IPDs, as a Key Business Metric, as we no longer believe it provides investors with a meaningful measure for understanding our business and its growth drivers.

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
We expect that we will continue to attract new customers who prefer to subscribe to the C3 Agentic AI Platform and C3 AI Applications with our consumption-based pricing model. For further discussion, see the section titled “Overview - Go-to-Market Strategy” included in Part II, Item 7 of this Quarterly Report on Form 10-Q.

Restructuring Plan and Strategic Initiatives
On February 24, 2026, our Board of Directors approved a comprehensive restructuring plan (the “Plan”) designed to fundamentally improve our operating efficiency and long-term financial position. This Plan is the foundation of five key strategic initiatives currently being executed by management:
•Operational Right-Sizing: We are reducing our cash burn through a reduction in our global workforce, and a reduction in annualized non-employee costs. We expect to substantially complete the implementation of the Plan by the second quarter of fiscal year 2027.
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
We recognized restructuring charges of $0.7 million during the fiscal quarter ended July 31, 2026, primarily consisting of vendor consolidation costs.
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
Brand Awareness
We believe we are in the nascent stages of a large and expanding market for AI enabled digital transformation. We intend to focus our marketing investment on targeted brand awareness, market education, and thought leadership, particularly as it relates to agentic and generative AI. In connection with our restructuring, we have substantially reduced advertising and other discretionary marketing costs and have concentrated our remaining efforts to focus on cost-efficient, higher-return channels, principally digital programs, virtual and physical events, including our C3 Transform annual user conference, C3 Code Accelerator, a program to accelerate customer adoption through intensive one- or two-day onsite engagements, and C3 AI Webinars, a series of events featuring C3 AI customers, partners, and experts in AI, machine learning, or ML, and data science.
We anticipate continuing to make investments in marketing over the next few years. Over the long term, we expect marketing spend to decline as a percent of total revenue as we make ongoing progress establishing C3 AI’s brand and reputation and as our business scales.

Grow Our Go-to-Market and Partnership Ecosystem
In addition to the activities of our field sales organization, our success in attracting new customers will depend on our ability to expand our ecosystem of strategic partners and the number of industry verticals that they serve. Our strategic go-to-market alliances vastly extend our reach globally. Some of our most notable partners include Microsoft, Baker Hughes, AWS, and Google. Each strategic partner is a leader in its industry, with a substantial installed customer base and extensive marketing, sales, and services resources that we can leverage to engage and serve customers anywhere in the world. Using our C3 Agentic AI Platform as the development suite, we leverage our model-driven architecture to efficiently build new cross-industry and industry-specific applications based on identifying requirements across our customer base of industry leaders and through our industry partners. Our strategy with strategic partners is to establish a significant use case and prove the value of our C3 Agentic AI Platform, C3 AI Applications, and C3 Generative AI with a flagship customer in each industry in which we participate. We have done this with our strategic vertical industry partner in oil and gas, Baker Hughes, as well as with our iconic global customers, some of whom are deploying C3 AI technology to optimize thousands of critical assets globally across their upstream, midstream, and downstream operations. We establish formal sales and marketing plans with each partner, including specific sales goals and dedicated budgets, and we work closely with these partners to identify specific target accounts. We intend to grow the business we do with each partner and to add more partners as we expand the vertical markets we serve. We also offer revenue generating with a short proof of value or initial production deployments of our applications as part of our customer acquisition strategy.
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
International Expansion
The international market opportunity for Enterprise AI software is large and growing, and we believe there is a significant opportunity to continue to grow our international customer base. We believe that the demand for our C3 AI Software will continue growing as international awareness of the benefits of digital transformation and Enterprise AI software grows. We plan to continue to make selective investments to expand geographically by investing in our direct sales teams in international markets and supplementing the direct sales effort with strategic partners to significantly expand our reach and market coverage. We derived approximately 20% and 9% of our total revenue for the three months ended July 31, 2026 and 2025, respectively, from international customers.
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

Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is primarily comprised of software licenses, software-as-a-service offerings, stand-ready COE support services, a short proof of value or initial production deployments of our C3 AI Applications or Generative AI, and hosting charges. Sales of our software licenses grant our customers the right to use our software, either on their own cloud instances or their internal hardware infrastructures, during the contractual term. We also offer a premium stand ready service through our COE. Sales of our software-as-a-service offerings include a right to use our software during the contract term. In addition, customers pay a usage-based runtime fee for our C3 AI Software for specified levels of guaranteed minimum consumption. Our subscriptions also include our maintenance and support services, which include critical and continuous updates to the software that are integral to maintaining the intended utility of the software over the contractual term. For a significant majority of our offerings, our software subscriptions and maintenance and support services are highly interdependent and interrelated and represent a single distinct performance obligation within the context of the contract. We also sell software licenses that do not require maintenance and support services. We currently have a small number of customers that license our offerings under a perpetual license model, and we expect that may continue for the foreseeable future for certain customers due to their specific contracting requirements.
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
General and Administrative. General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs associated with administrative services such as executive management and administration, legal, human resources, accounting, and finance. General and administrative expense also includes facilities costs, such as depreciation and rent expense, professional fees, and other general corporate costs, including allocated overhead and depreciation for facilities.
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
Restructuring Charges
During the fiscal quarter ended July 31, 2026, we incurred restructuring charges in connection with the Plan. Restructuring expenses consist of vendor rationalization costs.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended July 31,
	2026	2025
	(in thousands)
Revenue
Subscription	$49,169	$60,301
Professional services	3,206	9,960
Total revenue	52,375	70,261
Cost of revenue
Subscription (1)	34,720	41,481
Professional services (1)	986	2,336
Total cost of revenue	35,706	43,817
Gross profit	16,669	26,444
Operating expenses
Sales and marketing (1)	41,611	62,513
Research and development (1)	46,549	64,651
General and administrative (1)	26,079	24,099
Restructuring	698	—
Total operating expenses	114,937	151,263
Loss from operations	(98,268)	(124,819)
Interest income	5,957	8,218
Other (expense) income, net	(338)	132
Loss before provision for income taxes	(92,649)	(116,469)
Provision for income taxes	163	300
Net loss	$(92,812)	$(116,769)
________________________________________________________________________________________________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,
	2026	2025
	(in thousands)
Cost of subscription	$8,524	$8,622
Cost of professional services	264	668
Sales and marketing	17,592	24,181
Research and development	20,037	19,323
General and administrative	12,816	11,981
Total stock-based compensation expense	$59,233	$64,775

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended July 31,
	2026	2025

Revenue
Subscription	94%	86%
Professional services	6	14
Total revenue	100	100
Cost of revenue
Subscription	66	59
Professional services	2	3
Total cost of revenue	68	62
Gross profit	32	38
Operating expenses
Sales and marketing	79	89
Research and development	89	92
General and administrative	50	34
Restructuring	1	—
Total operating expenses	219	215
Loss from operations	(188)	(178)
Interest income	11	12
Other (expense) income, net	(1)	—
Loss before provision for income taxes	(177)	(166)
Provision for income taxes	—	—
Net loss	(177)%	(166)%
Comparison of the Three Months Ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,		$ Change	% Change
	2026	2025
	(in thousands)
Revenue
Subscription	$49,169	$60,301	$(11,132)	(18)%
Professional services	3,206	9,960	(6,754)	(68)%
Total revenue	$52,375	$70,261	$(17,886)	(25)%
Subscription revenue accounted for 94% and 86% of our total revenue for the three months ended July 31, 2026 and 2025, respectively. Subscription revenue decreased by $11.1 million, or 18%, for the three months ended July 31, 2026, compared to the same period last year. Approximately 1% and 32%, respectively, of the total subscription revenue for the three months ended July 31, 2026 and 2025 was attributable to revenue from new customers, and the remaining 99% and 68%, respectively, was attributable to revenue from existing customers. Existing customers are those from whom revenue was recognized during the three months ended July 31, 2025.

Professional services revenue decreased by $6.8 million, or 68%, for the three months ended July 31, 2026, compared to the same period last year, predominantly due to decrease in prioritized engineering services of $6.9 million as a result of a decline in the number of features developed and delivered during the quarter, partially offset by an increase in professional services of $0.1 million due to timing of services provided during the quarter.
Cost of Revenue

	Three Months Ended July 31,		$ Change	% Change
	2026	2025
	(in thousands)
Cost of revenue
Subscription	$34,720	$41,481	$(6,761)	(16)%
Professional services	986	2,336	(1,350)	(58)%
Total cost of revenue	$35,706	$43,817	$(8,111)	(19)%
The decrease in cost of subscription revenue for the three months ended July 31, 2026 compared to the same period last year was primarily due to lower payroll and contractor costs of $5.2 million and lower data center costs of $1.5 million.
The decrease in cost of professional services revenue for the three months ended July 31, 2026 compared to the same period last year was primarily due to lower payroll and contractor costs of $1.1 million.

	Three Months Ended July 31,		$ Change	% Change
	2026	2025
	(in thousands)
Gross profit	$16,669	$26,444	$(9,775)	(37)%
Gross margin
Subscription	29%	31%
Professional services	69%	77%
Total gross margin	32%	38%
The decrease in total gross margin for the three months ended July 31, 2026 compared to the same period last year was driven by decline in both subscription and professional services margin. The subscription margin for the three months ended July 31, 2026 decreased primarily due to the decline in subscription revenue being higher than the decrease in cost of subscription revenue. The professional service margin decreased for the three months ended July 31, 2026 due to the decline in professional service projects compared to the same period last year.
Operating Expenses

	Three Months Ended July 31,		$ Change	% Change
	2026	2025
	(in thousands)
Operating expenses
Sales and marketing	$41,611	$62,513	$(20,902)	(33)%
Research and development	46,549	64,651	(18,102)	(28)%
General and administrative	26,079	24,099	1,980	8%
Restructuring	698	—	$698	100%
Total operating expenses	$114,937	$151,263	$(36,326)	(24)%
Sales and Marketing. The decrease in sales and marketing expense for the three months ended July 31, 2026 compared to the same period last year was primarily due to lower payroll costs of $18.0 million as a result of reduction in headcount and lower advertising costs of $2.2 million.
Research and Development. The decrease in research and development expense for the three months ended July 31, 2026 compared to the same period last year was primarily due to lower payroll and contractor costs of $15.6 million, lower cloud infrastructure costs of $3.6 million, partially offset by higher software related costs of $1.3 million.

General and Administrative. The increase in general and administrative expense for the three months ended July 31, 2026 compared to the same period last year was primarily due to higher professional services costs of $2.8 million, partially offset by lower facilities costs of $0.7 million and lower corporate insurance cost of $0.5 million.
Restructuring. The Company recognized restructuring charges of $0.7 million during the fiscal quarter ended July 31, 2026. For additional information regarding our restructuring plan, see Note 12. Restructuring to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Income

	Three Months Ended July 31,		$ Change	% Change
	2026	2025
	(in thousands)
Interest income	$5,957	$8,218	$(2,261)	(28)%
The decrease in interest income for the three months ended July 31, 2026 compared to the same period last year was primarily due to lower volume of investments and lower prevailing interest rates on our marketable securities portfolio in the three months ended July 31, 2026.
Other (Expense) Income, Net

	Three Months Ended July 31,		$ Change	% Change
	2026	2025
	(in thousands)
Other (expense) income, net	$(338)	$132	$(470)	(356)%
The change in other (expense) income, net for the three months ended July 31, 2026 compared to the same period last year was primarily due to foreign currency losses on the remeasurement of Euro-denominated cash and accounts receivable balances, in the three months ended July 31, 2026.
Provision for Income Taxes

	Three Months Ended July 31,		$ Change	% Change
	2026	2025
	(in thousands)
Provision for income taxes	$163	$300	$(137)	(46)%
The change in provision for income taxes for the three months ended July 31, 2026 compared to the same period last year was primarily related to foreign and state tax expense.
Non-GAAP Financial Measure
In addition to our financial results determined in accordance with generally accepted accounting principles in the United States, or GAAP, we believe free cash flow, a non-GAAP financial measure, is useful in evaluating liquidity and provides information to management and investors about our ability to fund future operating needs and strategic initiatives. We calculate free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash used in operating activities. This non-GAAP financial measure may be different than similarly titled measures used by other companies. Additionally, the utility of free cash flow is further limited as it does not represent the total increase or decrease in our cash balances for a given period. The following table below provides a reconciliation of free cash flow to the GAAP measure of net cash provided by (used in) operating activities for the periods presented.

	Three Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$2,072	$(33,535)
Less:
Purchases of property and equipment	(8)	(760)
Free cash flow	$2,064	$(34,295)
Net cash used in investing activities	$(4,646)	$(51,171)
Net cash provided by financing activities	$72,812	$1,289
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales generated from our customers and sales of equity securities. As of July 31, 2026 and April 30, 2026, we had $136.4 million and $66.2 million of cash and cash equivalents and $514.6 million and $509.3 million of marketable securities, respectively, which are available for use in current operations. Our marketable securities generally consist of high-grade U.S. treasury securities, certificates of deposit, U.S. government agency securities, commercial paper and corporate debt securities. We have generated operating losses from our operations as reflected in our accumulated deficit of $1.9 billion as of July 31, 2026. We expect to continue to incur operating losses and generate negative cash flows from operations in the next few quarters due to the investments we intend to make in our business, and as a result we may require additional capital to execute on our strategic initiatives to grow the business.
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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$2,072	$(33,535)
Net cash used in investing activities	$(4,646)	$(51,171)
Net cash provided by financing activities	$72,812	$1,289
Net increase (decrease) in cash, cash equivalents, and restricted cash	$70,238	$(83,417)
Operating Activities. Our largest source of operating cash is cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for payroll and contractors costs, third-party cloud hosting costs, sales and marketing costs, and other operational costs.
During the three months ended July 31, 2026, cash provided by operating activities was $2.1 million, an increase of $35.6 million compared to the same period last year. The increase was primarily attributable to an increase in cash received from customers, partially offset by cash paid for payroll and related costs, and to vendors.

Investing Activities. Net cash used in investing activities of $4.6 million for the three months ended July 31, 2026 was primarily attributable to purchases of marketable securities of $129.2 million, offset by maturities and sales of marketable securities of $124.5 million.
Net cash used in investing activities of $51.2 million for the three months ended July 31, 2025 was attributable to purchases of marketable securities of $206.5 million and capital expenditures of $0.8 million mainly related to the computer equipment and servers, partially offset by maturities and sales of marketable securities of $156.1 million.
Financing Activities. Net cash provided by financing activities of $72.8 million during the three months ended July 31, 2026 was due to proceeds from the exercise of stock options for Class A common stock.
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
For additional information, refer to Note 6. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as disclosed in Note 6., there has been no other material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended April 30, 2026. See our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, which was filed with the SEC on June 24, 2026, for additional information regarding our contractual obligations.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in the Annual Report on Form 10-K for the fiscal year ended April 30, 2026, which was filed with the SEC on June 24, 2026.

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
Interest Rate Risk
As of July 31, 2026, we had cash, cash equivalents, and marketable securities of $651.1 million. As of April 30, 2026, we had cash, cash equivalents, and marketable securities of $575.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of July 31, 2026, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or marketable securities portfolio. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the marketable securities prior to maturity.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar. For each of the three months ended July 31, 2026 and 2025, approximately 6% and 5%, respectively, of our sales were denominated in euros, and therefore our revenue, accounts receivable, and cash deposits are subject to foreign currency risk. Our foreign operating expenses are denominated in the local currencies of the countries in which we operate. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates may result in a material impact on our unaudited condensed financial statements.
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
Risks Related to Our Business and Our Industry
We have a history of losses, we anticipate our operating expenses will increase in the future, and we may not be able to achieve or maintain profitability in the future.
We incurred net losses in each period since our founding in 2009. We generated net losses of approximately $92.8 million and $116.8 million for the three months ended July 31, 2026 and 2025, respectively. As a result, we had an accumulated deficit of $1.9 billion as of July 31, 2026. We expect to continue to incur net losses for the foreseeable future. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers, commercialize our C3 AI Software, and continue to develop our C3 AI Software. We do not know whether or when we will generate sufficient revenue to achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase or declines. In particular, we intend to continue to expend significant funds to further develop our C3 AI Software and business, including:
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

In addition, our future success depends on our ability to sell additional subscriptions for our C3 AI Software to our existing customers. Our customers generally have no contractual obligation to renew, upgrade, or expand their subscriptions after the terms of their existing subscriptions expire. Similarly, after completing a short proof of value or an initial production deployment, customers do not have an obligation to continue to license our products, and we may not be able to convert short proof of value or initial production deployment customers into customers purchasing ongoing subscriptions or continue with a monthly consumption-based fee. In addition, our customers may opt to decrease their usage of our C3 AI Software. Given our limited experience with customer renewals of our AI products and services, we may not be able to accurately predict customer renewal rates. Our customers’ renewal and expansion commitments may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our C3 AI Software and our customer support, the frequency and severity of software and implementation errors or other reliability issues, the pricing of our subscriptions or competing solutions, changes in their IT budget, the effects of global economic conditions, and our customers’ financial circumstances, including their ability to maintain or expand their spending levels. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. If our customers do not purchase additional subscriptions, increase their usage of our software, or renew their subscriptions with us, our business, financial condition, and results of operations may be harmed.
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

Our use of artificial intelligence, or AI, and machine learning, or ML, technologies, collectively, AI/ML technologies, may also subject us or our customers to certain privacy and data security laws, as well as increasing regulation and scrutiny. There is increasing U.S. and foreign activity in the regulation of AI and other similar uses of technology. In Europe, the EU AI Act entered into force on August 1, 2024 and became fully applicable on August 2, 2026, with some provisions already applying from February 2025. We do not engage in developing or providing AI systems or general-purpose AI models that would qualify as “prohibited AI practices.” However, if we or our customers are classified as developing or using “high-risk” AI systems, or general-purpose AI models, including general-purpose AI models with systemic risk, the EU AI Act could impose more restrictions and obligations. This could increase the costs and burdens to us and our customers, delay or halt deployment of new products and services, and may reduce the number of new customers, negatively impacting our business and financial results. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher, and dependent on the type of violation. Moreover, in the United Kingdom, the government has confirmed its position that existing regulators are to implement certain specific principles (safety, security and robustness; transparency and explainability; fairness; accountability and governance; contestability and redress), within those regulators’ existing remits, to guide and inform the responsible development and use of AI/ML within their relevant sectors/competences. We expect other jurisdictions will adopt similar laws. In the United States, several states and localities have enacted measures related to the use of AI and ML in products and services. We may have to change our business practices to comply with such obligations. For example, our employees and personnel use generative AI technologies to perform their work. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
We have limited experience with respect to determining the optimal prices for subscriptions for our C3 AI Software. In the past, we have been able to increase our prices for our C3 AI Software, but we may choose not to introduce or be unsuccessful in implementing future price increases or changes in our pricing models. In the second quarter of fiscal year 2023, we announced a change to our go-to-market strategy. This change includes a way for new customers to utilize our products at a smaller initial contract size and pay for services based on their monthly consumption of vCPU hours, rather than payment pursuant to a purely subscription-based payment option. Unlike customers utilizing our subscription-based option, in which revenue is recognized ratably over the term of the subscription, for customers utilizing our consumption-based payment option, we recognize revenue on consumption. Because such customers have flexibility in the timing of their consumption, we do not have the same visibility into the timing of revenue recognition for such customers that we have with our subscription-based customers. There is a risk that customers using the consumption-based option will consume our platform more slowly than we expect, and our actual results may differ from our forecasts. Further, investors and securities analysts may not understand how our consumption-based option differs from our subscription-based option, or the intersection of our consumption-based option and our subscription-based option. If our results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class actions.

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
We seek to grow our partner ecosystem as a way to grow our business. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in June 2019, we entered into a strategic collaboration with Baker Hughes whereby Baker Hughes operated as the exclusive channel partner and reseller of our C3 AI Software in the oil and gas industry and a non-exclusive reseller in other industries. This arrangement was revised in April 2025. Baker Hughes is no longer C3 AI’s exclusive reseller. We also have strategic relationships with Microsoft, AWS, McKinsey & Company, Google Cloud, and Raytheon.
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
Our success depends in a large part upon the continued service of key members of our senior management team. In particular, our founder and current CEO and Chairman, Thomas M. Siebel, is critical to our overall management, sales strategy, culture, strategic direction, engineering, and operations. In addition, Mr. Siebel is a recognized leader in information technology and is critical to the continued development of our C3 AI Software. All of our executive officers are at-will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team, whether in connection with possible health setbacks or otherwise, could make it more difficult to execute our business strategy and, therefore, harm our business.
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
We sell to customers globally and have international operations primarily in Europe. As we continue to invest in our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. Although the majority of our cash generated from revenue is denominated in U.S. dollars, a small amount is denominated in foreign currencies, and our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations. For the three months ended July 31, 2026 and 2025, 9% and 6% of our revenue, respectively, were denominated in currencies other than U.S. dollars. For the three months ended July 31, 2026 and 2025, 10% and 6% of our expenses, respectively, were denominated in currencies other than U.S. dollars. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenue being lower. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.
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
We have Customer-Entities in more than 10 countries, and 19% of our revenue for the three months ended July 31, 2026 was generated from customers outside of North America. As of July 31, 2026, we had ten international sales locations, and we plan to add local sales support in further select international markets over time. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our C3 AI Software in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our C3 AI Software may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally in the future may require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. Future international expansion will require investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
We primarily rely and expect to continue to rely on a combination of patent, patent licenses, trade secrets, domain name protection, trademarks, and copyrights, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. From time to time, we are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, and our C3 AI Software. While we intend to defend any lawsuit vigorously, litigation can be costly and time consuming, divert the attention of our management and key personnel from our business operations, and dissuade potential customers from subscribing to our C3 AI Software, which would harm our business. Furthermore, with respect to lawsuits, there can be no assurances that favorable outcomes will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, our agreements with customers or partners typically include certain provisions for indemnifying them against liabilities if our C3 AI Software infringes a third party’s intellectual property rights, including in the third-party open-source software components included in our C3 AI Software, which indemnification obligations could require us to make payments to our customers. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business could be harmed as a result.
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
As of July 31, 2026, our technology is currently protected by a broad patent portfolio, with 34 issued patents in the United States, 47 issued counterpart patents in a number of international jurisdictions, 30 patent applications pending in the United States, and 73 patent applications pending internationally. Our issued patents expire beginning in 2031 through 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business and not otherwise maintained as trade secrets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. We also make financial decisions about which issued patents to maintain and which pending patent applications to continue prosecuting, which may result in abandonment of issued patents and pending patent applications and loss of the protection that those patents and patent applications might have provided. Even in cases where we seek and maintain patent protection, there is no assurance that the patents will effectively protect our ability to use or prevent unauthorized third parties from using significant features of our C3 AI Software. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to defend against or prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.
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
Our Class B common stock has 50 votes per share, and our Class A common stock has one vote per share. As of July 31, 2026, Mr. Siebel and related entities beneficially owned approximately 87.8% of our Class B common stock and approximately 14.0% of our outstanding Class A common stock, resulting in beneficial ownership of capital stock representing approximately 48.9% of the voting power of our outstanding capital stock. Therefore, Mr. Siebel has significant control over our management and affairs and over certain matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
As of July 31, 2026, there were outstanding options to purchase an aggregate of approximately 23,681,000 shares of our Class A common stock, and approximately 22,683,000 shares of our Class A common stock subject to restricted stock unit awards. We have registered all of the shares of Class A common stock issuable upon exercise of outstanding options and upon exercise or settlement of any options or other equity incentives we may grant in the future for public resale under the Securities Act. Accordingly, these shares will become eligible for sale in the public market to the extent any such equity awards are exercised or settled for shares of Class A common stock, subject to compliance with applicable securities laws. In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended July 31, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Total Shares of Common Stock to be Purchased	Expiration Date
Condoleezza Rice Director	Adoption	June 25, 2026	X		Up to 134,501	NA	June 15, 2027
Richard Levin Director	Adoption	June 25, 2026	X		Up to 72,000	NA	June 30, 2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** The aggregate number of shares reported in this table represents the total shares originally authorized for potential sale under the arrangement prior to its termination.

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
C3.ai, Inc.

Date: September 8, 2026	By:	/s/ Thomas M. Siebel
Thomas M. Siebel
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: September 8, 2026	By:	/s/ Hitesh Lath
Hitesh Lath
Senior Vice President, Chief Financial Officer, and Chief Administrative Officer
(Principal Financial and Accounting Officer)